Form 10-K
period 1993-12-26
ACME METALS INC /DE/
filed 1994-03-25
CIK 883702

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.20549

                                   FORM 10-K

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 26, 1993 or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                        -------------------------------

                         Commission file number 0-14727

                            ACME METALS INCORPORATED

             (Exact name of registrant as specified in its charter)

    DELAWARE       36-3802419
   (State of         (I.R.S.
 incorporation)     Employer
                  Identification
                  No.)

             13500 SOUTH PERRY AVE., RIVERDALE, ILLINOIS 60627-1182
          (Address of principal executive offices)          (Zip Code)

                                 (708) 849-2500
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each Class
                    ---------------------------------------
                    Common stock, par value $1.00 per share

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The aggregate market value as of February 11, 1994 of common stock, $1 par value, held by non-affiliates of the Registrant was: $136,403,555

Number of shares of Common Stock outstanding as of February 11, 1994, 5,477,923

The   following  documents  are  partially  incorporated  into  this  report  by reference:

(1)    Proxy  Statement  filed  in  connection   with  the  Annual  Meeting   of
       Shareholders scheduled April 28, 1994 partially incorporated by reference into Part III, Items 10, 11, 12 and 13.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            ACME METALS INCORPORATED
                        1993 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                     PART I

                                                                                                                      Page
                                                                                                                       ---
   Item 1.  Business.............................................................................................           3
   Item 2.  Properties...........................................................................................           9
   Item 3.  Legal Proceedings....................................................................................           9
   Item 4.  Submission of Matters to a Vote of Security Holders..................................................          16
                                                           PART II
   Item 5.  Market for the Company's Common Stock and Related Stockholder Matters................................          16
   Item 6.  Selected Financial Data..............................................................................          17
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations................          19
   Item 8.  Financial Statements and Supplementary Data..........................................................          25
   Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.................          25
                                                           PART III
  Item 10.  Directors and Executive Officers of the Company......................................................          25
  Item 11.  Executive Compensation...............................................................................          26
  Item 12.  Security Ownership of Certain Beneficial Owners and Management.......................................          26
  Item 13.  Certain Relationships and Related Transactions.......................................................          26
                                                           PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................          27

                                     PART I

ITEM 1.  BUSINESS

      (a) General description of business

      Acme Metals Incorporated, based in Riverdale, Illinois, is the successor to the original Acme Steel Company which merged with the Interlake Iron Company in 1964 to form Interlake Steel Corporation. The company's name was changed to Interlake, Inc. and was subsequently reincorporated in Delaware on December 19, 1969.

      As a result of a reorganization in 1986, The Interlake Corporation ("new Interlake") became the parent company of Interlake, Inc. ("old Interlake"). Old Interlake transferred all but its iron, steel and domestic steel strapping assets and businesses to new Interlake. Old Interlake was again renamed Acme Steel Company, and pursuant to the reorganization, was spun off from new Interlake as a public company in May, 1986.

      In connection with the spin-off from new Interlake, Acme Steel Company entered into certain indemnification agreements with new Interlake. As discussed in Item 3, Legal Proceedings, significant environmental and tax matters are subject to indemnification by new Interlake under these agreements. To date Interlake has met its obligations with respect to all matters covered by these agreements. The inability of new Interlake to fulfill its obligations, for any reason, under these indemnification agreements could result in increased future obligations for the Acme Steel Company.

      Acme Steel Company undertook a further reorganization in May, 1992 when Acme Metals Incorporated ("Company") was formed and became the parent of Acme Steel Company ("Acme"), and Acme's former subsidiaries, Acme Packaging Corporation ("Packaging"), Alpha Tube Corporation ("Alpha"), and Universal Tool & Stamping Co., Inc. ("Universal"). The Company has been publicly traded on NASDAQ since 1986.

      The principal business activities of the Company consist of two separate industry segments namely:

      STEEL MAKING SEGMENT

      Acme Steel Company - an integrated iron and steel producer

      STEEL FABRICATING SEGMENT

      Acme Packaging Corporation - steel strapping and strapping products

      Alpha Tube Corporation - welded steel tube products

      Universal Tool & Stamping Co., Inc. - auto and light truck jack products.

      (b) Financial information about industry segments

      The Company is reporting its operations by two industry segments, Steel Making and Steel Fabricating, for the first time. Financial information about the Company's industry segments is contained in the BUSINESS SEGMENTS section of the Notes to the Consolidated Financial Statements on page 48.

      (c) Narrative description of business

      STEEL MAKING SEGMENT

      Acme Steel Company ("Acme") is a fully integrated producer of steel products. Acme's line of products is concentrated on the manufacture of flat-rolled steels, including sheet and strip steel. In the flat-rolled steel market Acme specializes in producing carbon steels, especially high carbon steels, alloy steels, and high strength steels. The principal markets served by Acme include the agricultural equipment, automotive components, industrial equipment, industrial fastener, pipe and tube, processor, and tool manufacturing industries. The Company's Steel Fabricating Segment consumes approximately 40% - 45% of Acme's steel production. Acme's focus on external customers is centered around customers whose demand levels and metallurgical requirements are for the small production quantities available from Acme's facilities. Acme's sales represented about 41%, 37% and 37% of total Company sales in 1993, 1992 and 1991 respectively.

      Acme's facilities are located in Riverdale and Chicago, Illinois, and include the following plant facilities: coke ovens, blast furnaces, pigging machines, basic oxygen furnaces, slab, rolling mill, a slab grinder, hot strip mill, pickle lines, cold mill, annealing furnaces, slitter lines, and cut-to-length lines.

      Acme is the smallest integrated steel producer in the U.S. with annual shipping capability of approximately 720,000 tons. This compares with total U.S. shipments of all steel products of approximately 82 million tons.

      STEEL FABRICATING SEGMENT

      Acme Packaging Corporation ("Packaging"), which was incorporated as a separate entity in December 1991, is one of the two major domestic producers of steel strapping and strapping tools in North America and shares approximately 80% of the domestic market equally with its primary competitor. Strapping is currently produced at four plants located throughout the U.S. and represented approximately 33%, 36% and 38% of the Company's sales in 1993, 1992 and 1991, respectively. Principal markets served by Packaging include the agricultural, automotive, brick, construction, fabricated and primary metals, forest products, paper and wholesale industries. Packaging receives all of its steel supply from Acme.

      Packaging currently manufactures its products in four steel strapping plants, located in Riverdale, Illinois; New Britain, Connecticut; Leeds, Alabama and Pittsburg, California.

      Packaging operates in a market estimated to use 420,000 tons of steel strapping annually. The most significant end users of steel strapping include steel and other primary metal producers; lumber and wood products; brick, concrete and clay products; fabricated metals and machinery; textiles and synthetic fibers; and paper mills. These end user industries typically have a low growth rate and are cyclical in nature. Consequently, the steel strapping market is expected to grow at an annual rate of only 1.5% to 2.0% during the next several years.

      Plastic strapping, especially the higher strength polyester products, will continue to penetrate the traditional steel strapping markets of lumber, paper, textiles, wood and synthetic fibers, primarily due to improvements in product strength characteristics. While the balance of the users remain relatively immune to penetration by plastic strapping the increasing market share of this product will continue to limit the growth of the steel strapping market.

      The U.S. steel strapping market has also experienced continued pricing pressure due to the commodity nature of the product as well as the overcapacity in the industry. The pricing scenario is tied to the flat-rolled steel markets such that increases in flat-rolled steel prices during economic upswings may squeeze the gross margin until price increases can be implemented and accepted by the customer base.

      Alpha Tube Corporation ("Alpha"), which was acquired in May, 1989, is a leading producer of high quality welded carbon steel tubing used for furniture, recreational, contractors and automotive applications. Alpha receives the majority of its steel supply from Acme. Alpha markets its products to the appliance, automotive, construction, heating and cooling equipment, household and leisure furniture, material handling, recreational products, and warehouse industries. Alpha's sales represented approximately 16% of total sales for the Company in each of the last three years.

      Alpha  operates   three  facilities   in  Toledo,   Ohio,  including   two
manufacturing facilities equipped with rolling mills for the production of steel tube and pipe, and a plant for slitting steel.

      Alpha operates in a highly competitive market characterized by numerous participants with widely varying capabilities. Many of the producers compete only on price and generally offer little or no technical service.

      The tubing industry is trending toward products with increased formability, greater gauge control, lighter weight in combination with higher strength and different steel chemistries. Customers, especially automotive, are increasingly demanding just-in-time inventory delivery which is increasing the inventory carrying costs at the tubing manufacturer level.

      Universal Tool & Stamping Co., Inc. ("Universal"), acquired in May 1987, produces automotive and light truck jacks, tire wrenches and accessories for the original equipment manufacturer ("OEM") market in North America. Management estimates that it currently holds a 40% share of the OEM market for auto and light truck jacks in North America. Universal receives virtually all its flat-rolled steel supply from Acme. Universal markets its products to domestic and foreign transplant automotive manufacturers and the automotive aftermarket. Universal's sales were approximately 10%, 11% and 9% of total Company sales in 1993, 1992 and 1991, respectively.

      Universal's production facilities, located in Butler, Indiana, include a computer assisted design and manufacturing system, automated stamping and assembly lines.

      Universal operates principally in the automotive OEM and aftermarket in the U.S. This market is experiencing several trends including a continuing need by automotive for product development capability and leadership among their suppliers; a continuing trend toward global sourcing capability; continuing pressure by customers for reduced per unit pricing while maintaining or increasing the quality of each unit; and research and development for alternative materials used in manufacturing the product.

      EMPLOYEE RELATIONS

      The Company has a work force of 2,772 employees, of which 649 are salaried and 2,123 are paid hourly. The unionized work force totals 1,979, or 71% of total employment. None of the salaried work force is unionized and the hourly work force at one site (Alpha) is non-union as well. The Company's relationships with the unions are good. There have been no strikes or work stoppages at any location since the Company's purchase of the plants. The last strike at the Riverdale and Chicago locations was in 1959 during the major steel industry work stoppage. In addition, the Company instituted Labor Management Participation Teams in 1982 as a vehicle for problem solving in a team environment and a Total Quality Improvement Program in 1991 to establish standards to achieve the highest quality product from the existing facilities. Union members participate extensively in these two programs.

      During the year the Company reached an agreement with the United Steelworkers on a new labor contract covering approximately 1,500 employees at Acme and Packaging operations in Chicago. The agreement is for six years, contains a no-strike provision, and a wage reopener subject to binding arbitration. The contract was ratified on October 1, 1993.

      RAW MATERIALS

      Acme's principal raw materials are iron ore and coal. Iron ore requirements are expected to continue to be satisfied through an equity interest in Wabush Mines in Newfoundland (Labrador) and Quebec, Canada and through term contracts and purchases on the open market. Acme is obligated to purchase iron ore from Wabush at the higher of production cost or market. Production cost currently approximates market; however, there can be no assurance that the mine's cost structure will not increase in the future in excess of world market prices. During 1993, Acme acquired approximately 56% of its iron ore needs from Wabush under this agreement with the balance of ore requirements at a competitive delivered cost. Coal requirements are expected to be satisfied through term contracts and purchases on the open market. The Company believes Acme's sources of iron ore, coal and other raw materials are adequate to provide for its foreseeable needs.

      ENVIRONMENTAL COMPLIANCE

      The operations of the Company and its subsidiary companies are subject to numerous Federal, state and local laws and regulations providing a comprehensive program of controlling the discharge of materials into the environment and remediation of certain waste disposal sites by responsible parties for the protection of public health and the environment. In addition, various federal and state occupational safety and health laws and regulations apply to the work place environment.

      The current environmental control requirements are comprehensive and reflect a long-term trend towards increasing stringency as these laws and regulations are subject to periodic renewal and revision. The Company expects these requirements will continue to become even more stringent in future years. The 1990 Federal Clean Air Act amendment, for example, imposed significant additional environmental control requirements upon Acme's coke plant facilities.

      In prior years, the Company has made substantial capital investments in environmental control facilities to achieve compliance with these laws, incurring expenditures of $9.8 million for environmental projects in the period from 1991 through 1993. The Company anticipates making further capital expenditures of approximately $6 million for environmental projects during 1994 and $7 million in 1995 to maintain compliance with these laws (exclusive of any such expenditures related to the Project (see Item 1(e) for a description of the Project)). In addition, maintenance, depreciation and operating expenses attributable to installed environmental control facilities are having, and will continue to have, an adverse effect upon the Company's earnings. Although all of the Company's subsidiary operating companies are affected by these laws and regulations, similar to other steel manufacturing operations, they have had, and are expected to continue to have, a greater impact upon the Company's steel manufacturing subsidiary than on the Company's other operating subsidiaries.

      The Company, principally through its operating subsidiaries, is and, from time to time, in the future will be involved in administrative proceedings involving the issuance, or renewal, of environmental permits relating to the conduct of its business. The final issuance of these permits have been resolved on terms satisfactory to the Company and, in the future, the Company expects such permits will be similarly resolved on satisfactory terms; however, from time to time, the Company is required to pursue administrative and/or judicial appeals prior to achieving a resolution of the terms of such permits.

      From time to time, the Company may be involved in administrative or judicial proceedings with various regulatory agencies or private parties in connection with claims the Company's operations have violated certain environmental laws, conditions of existing permits or with respect to the disposal of materials at waste disposal sites. The resolution of such matters may involve the payment of civil penalties, damages, remediation expenses and/or the expenditure of funds to add or modify pollution control equipment (see Item 3, Legal Proceedings, for a complete description of environmental proceedings).

      BACKLOG; TRADEMARKS; PATENTS

      None of the Company's subsidiaries had a significant amount of backlog at December 26, 1993 and neither the Company nor its subsidiaries hold any patents, trademarks, licenses or franchises which are deemed material to its overall business.

      (d) Competitive Conditions in the Integrated Steel Industry

      GENERAL STEEL MARKET

      The U.S. integrated steel industry has suffered economically in the past decade due to increased competition from mini-mills, lack of investment in newer steelmaking technologies, foreign competition (often government subsidized), increasing costs associated with government-mandated environmental regulations and high labor and benefit costs compared to its competition.

      U.S. domestic shipments for all steel products have averaged approximately 80 million tons per year for the last several years. While total U.S. shipments of steel have grown by an average of 2.4% per year since 1982, steel exports by U.S. producers have accounted for most of that growth. Domestic steel consumption has been essentially flat over the past ten years.

      The industry has total raw steel production capacity estimated to be 110 to 115 million tons. In addition, nearly 85% of current U.S. steel production is continuously cast. These two factors together with the industry's ongoing successful efforts to improve productivity and reduce costs have contributed to significant downward pressure on the price of steel in the marketplace. Real steel selling prices have fallen at an annual rate of 3.5% over the past decade although during 1993, steel prices increased on average. The Company believes the trend toward lower real steel prices will continue, although at a slower rate.

      Over the long term, steel prices will be set by the lowest cost producers, and the lowest costs will be attained through the implementation of new technologies. The flat-rolled steel market provides strong evidence of this downward trend in real steel prices due to decreasing costs. Technological innovation is likely to continue in the steel industry and producers will be required to achieve significant, sustainable cost reductions to succeed.

      SPECIAL GRADE MARKET

      This component of the flat-rolled market represents the medium carbon, high carbon, high strength low alloy (HSLA) and alloy markets. The total annual specialty market is approximately 3 million tons, of which Acme's share is estimated to be 6% to 7%. However, in the portion of the market where Acme is not facility-limited (where customers can use narrow widths and have no continuous cast requirement), it holds a 30% share. Acme's principal customer markets are agricultural equipment, industrial fasteners, hand and power tools, rerollers, automotive components and construction.

      LOW CARBON FLAT-ROLLED MARKET

      Flat-rolled products comprise approximately 50% of the U.S. steel market, or about 40-45 million tons per year, of which the majority is in low carbon sheet and strip. Acme's share is estimated to be less than 1%. The key end users are automotive OEMs, automotive stampers, can and container manufacturers, the construction industry, appliance makers, tubing manufacturers and steel service centers.

      ACME'S COMPETITIVE POSITION

      For commercial sales to unaffiliated customers, Acme currently competes principally in the mid-and high-carbon and alloy steel markets. Acme has numerous competitors composed principally of steel service centers and, to a lesser extent, small integrated mills.

      Acme faces the same challenges as the rest of the steel industry. It has reported operating losses for 2 of its last 3 years. While Acme has generally outperformed the industry on average over the last 3 years, because of Acme's high overall cost structure resulting from its outmoded steel finishing process and the competitive forces affecting the entire steel industry, steelmaking has proven to be only marginally profitable even at the upper end of the business cycles. Management believes that Acme, and the U.S. steel industry as a whole, benefitted during 1993 from an upturn in the business cycle and increases in steel prices on average over the past year. There can be no assurance that this upturn in the business cycle will continue or that the industry will be successful in maintaining current price levels.

      (e) The Project

      Acme's current rolling mill facilities cannot produce a coil which is large and wide (more than 30 inches) enough to satisfy the needs of many users of flat-rolled steel. In addition, the existing physical limitations of the mill facilities do not allow Acme to fully utilize its existing raw steel manufacturing capability. Further, large users increasingly demand continuously cast materials, and many other users prefer such materials.

      Since 1982, a number of U.S. steel mills have constructed conventional thick slab continuous casting production facilities. There are eleven of such known facilities, which have a combined estimated capacity of 37.1 million tons of flat-rolled steel per year. One additional company is installing conventional thick slab continuous casting production facilities which will have a combined estimated capacity of 2.1 million tons per year.

      The conventional thick slab facilities are a technological step behind the new continuous thin slab casting facilities, which eliminate the extra heating and rolling necessary to flatten thick slabs to an appropriate dimension. At present there are 2 operating thin slab casting facilities in North America, which have a combined estimated capacity of 2 million tons per year. In addition, thin slab casting facilities are under construction with an estimated combined capacity of 3 million tons. Of the companies currently using or constructing continuous thin slab casters, none have or will have the facilities to use basic oxygen furnace steel as would Acme. Instead, these new installations will use scrap steel as their raw material.

      In response to these and other competitive concerns, in July 1992, the Company announced that it was conducting a feasibility study of a new continuous thin slab caster/hot strip rolling mill complex ("Project") at the Company's Riverdale, Illinois plant. The study concluded that successful implementation of the Project should result in significantly more favorable financial results for the Company beginning in 1997 than those it would achieve if it continued its steelmaking business with its existing facilities. This improved financial performance would result from increased sales due to increased production capability and product range, higher yields, lower costs, increased efficiency, and more consistent product quality.

      The Board of Directors of the Company is now in the process of deciding whether to proceed with the Project. The final cost of the Project, including equipment, ancillary facilities and construction, is not yet known and the available estimates vary depending upon various factors including type of equipment selected, costs of financing and general contractor fees. At this time, however, the Company believes the cost of the Project will be between $300 million and $350 million.

      If constructed, the Project will include facilities for both the continuous casting of thin steel slabs (approximately 2" in thickness and 60" in width) ("Caster") and the hot rolling of those slabs into steel strip ("Mill"). The Project will eliminate the processes Acme now employs for ingot pouring, processing, heating and rolling of ingots into slabs, slab conditioning, and the transportation and storage of ingots and slabs. If completed, the Caster will be the first facility, known to the Company, which utilizes a continuous thin slab casting process in conjunction with cleaner steel produced in a basic oxygen furnace.

      The Mill would be configured with seven tandem-coupled rolling stands. Each stand sequentially would reduce the thickness of the slab being rolled. At the exit of the seventh stand, the slab's thickness would have been reduced from 2 inches to the final gauge required for the customer's order. With 7 rolling stands, the Mill would be the largest hot strip mill constructed to date for use with a continuous thin slab caster. The Mill's seven stand configuration should allow the Company to produce wider and thinner products, across all steel grades, than any existing continuous thin slab caster/hot strip mill facility.

      The Project would be constructed in a new building on a site adjacent to Acme's current steelmaking facilities. Steel production at Acme's existing facilities will continue during the construction of the Project without disruption or reduction of product available for supply to customers. When fully operational, the Project should be capable of producing Acme's anticipated product mix of approximately 970,000 tons of finished steel per year. The limiting factor on annual capacity would be the Caster. The Mill should be capable of producing over two million tons of finished steel annually. Accordingly, if the Project proves to be successful, the Company may consider an expansion of the steelmaking and casting facilities in order to supply a sufficient quantity of thin slabs to more fully utilize the Mill.

      If undertaken, the Project would involve substantial costs in addition to those for the construction of the facility itself. The new Caster and Mill will eliminate several labor-intensive operations Acme now must employ. The efficiencies resulting from the elimination of these operations will result in a reduction of Acme's workforce of between 250 and 300 people. The Company would be required to take an approximately $4.8 million charge to income in 1994 to account for the costs associated with this workforce reduction. The Company would also be required to take an approximately $8.3 million charge to income in 1994 to reflect a reduction of the useful life of the existing steel finishing facilities which would be replaced by the Project. Further, during the Project's final completion phase, including initial testing, the Company anticipates incurring approximately $15 million of start-up related costs, some of which may be capitalized as part of the Project. In addition, the Company would be required to capitalize the interest expenses associated with the Project during the construction period. This expense is estimated to be approximately $30 - 35 million depending on the nature and amount of the debt used to finance the Project, which amount would be added to the cost of the Project and amortized over the life of the related assets.

      The Board of Directors of the Company will decide to proceed or not to proceed with the Project based on whether, within the next five months, the Company is able to obtain satisfactory commitments (1) from a manufacturer for the supply of the equipment needed for the Project, (2) from a general contractor for assumption of "turnkey" responsibility for the Project, and (3) from credit sources for the financing needed for the Project.

      The Company is currently studying the advantages and disadvantages of alternative casting equipment configurations for the Project which is manufactured by several different suppliers. One type of equipment under consideration has not yet successfully cast all grades of steel in Acme s projected product mix in commercial applications. Another type of equipment under consideration is not currently operating in any commercial plant. The Company believes after extensive research, and based on pilot plant testing together with successful experience with thick slab casting, that all grades in Acme's product mix can be cast and rolled to reasonable commercial standards; however, there can be no guarantee that the equipment the Company selects will perform in accordance with the feasibility studies.

      The Company is in discussions with several internationally recognized general contracting firms about their assumption of "turnkey" responsibility for the Project. The Company's decision to proceed with the Project depends upon the negotiation of a satisfactory contract with one of these general contractors or a general contractor of similar reputation, capability, and financial resources.

      With respect to financing, on March 3, 1994, the Company agreed to sell an issue of securities at a price of $21.00 per security on a private placement basis exclusively in Canada. Upon the closing of this transaction, expected to occur on or before August 25, 1994, the securities will be exchangeable on a one-for-one basis, subject to certain conditions, for 5,600,000 common shares of the Company. Conditions for the exchange of the securities for common stock and the Company's receipt of the proceeds of the sale of the securities include confirmation of the availability of not less than 85% of the remaining financing needed for construction of the Project and approval of such construction by the Company's Board of Directors, which approval will occur only after selection of an equipment manufacturer and a general contractor. The securities and the underlying common shares have not been registered under the Securities Act of 1933 (the "Securities Act") and may not be offered or sold in the United States or to a U.S. person, as defined in Regulation S under the Securities Act, absent registration or an applicable exemption from registration requirements.

      There can be no assurances at this time that the conditions to the exchange of the securities for common stock will be satisfied by the August 25, 1994 date (which may be extended by the Company, with the purchasers consent, for a period of up to 20 additional days for further consideration of $27,500 for each extended day) or that the Project will otherwise proceed. If the Project does proceed, the Company believes Acme's existing steel manufacturing operations will continue during construction with minimal disruption. The Project and the activities of the general contractor will be monitored by a project management team composed primarily of existing officers and employees. In the event there are significant problems with the construction of the Project, senior management may have to devote substantial time to those problems and, as a result, may devote substantially less time than is normal to existing operations.

ITEM 2.  PROPERTIES

      The Company, through its subsidiaries, has facilities throughout the United States.

      Acme's principal properties consist of an iron-producing plant in Chicago, Illinois and a steel producing plant in Riverdale, Illinois. These facilities include blast furnaces, coke ovens, pigging machines for the production of molten iron and pig iron, basic oxygen furnaces and rolling mills for the production of flat-rolled steel. Acme also owns equity interests in raw material mining ventures in Newfoundland (Labrador) and Quebec, Canada (iron ore).

      Packaging's principal properties consist of steel strapping plants, which include slitting and painting equipment, in Riverdale, Illinois, New Britain, Connecticut and Leeds, Alabama and a steel strapping plant in Pittsburg, California.

      Alpha's three facilities are located in the Toledo, Ohio metropolitan area. Alpha's facilities include two manufacturing and office buildings and rolling mills for the production of welded steel tubing. Alpha has a third plant at which steel is slit.

      Universal's  facilities  are  located  in  Butler,  Indiana.   Universal's
facilities include a manufacturing and office building, a computer assisted design and manufacturing system, and automated forming and assembly lines.

      All of these plants are owned in fee except for the Alpha facilities which are leased through 1994, and are renewable at the option of the Company.

      In the opinion of management, the manufacturing facilities of the Company's subsidiaries are properly maintained and their productive capacity is adequate to meet their requirements.

ITEM 3.  LEGAL PROCEEDINGS

      (a) General

      Pursuant to an Agreement and Plan of Reorganization as of March 5, 1986, the Company (prior to the Company's 1992 reorganization, the Company was Acme Steel Company, now a subsidiary and formerly called Interlake, Inc. hereinafter referred to as the "Company") and Interlake, its former parent company entered into a Tax Indemnification Agreement ("TIA"). The TIA generally provides for Interlake to indemnify the Company for certain tax matters. Per the TIA, Interlake is solely responsible for any additional income taxes it is assessed related to adjustments relating to all tax years prior to 1982. With respect to any additional income taxes that are finally determined to be due with respect to the tax years beginning in 1982 through the date of the "Spin-Off" (as said term is identified in the Reorganization documents), the Company is responsible for taxes relating to "Timing Differences" related to the Company's "Continuing Operations." A "Timing Difference" is defined generally as an adjustment to income, deductions or credits which is required to be reported in a tax year beginning subsequent to 1981 through the Spin-Off, but which will reverse in a subsequent year. "Continuing Operations" is defined generally as any business and operations conducted by the Company as of the Spin-Off date. Interlake is principally responsible for any additional income taxes the Company is assessed relating to all other adjustments prior to the Spin-Off.

      While certain issues have been negotiated and settled between the Company, Interlake and the Internal Revenue Service for the tax years beginning 1982 through the date of the Spin-Off, certain significant issues for the tax years beginning 1985 through the Spin-Off remain unresolved; and on March 17, 1994, the Company received a Statutory Notice of Deficiency ("Notice") in the amount of $16.9 million in tax as a result of the Internal Revenue Service's examination of the 1982 through 1984 tax years. Interlake has been principally responsible, pursuant to the TIA, for representing the Company before the Internal Revenue Service for the 1982 through 1984 tax years. Should the government sustain its position as proposed for those unresolved issues and those contained in the Notice, substantial interest would also be due
(potentially in an amount greater than the tax claimed). The taxes claimed relate principally to adjustments for which the Company is indemnified by Interlake pursuant to the TIA. The Company has adequate reserves to cover that portion of the tax for which it believes it may be responsible per the TIA. The Company intends to contest the unresolved issues and the Notice.

      To date Interlake has met its obligations under the TIA with respect to all matters covered. In the event, Interlake, for any reason, was unable to fulfill its obligations under the TIA, the Company could have increased future obligations.

      The Company's subsidiaries also have various other litigation matters pending which arise out of the ordinary course of their businesses. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position of the Company.

      (b) Environmental

      In addition to the general matters noted above, the operations of the Company and its subsidiary companies are subject to numerous Federal, state and local laws and regulations providing a comprehensive program of controlling the discharge of materials into the environment and remediation of certain waste disposal sites by responsible parties for the protection of public health and the environment. In addition, various federal and state occupational safety and health laws and regulations apply to the work place environment.

      The current environmental control requirements are comprehensive and reflect a long-term trend towards increasing stringency as these laws and regulations are subject to periodic renewal and revision. The Company expects these requirements will continue to become even more stringent in future years. The 1990 Federal Clean Air Act amendment, for example, imposed significant additional environmental control requirements upon Acme's coke plant facilities.

      In prior years, the Company has made substantial capital investments in environmental control facilities to achieve compliance with these laws, incurring expenditures of $9.8 million for environmental projects in the period from 1991 through 1993. The Company anticipates making further capital expenditures of approximately $6 million for environmental projects during 1994 and $7 million in 1995 to maintain compliance with these laws (exclusive of any such expenditures related to the continuous thin slab caster and hot strip mill project should this project be approved by the Company's Board of Directors). In addition, maintenance, depreciation and operating expenses attributable to installed environmental control facilities are having, and will continue to have, an adverse effect upon the Company's earnings. Although all of the Company's subsidiary operating companies are affected by these laws and regulations, similar to other steel manufacturing operations, they have had, and are expected to continue to have, a greater impact upon the Company's steel manufacturing subsidiary than on the Company's other operating subsidiaries.

      The Company, principally through its operating subsidiaries, is and, from time to time, in the future will be involved in administrative proceedings involving the issuance, or renewal, of environmental permits relating to the conduct of its business. The final issuance of these permits have been resolved on terms satisfactory to the Company and, in the future, the Company expects such permits will be similarly resolved on satisfactory terms; however, from time to time, the Company is required to pursue administrative and/or judicial appeals prior to achieving a resolution of the terms of such permits.

      From time to time, the Company may be involved in administrative or judicial proceedings with various regulatory agencies or private parties in connection with claims the Company's operations have violated certain environmental laws, conditions of existing permits or with respect to the disposal of materials at waste disposal sites. The resolution of such matters may involve the payment of civil penalties, damages, remediation expenses and/or the expenditure of funds to add or modify pollution control equipment.

      WASTE REMEDIATION MATTERS

      Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, 42 U.S.C., Section 9601 ET SEQ. ("Superfund") and similar state statutes, liability for remediation of property, including waste disposal sites, contaminated by hazardous materials may be imposed on present and former owners or operators of such property and generators or transporters of such materials to a waste disposal site (i.e., Potentially Responsible Parties, "PRPs"). The Company and its operating subsidiaries have been named as PRPs with respect to several such sites. In each instance, the Company's investigation has evidenced either i) the Company had not disposed of waste materials at the site and was not properly named as a PRP; or, ii) the Company's proportion of materials disposed of at such sites is of sufficiently small volume to qualify the Company as a DE MINIMIS contributor of waste material at such sites. This DE MINIMIS status has been confirmed at essentially all of the applicable sites. The following are Superfund sites in which the Company's operating subsidiaries have been identified and to which the Company's investigation discloses the Company i) did not ship waste materials; or ii) the Company is a DE MINIMIS PRP: U.S. Scrap Site, Chicago, Illinois; 9th Avenue Dump Site, Gary, Indiana; MIDCO I and MIDCO II Site, Gary, Indiana; American Chemical Services Site, Griffith, Indiana; Calumet Containers Site, Hammond, Indiana; Aqua-Tech Site, Greer, South Carolina; PSC Resources Site, Palmer, Massachusetts; U.S. Lead Refinery Site, East Chicago, Indiana; Thermo-Chem Site, Muskegon County, Michigan; Port Monroe Landfill Site, Monroe County, Michigan; and Peoples Gas Light and Coke Company Site, Chicago, Illinois.

      Although no assurances can be given that new information will not be uncovered which would cause the Company's subsidiary companies to lose their DE MINIMIS status at these sites, or, that the Company, or its subsidiary companies would not be named as PRPs at additional sties, the Company presently believes its total costs for the sites named above will not be material.

      In addition to the foregoing Superfund sites, the following waste remediation matters relating to the Company's subsidiary companies are currently pending:

      UNIVERSAL TOOL AND STAMPING COMPANY, INC. - CLOSURE PLAN

      A hazardous waste permit application under the Interim Status provision of RCRA was filed on behalf of the Company's Universal Tool & Stamping Company, Inc. subsidiary ("Universal") with U.S. EPA and the Indiana Department of Environmental Management ("IDEM") for several small temporary storage areas utilized to hold hazardous waste prior to shipment to a permanent, off-site, approved disposal area. A permit was issued categorizing Universal as a Temporary Storage and/or Disposal facility ("TSD") which required a statutory showing of financial responsibility.

      RCRA amendments, which were passed following the issuance of the permit, eliminated the Interim Status classification and Universal attempted to recategorize itself as a Generator of hazardous waste rather than a TSD facility. To be reclassified as a Generator, Universal must meet a statutorily prescribed closure procedure ("Closure Plan") for areas where hazardous materials have been temporarily stored. This Closure Plan was submitted by Universal to the Indiana Department of Environmental Management ("IDEM"). Closure of area 1 was separated from closure of area 2, 3 and 3-Extended.

      On September 14, 1989 a  complaint was filed by  the U.S. EPA pursuant  to
Section 3008(a)(1) of RCRA as amended, 42 U.S.C. Section 6928 and the U.S. EPA's Consolidated Rules of Practice Governing the Administrative Assessment of Civil Penalties and the Revocation or Suspension of Permits, 40 C.F.R. Part 22.

This complaint was resolved pursuant to a Consent Agreement and Final Order whereby Universal, through the Company, provided financial assurances and agreed to cease all treatment, storage or disposal of any hazardous waste. Universal paid a civil penalty in the amount of $9,500.

      In 1988 Universal submitted a Closure Plan (the "Plan") to IDEM following a Notice of Violation arising out of the storage of hazardous wastes for longer than ninety (90) days. This Plan was revised in 1992 and again in 1993. The revised estimated cost of remediation of Area 1 is approximately $25,000. The Plan also provided for remediation of Areas 2, 3 and 3-Extended. The revised estimated cost of remediation of Closure Areas 2, 3 and 3-Extended is estimated at less than $40,000.

      Universal intends to complete the Closure Plan for those areas where materials were temporarily stored. The costs associated with the remediation of these areas have either been paid or reserved for by Universal; however, while there are no assurances the final costs may not exceed these estimates, they are not expected to be significant.

      ENVIRONMENTAL REMEDIATION AT THE PACKAGING FACILITY LOCATED AT 855 NORTH PARKSIDE DRIVE, PITTSBURG, CALIFORNIA

      On or about March 31, 1988, the Company's Acme Steel Company subsidiary entered into an Asset Purchase Agreement for the acquisition of assets associated with a strapping facility located in Pittsburg East, California (the "Pittsburg Facility"). Pursuant to the Company's 1992 reorganization, the Pittsburg Facility was conveyed to the Company's Acme Packaging Corporation subsidiary ("Packaging"). During the course of the Company's due diligence investigation conducted prior to the acquisition of the Pittsburg Facility, the Company identified contamination in the soil and groundwater at the Pittsburg Facility. As part of the acquisition, the seller undertook obligations in connection with environmental contamination at the Pittsburg Facility and these obligations were guaranteed by the seller and its parent company. The Company made a demand on prior owners of the Pittsburg Facility and when no satisfactory resolution was achieved, the Company commenced litigation.

      The litigation was settled in 1990 by agreement among the Company and the prior owners and operators of the Pittsburg Facility. The Settlement required a prior owner to remediate contamination detected in the groundwater, soil or subsurface soil on, under or near the Pittsburg Facility and to investigate and remediate other contamination on, under or near the Pittsburg Facility caused by prior owners of that facility and to investigate and remove contamination brought to the Pittsburg Facility during the remediation program. The prior owner is responsible for preparation of a Remedial Action Plan (the "Plan") and to verify that the appropriate local, state and federal agencies have no objection to the Plan as completed. The remediation levels are subject to local, state and federal laws, rules and regulations. The Packaging's participation includes observation of the former owner's actions and to contribute to the funding of the Plan costs in a non-material amount.

      While the facility has been closed for business reasons, the remediation, principally in the form of a groundwater extraction and treatment system which discharges the treated water to a nearby sanitary sewer under permit continues. Based on the information available to date, the Packaging's level of financial commitments have not been significant and the balance of its commitment is not anticipated to be significant.

      LEEDS, ALABAMA - ELEVATED LEVELS OF LEAD

      In September, 1992, the Company's Acme Packaging Corporation subsidiary ("Packaging") hired a consulting engineering firm for the purpose of providing soil sampling and analysis in connection with an application for a stormwater permit for its Leeds, Alabama, plant. Pursuant to an investigation conducted by the consultant, elevated levels of lead were discovered on the property, including one area of the property wherein buried drums were discovered containing lead.

      In January, 1993, Packaging advised the seller of this plant site that the sampling program was initiated in conjunction with filing a Notice of Intent for the plant for coverage under the Alabama Department of Environmental Management's General Stormwater Discharge Permit. The seller was advised that the results of the sampling program showed runoff from the west parking lot area contained elevated concentrations of lead in the samples. Pursuant to Packaging's investigation, Packaging advised the seller that all evidence indicates these conditions were present on the property at the time the seller owned the property and were present at the time the Leeds, Alabama, facility was sold to the Company on March 29, 1989; and, pursuant to the terms of the purchase and sale agreements relating to this property, the seller is responsible for remediating any lead or other contaminants located on this property. Without admitting or denying its liability, the seller has retained a consultant to conduct a full investigation, sampling and analysis of the property.

      Packaging is cooperating with the seller regarding the investigation of the contamination of this property by lead, and/or other substances; however, Packaging intends to vigorously pursue its remedies under the purchase and sale agreements with the seller.

      ADMINISTRATIVE AND LITIGATION MATTERS

      The Company, or its operating subsidiaries are currently involved in the following matters relating to administrative regulations which affect, or may affect, the operations, the permits or the issuance of permits; or litigation relating to the Company:

      ACME STEEL COMPANY - NPDES PERMIT

      In 1991, the Illinois Environmental Protection Agency ("IEPA"), issued the Company's Acme Steel Company subsidiary ("Acme") a permit, pursuant to the National Pollution Discharge Elimination System ("NPDES") regulating non-contact water discharges to the Calumet River from Acme's coke and blast furnace plant facilities. The NPDES permit contains strict temperature and stormwater discharge limitations. Acme filed an appeal of certain conditions of the permit with the Illinois Pollution Control Board ("IPCB"). Acme is proceeding to resolve this matter through the administrative proceedings which allow for the filing of a Petition for an Adjusted Standard and a request the IPCB grant Acme an adjusted standard and relief from the temperature limitations. Further, through modification of certain provisions in the permit and the implementation of best management practices, Acme anticipates achieving control of the Acme's stormwater discharge to an the extent that it will achieve compliance with permit conditions.

      In the event these matters are not resolved through the administrative process as outlined above, Acme will petition the IPCB for a variance from the General Use Water Quality Standards. If issued, a variance will provide temporary relief. Future compliance with permit conditions would be achieved at an estimated capital expenditure of approximately $4.0 million and operating expenses would be incurred at an annual rate of approximately $600,000. In the event Acme's Petition for an Adjusted Standard is denied and a variance is denied, Acme may be subject to penalties until compliance is achieved.

      While the Company believes Acme has demonstrated it is entitled to the issuance of an Adjusted Standard, or absent an Adjusted Standard, a variance allowing the Company sufficient time to install additional capital equipment to achieve compliance, there are no assurances the same will be granted. If such relief is not granted, and penalties are assessed, the Company does not have sufficient information to estimate its liabilities for such penalties, if any, which may be assessed.

      REMOVAL CREDITS AND PRETREATMENT

      The Metropolitan Water Reclamation District of Greater Chicago ("MWRD") is a publicly owned treatment works ("POTW"). The MWRD applied to the U.S. EPA for authority to revise categorical pretreatment standards to reflect the actual treatment provided by the MWRD for waste water discharged to the MWRD's POTW by industrial users ("Removal Credits"). These revised categorical standards, reflecting Removal Credits are essential for the Company's Acme Steel Company subsidiary ("Acme") to avoid expenditures for control of 4AAP phenol found in discharges from its coke by-products plant and for control of certain other pollutants. In 1987, the MWRD's application was denied by the U.S. EPA and the denial was upheld by the United States Court of Appeals for the Seventh Circuit. The U.S. EPA maintained that under the Clean Water Act and decisions of U.S. District Courts, that it could not approve Removal Credits until it promulgated "sludge criteria."

      In 1993, the U.S. EPA promulgated sludge criteria which included the possibility of granting Removal Credits for phenols in certain circumstances. Acme petitioned the MWRD for Removal Credits. Following this petition, the MWRD again applied to the U.S. EPA for authority to grant Removal Credits. While this application was denied, the U.S. EPA stated that if the Agency amends its regulations with respect to phenol 4AAP either as a result of the petition filed by the MWRD or independently, that the MWRD may then resubmit its application.

      Acme filed Comments and a Request for Reconsideration and Clarification concerning U.S. EPA's Standards for Disposal of Sludges with the U.S. EPA and filed a Petition for Review of the U.S. EPA's decision with the Court of Appeals for the DC Circuit. Both the Comments and Request for Reconsideration and the Petition for Review are pending. While Acme continues to challenge the U.S. EPA's denial of the Removal Credits application and is pursuing administrative and legal remedies, Acme could be subject to allegations it is in violation of currently applicable pretreatment standards and could be required to negotiate appropriate resolutions with the U.S. EPA and the MWRD which could result in the payment of penalties. In the event Acme is unsuccessful in its challenge of U.S. EPA's actions, capital expenditures required to bring its discharges to the MWRD into compliance with the current applicable pretreatment standards are estimated at approximately $6.0 million.

      Although Acme is vigorously pursuing its administrative and judicial remedies and would vigorously contest any action to assess civil penalties against Acme, the Company does not have sufficient information to estimate its potential liability, if any, if Acme's efforts to obtain such relief, or contest such penalty assessments, are not successful.

      ACME STEEL COMPANY CONSENT DECREE (BOF)

      The Illinois Environmental Protection Agency ("IEPA"), through the Illinois Attorney General's Office, filed an enforcement action against the Company's Acme Steel Company subsidiary ("Acme") in the Circuit Court of Cook
County, Illinois. The IEPA claimed violations of the Illinois Environmental Protection Act and the state of Illinois Air Pollution Control Regulations arising out of the discharge of particulate matter and dust from the Acme's basic oxygen furnace located at its Riverdale facility. During 1993, Acme and the Attorney General for the State of Illinois entered into a Consent Decree which was filed with the Circuit Court of Cook County. The Consent Decree required Acme to improve certain operating and maintenance practices, upgrade certain equipment and pay a civil penalty of $17,500. Acme has completed all requirements of the Consent Decree and is in substantial compliance with all continuing obligations of the Consent Decree.

      UNIVERSAL TOOL & STAMPING COMPANY, INC. CONSENT DECREE COMPLIANCE

      The Company's Universal Tool & Stamping Company, Inc. subsidiary ("Universal") owns and operates a Class B industrial waste water treatment plant ("WWTP") subject to a federal Clean Water Act National Pollution Discharge Elimination System ("NPDES") permit. The State of Indiana issued a Notice of Violation to Universal in 1985 resulting from violations of the terms and conditions of Universal's NPDES permit. In 1987 Universal entered into a Final Consent Order which provided a schedule for Universal to come into compliance with the NPDES permit affluent limitations and contained additional limitations on Universal's discharge from the WWTP. Compliance with effluent limitations was not achieved until February, 1993. Settlement conferences were held in September, 1993 and a Consent Order was entered into wherein Universal was assessed a Civil Penalty in the amount of $59,175 and which subjected Universal to continued penalties in the event of a violation of the terms of its NPDES permit occurring during a six (6) month period following execution of the Consent Order. Universal continues to operate in compliance with the Consent Order and has not experienced any reportable violations of its NPDES permit or any term of the Consent Order as of this date.

OTHER MATTERS

      GREAT LAKES INITIATIVE

      The U.S. EPA and the eight Great Lakes States are currently developing guidelines for discharge standards in the Great Lakes basin pursuant to the Great Lakes Critical Programs Act ("guidelines"). These guidelines were due to be issued in 1991; however, due to the complexity of the process and subject, these guidelines have not yet been published. When finalized, these guidelines are expected to require substantially more stringent limitations on industrial discharges to the water of, or entering, the Great Lakes than those currently applicable to such industrial waste waters. After publication of the Guidelines, each state would revise its water discharge regulations to incorporate the substance of the contents of the Guidelines.

      All of the process waste waters from the Company's Acme Steel Company subsidiary ("Acme") are discharged to the Metropolitan Water Reclamation District of Greater Chicago's ("MWRD") sewerage system for treatment by the MWRD's municipal sewerage plant. Until such time as the final guidelines are published by U.S. EPA and specific water effluent limitations for the MWRD's public sewerage plants are adopted by the Illinois EPA, the Company is unable to determine whether or not Acme will be subjected to further restrictions on its process water discharges to the MWRD's sewerage system or the cost of implementing such requirements, if any.

      1986 REORGANIZATION MATTERS

      Pursuant to an Agreement and Plan of Reorganization dated as of March 5, 1986, (the "Reorganization") between the Company (prior to the Company's 1992 reorganization, the Company was Acme Steel Company, now a subsidiary and formerly called Interlake, Inc.; hereinafter referred to as the "Company") and its former parent company, The Interlake Corporation ("Interlake"), the Company became a separate, publicly held corporation with separate management. In connection with this Reorganization, Interlake and the Company entered into a Cross-Indemnification Agreement, dated May 29, 1986, (the "Agreement") more specifically described in Exhibit 10.2 to the Company's Annual Report/Form 10K filed with the U.S. Securities Exchange Commission for the fiscal year 1992.

      Pursuant to the terms of this Agreement, for a period of ten (10) years following the date of the "Spin-Off" (as said term is identified in the Reorganization documents), the Company undertook to defend, indemnify and hold Interlake and its affiliates harmless from and against any and all "Claims," as that term is defined in the Agreement, occurring either before or after the date of the Reorganization and which arose out of or are related to the "Acme Business." The Acme Business is more specifically defined in the Agreement as the iron and steel and domestic U.S. steel strapping business as conducted by the Company on or about May 29, 1986. The indemnification by the Company of Interlake with respect to any claims includes, but is not limited to, all claims asserted in connection with the Company's interests or obligations with respect to: Wabush Iron Company, Ltd.; Wabush Mines; Erie Mining Company; Olga Coal Company; assets and liabilities related to qualified welfare and benefit plans with respect to retired, current and future employees of the Company; certain environmental matters relating to the Acme Business, whether brought by a governmental agency or a private entity; workers' compensation matters and occupational safety, health and administration matters; and product liability and general liability matters related to the Acme Businesses. The Agreement designated certain mineral property interests retained by the Company, including land held for the account of the Company by Syracuse Mining Company, a subsidiary of Pickands Mather and Company; stock held in Tilden Iron Mining Company; and, lands owned in Bruce County, Ontario, Canada, as being within the scope of the indemnification.

      Similarly, and for the same period of time, Interlake undertook to defend, indemnify and hold the Company and its affiliates harmless from and against all "Claims," as that term is defined in the Agreement, occurring either before or after the date of the Reorganization related to the operation of all businesses and properties currently owned, directly or indirectly, by Interlake or any subsidiary of Interlake (other than the Company and its affiliates) and relating to the Transferred Property, as that term is defined in the Reorganization Agreement (but excluding the Acme Business), and, any business and properties discontinued or sold by Interlake or Interlake, Inc. prior to May 29, 1986, including any discontinued or sold businesses or property which, if continued, would be part of the Acme Business. The indemnification by Interlake with respect to any Claims incurred in connection with or arising out of or related to Interlake Business, as that term is defined more specifically in the Agreement, includes but is not limited to: those claims asserted in connection with certain stock options, rights, awards and programs; certain deferred compensation matters; certain matters arising under qualified welfare and benefit plans and post-retirement income plans; and, environmental matters relating to Interlake Businesses whether brought by governmental agencies or private entities. These environmental matters include, without limitation, the lawsuit captioned PEOPLE OF THE STATE OF ILLINOIS V. WASTE MANAGEMENT OF ILLINOIS, INTERLAKE, INC. AND FIRST NATIONAL BANK OF WESTERN SPRINGS, Circuit Court of Cook County, Illinois (No. 85 L 30162); the disposal of materials at the landfill operated by Conservation Chemical located at Gary, Indiana, to the extent such materials originated at the plant of Gary Steel Company; operation of facilities by predecessors of Interlake, Inc. at Duluth, Minnesota; workers' compensation, occupational safety and health matters relating to the Interlake Business; general products liability and general litigation matters related to Interlake's Business; and, the matters arising from Lake Mining Company, Mauthe Mining Company, Odanah Iron Company, Vermillion Mining Company and Western Mining Company.

      Pursuant to this Agreement, Interlake has provided the defense and paid all costs in the matter of CITY OF TOLEDO V. BEAZER MATERIALS AND SERVICES, INC., SUCCESSOR-IN-INTEREST TO KOPPERS COMPANY, INC., TOLEDO COKE CORPORATION, THE INTERLAKE CORPORATION, SUCCESSOR-IN-INTEREST TO INTERLAKE, INC., THE INTERLAKE COMPANIES, INC., SUCCESSOR-IN-INTEREST TO INTERLAKE, INC., ACME STEEL COMPANY, SUCCESSOR-IN-INTEREST TO INTERLAKE, INC., United States District Court, Northern District of Ohio, Western Division, Case No. 3:90 CV 7344, which is an action for declaratory and injunctive relief by the City of Toledo (the "City") to recover its past and future costs and damages associated with the presence of and release of hazardous substances, hazardous wastes, solid waste, industrial waste and other waste at or about property located on Front Street in Toledo, Ohio. The City seeks relief pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Resource Conservation Recovery Act ("RCRA") and on the basis of nuisance. City claims that the defendants owned and/or operated facilities located on Front Street in Toledo, Ohio which generated, transported and/or treated, stored or disposed of hazardous substances, hazardous wastes, solid wastes and industrial wastes or other wastes which were released at and from the facility by defendants or successors-in-interest to the entities which owned, operated, generated, transported and/or treated, stored or disposed of said substances. Interlake also has and continues to provide indemnification to the Company for the Duluth, Minnesota, facility which has been designated as a Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, 42 U.S.C. Section 9601, ET SEQ.

      To date Interlake has met its obligations under the Cross-Indemnification Agreement with respect to all matters covered therein affecting the Company, including those matters related to litigation and environmental matters. The
Company does not have sufficient information to determine the potential liability of the Company, if any, for the matters covered by the Agreement in the event Interlake fails to meet its obligations thereunder in the future. In the event, Interlake, for any reason, was unable to fulfill its obligations under the Cross-Indemnification Agreement, the Company could have increased future obligations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the last quarter of the last fiscal year.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

      The information relating to the market for the Company's common stock and related shareholder matters appears in the note to consolidated financial statements titled LONG-TERM DEBT and REVOLVING CREDIT AGREEMENT, page 45, and on the inside back cover of the Annual Report under the captions STOCK MARKET INFORMATION and DIVIDEND POLICY which is incorporated by reference in this Form 10-K Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

      Certain amounts have been reclassified to conform with the 1993 presentation. A ten-year presentation is provided. Acme Metals Incorporated, formerly Acme Steel Company, became a public company in 1986 when, following the reorganization of Interlake, Inc., the shares of the company were distributed to shareholders of The Interlake Corporation, pursuant to a reorganization of Interlake, Inc. Financial data for 1984 and 1985 have been reconstructed.

      TEN YEARS IN REVIEW (dollars in thousands except for per share data)

                                            1993        1992
- --------------------------------------------------------------
- --------------------------------------------------------------
Income Data
    Net sales                             $457,406    $391,562
- --------------------------------------------------------------
    Gross profit                          $ 45,223    $ 29,546
- --------------------------------------------------------------
    Income (loss) before income taxes,
     extraordinary credit and cumulative
     effect of changes in accounting
     principle                            $ 10,432    $ (4,522)
- --------------------------------------------------------------
    Income tax provision (credit)         $  4,173    $ (1,673)
- --------------------------------------------------------------
    Net income (loss) before
     extraordinary credit and cumulative
     effect of changes in accounting
     principle                            $  6,259    $ (2,849)
- --------------------------------------------------------------
    Extraordinary credit resulting from
     utilization of net operating loss
- --------------------------------------------------------------
    Cumulative effect on prior years of
     changes in accounting principle                  $(50,323)
- --------------------------------------------------------------
    Net income (loss)                     $  6,259    $(53,172)
- --------------------------------------------------------------
- --------------------------------------------------------------
Per Share Data
    Income (loss) before extraordinary
     credit and cumulative effect of
     changes in accounting principle      $   1.15    $  (0.53)
- --------------------------------------------------------------
    Extraordinary credit
- --------------------------------------------------------------
    Cumulative effect of changes in
     accounting principle                             $  (9.32)
- --------------------------------------------------------------
    Net income (loss)                     $   1.15    $  (9.85)
- --------------------------------------------------------------
    Shareholders' equity                  $  15.29    $  16.55
- --------------------------------------------------------------
- --------------------------------------------------------------
Balance Sheet
    Current assets                        $170,394    $148,860
- --------------------------------------------------------------
    Property, plant and equipment, net    $115,539    $120,689
- --------------------------------------------------------------
    Total assets                          $333,869    $300,702
- --------------------------------------------------------------
    Current liabilities                   $ 77,197    $ 59,425
- --------------------------------------------------------------
    Long-term debt                        $ 49,333    $ 56,000
- --------------------------------------------------------------
    Shareholders' equity                  $ 83,203    $ 89,295
- --------------------------------------------------------------
- --------------------------------------------------------------
Cash flows
    Net cash provided by (used for)
     operating activities                 $ 16,041    $ 24,018
- --------------------------------------------------------------
    Net cash used for investing           $(11,749)   $ (6,562)
- --------------------------------------------------------------
    Net cash provided by (used for)
     financing                            $ (3,072)   $     34
- --------------------------------------------------------------
    Net increase (decrease) in cash       $  1,220    $ 17,490
- --------------------------------------------------------------
- --------------------------------------------------------------
Ratio Analysis (%)
    Gross profit margin                        9.9         7.5
- --------------------------------------------------------------
    Pre-tax margin                             2.3        (1.2)(b)
- --------------------------------------------------------------
    Net margin                                 1.4        (0.7)(b)
- --------------------------------------------------------------
    Return on shareholders' equity             7.3(d)    (59.5)(c)
- --------------------------------------------------------------
    Debt as a percentage of
     capitalization                             40          40(c)
- --------------------------------------------------------------
- --------------------------------------------------------------
Additional Information
    Depreciation                          $ 15,234    $ 14,705
- --------------------------------------------------------------
    Capital expenditures                  $ 11,749    $  7,557
- --------------------------------------------------------------
    Working capital                       $ 93,197    $ 89,435
- --------------------------------------------------------------
- --------------------------------------------------------------

(a) Includes net transactions with Interlake prior to the public company formation.
(b)  Computed  before  cumulative  effect of  changes  in  accounting principle.
(c) Includes result of cumulative effect of changes in accounting principle and an $8 million reduction in retained earnings related to a minimum pension liability adjustment.
(d) Includes a $13.1 million reduction in retained earnings related to a minimum pension liability adjustment.

                                            1991      1990      1989      1988      1987      1986      1985          1984
- ----------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------
Income Data
    Net sales                             $376,951  $446,042  $439,412  $412,453  $335,488  $240,314  $239,861      $291,196
- ----------------------------------------------------------------------------------------------------------------------------
    Gross profit                          $ 27,748  $ 36,712  $ 51,886  $ 54,493  $ 31,314  $ 14,174  $ 12,032      $ 32,337
- ----------------------------------------------------------------------------------------------------------------------------
    Income (loss) before income taxes,
     extraordinary credit and cumulative
     effect of changes in accounting
     principle                            $ (3,050) $  9,388  $ 26,126  $ 30,982  $ 13,302  $(21,103) $ (2,847)     $ 16,202
- ----------------------------------------------------------------------------------------------------------------------------
    Income tax provision (credit)         $   (732) $  3,755  $  9,926  $ 12,393  $  6,360            $ (1,451)     $  6,220
- ----------------------------------------------------------------------------------------------------------------------------
    Net income (loss) before
     extraordinary credit and cumulative
     effect of changes in accounting
     principle                            $ (2,318) $  5,633  $ 16,200  $ 18,589  $  6,942  $(21,103) $ (1,396)     $  9,982
- ----------------------------------------------------------------------------------------------------------------------------
    Extraordinary credit resulting from
     utilization of net operating loss                                  $  1,010  $  6,041
- ----------------------------------------------------------------------------------------------------------------------------
    Cumulative effect on prior years of
     changes in accounting principle
- ----------------------------------------------------------------------------------------------------------------------------
    Net income (loss)                     $ (2,318) $  5,633  $ 16,200  $ 19,599  $ 12,983  $(21,103) $ (1,396)     $  9,982
- ----------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------
Per Share Data
    Income (loss) before extraordinary
     credit and cumulative effect of
     changes in accounting principle      $  (0.43) $   1.05  $   3.00  $   3.22  $   1.19  $  (3.66) $  (0.24)     $   1.74
- ----------------------------------------------------------------------------------------------------------------------------
    Extraordinary credit                                                    0.17      1.03
- ----------------------------------------------------------------------------------------------------------------------------
    Cumulative effect of changes in
     accounting principle
- ----------------------------------------------------------------------------------------------------------------------------
    Net income (loss)                        (0.43)     1.05      3.00      3.39      2.22     (3.66)    (0.24)         1.74
- ----------------------------------------------------------------------------------------------------------------------------
    Shareholders' equity                  $  28.13  $  28.65  $  27.63  $  24.62  $  21.43  $  19.01  $  19.31      $  21.54
- ----------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------
Balance Sheet
    Current assets                        $134,192  $126,497  $149,199  $102,572  $ 86,117  $ 70,772  $ 58,837      $ 69,334
- ----------------------------------------------------------------------------------------------------------------------------
    Property, plant and equipment, net    $129,730  $133,419  $116,552  $104,024  $ 99,285  $ 91,583  $ 88,806      $ 91,047
- ----------------------------------------------------------------------------------------------------------------------------
    Total assets                          $290,736  $286,603  $285,275  $224,070  $201,155  $177,085  $171,205      $187,298
- ----------------------------------------------------------------------------------------------------------------------------
    Current liabilities                   $ 50,027  $ 50,026  $ 57,683  $ 66,331  $ 51,511  $ 47,297  $ 49,250      $ 52,856
- ----------------------------------------------------------------------------------------------------------------------------
    Long-term debt                        $ 59,500  $ 59,500  $ 59,500  $  9,500  $  9,500  $ 10,000
- ----------------------------------------------------------------------------------------------------------------------------
    Shareholders' equity                  $150,664  $152,370  $147,106  $130,390  $124,775  $110,486  $110,474      $123,251
- ----------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------
Cash flows
    Net cash provided by (used for)
     operating activities                 $ 21,721  $ 24,045  $ 20,805  $ 23,252  $ 22,750  $ (5,731) $ 18,128      $ 36,144
- ----------------------------------------------------------------------------------------------------------------------------
    Net cash used for investing            (10,611)  (37,693)  (38,804)  (16,014)  (18,909)  (12,363)   (6,754)      (11,599)
- ----------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used for)
     financing                                (443)     (328)   50,155   (15,410)    1,213    22,947   (11,381)(a)   (24,544)(a)
- ----------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in cash       $ 10,667  $(13,976) $ 32,156  $ (8,172) $  5,054  $  4,853  $     (7)(a)  $      1(a)
- ----------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------
Ratio Analysis (%)
    Gross profit margin                        7.4       8.2      11.8      13.2       9.3       5.9       5.0          11.1
- ----------------------------------------------------------------------------------------------------------------------------
    Pre-tax margin                            (0.8)      2.1       5.9       7.5       4.0      (8.8)     (1.2)          5.6
- ----------------------------------------------------------------------------------------------------------------------------
    Net margin                                (0.6)      1.3       3.7       4.8       3.9      (8.8)     (0.6)          3.4
- ----------------------------------------------------------------------------------------------------------------------------
    Return on shareholders' equity            (1.5)      3.8      11.6      15.0      11.0     (17.9)     (1.2)          7.6
- ----------------------------------------------------------------------------------------------------------------------------
    Debt as a percentage of
     capitalization                             28        28        29         7         7         8
- ----------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------
Additional Information
    Depreciation                          $ 14,224  $ 13,031  $ 12,031  $ 10,742  $  9,873  $  9,629  $  9,202      $  8,941
- ----------------------------------------------------------------------------------------------------------------------------
    Capital expenditures                  $ 10,611  $ 28,604  $ 14,960  $  9,314  $  7,151  $ 12,363  $  6,754      $ 11,599
- ----------------------------------------------------------------------------------------------------------------------------
    Working capital                       $ 84,165  $ 76,471  $ 91,516  $ 36,241  $ 34,666  $ 23,475  $  9,587      $ 16,478
- ----------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT

      In 1993, Acme enjoyed an improvement in orders and pricing that benefitted the steel industry as a whole. Order rates for all products increased significantly during the year. The Steel Making Segment increased its average selling price for commercial steel by $40 per ton (approximately 10%) over the course of 1993. However, in comparison to the prior year, selling prices were up only 3 percent as Acme, like most steel producers, did not feel the impact of the price hike until the second half of the year due to the gradual phase-in period of the price increase. Average selling prices for the Steel Fabricating Segments' products were higher in 1993 with steel strapping and welded steel tube prices increasing largely in response to price increases by suppliers of raw materials as well as competitors.

      The Steel Making Segment operates in a highly competitive market with lower cost steel-making techniques and intensifying competition from other steel producers, foreign imports and substitute materials, severely limiting the steel industry's ability to achieve and sustain higher prices. In fact, even with the price increases instituted in 1993, average steel prices remain only slightly higher than the average price levels in 1988. Because of this intensifying competition and price stagnation for our products, the Company's management and its Board of Directors are evaluating the costs and benefits of building a continuous thin-slab caster/hot strip mill complex (the "Project") at Acme Steel Company's Riverdale, Illinois steel plant. If approved, the Project would involve the largest capital outlay in the Company's history. See Item 1(e) for a discussion of the Project. See Liquidity and Capital Resources for a discussion of certain financial aspects of the Project.

CONSOLIDATED RESULTS OF OPERATIONS

      SEVENTEEN PERCENT INCREASE IN SALES OVER 1992

      In 1993, the Company benefitted from the strengthening economy in terms of increased shipments and higher average selling prices. As a result of an improving economy and price increases, the Company experienced the highest quarterly net sales in its history in 1993's fourth quarter achieving sales of $120.5 million. For the year, consolidated sales totaled $457.4 million, up $65.8 million over 1992 sales. Shipments of products were strong, representing a $57.5 million increase from last year's volume levels. Average selling prices were 2 percent higher than in 1992 with all of the increase coming in the second half of the year. The improvement in selling prices added $8.3 million to 1993 net sales.

      COMPARING 1992 TO 1991 SALES

      As a result of the modest economic recovery that began in 1992, net sales of $391.6 million were $14.6 million, or 4 percent, higher than prior year sales. Shipments of products rebounded, representing a $22 million increase from 1991 levels. However, selling prices on average declined 2 percent from prior year's prices. The weakness in selling prices, particularly for steel and steel strapping products, had a $7.4 million negative effect on 1992 sales.

      COMPARATIVE SALES BY SEGMENT

      The table below presents the percentage make-up of the products comprising our business segments, for the past three years.

                                                                                                                    1993
Sheet and strip steel                                                                                                   37%
Semi-finished steel                                                                                                      2%
Iron products and other                                                                                                  2%
    TOTAL STEEL MAKING SEGMENT                                                                                          41%
Sheet strapping and strapping tools                                                                                     33%
Welded steel tube                                                                                                       16%
Auto and light truck jacks                                                                                              10%
    TOTAL STEEL FABRICATING SEGMENT                                                                                     59%

                                                                                                                    1992
Sheet and strip steel                                                                                                   33%
Semi-finished steel                                                                                                      2%
Iron products and other                                                                                                  2%
    TOTAL STEEL MAKING SEGMENT                                                                                          37%
Sheet strapping and strapping tools                                                                                     36%
Welded steel tube                                                                                                       16%
Auto and light truck jacks                                                                                              11%
    TOTAL STEEL FABRICATING SEGMENT                                                                                     63%

                                                                                                                    1991
Sheet and strip steel                                                                                                   32%
Semi-finished steel                                                                                                      1%
Iron products and other                                                                                                  4%
    TOTAL STEEL MAKING SEGMENT                                                                                          37%
Sheet strapping and strapping tools                                                                                     38%
Welded steel tube                                                                                                       16%
Auto and light truck jacks                                                                                               9%
    TOTAL STEEL FABRICATING SEGMENT                                                                                     63%

      HIGHER NET SALES LEADS TO IMPROVED GROSS PROFIT PERCENTAGE

      Gross profit as a percent of sales in 1993 equaled 9.9 percent, the highest percentage since 1989. The gross profit percentages in 1992 and 1991 were 7.5 percent and 7.4 percent, respectively. Increased sales volume and higher average selling prices were the primary determinants for the significant increase in gross margin over last year. Operating costs, however, were higher in 1993. Labor costs increased due to a combination of higher overtime premiums and incentive bonuses, a negotiated bonus payment to the Company's union workers for ratifying the one year labor contract that ended August, 1993 of $0.8 million and a union signing bonus and lump sum payments negotiated as part of the current labor contract resulting in charges of $0.3 million during the year. Unplanned expenditures to repair Acme's basic oxygen furnace and primary rolling mill also reduced gross profit in 1993. Pension expense was $1.5 million higher than in 1992 as the Company recorded a $0.3 million expense in 1993 versus a $1.2 million pension benefit in the prior year. Depreciation has increased in $0.5 million increments over the last two years due partially to a major relining of Acme's blast furnace in 1990.

      Selling and administrative expenses in 1993 were $1.7 million higher than a year ago. However, on a percentage of sales basis, selling and administrative expenses improved over last year as expenses totaled 6.7 percent of sales in 1993 versus 7.4 and 7.8 percent in 1992 and 1991, respectively. The Company began to benefit from lower labor costs resulting from a program, initiated in the 1992 third quarter and substantially completed by year end, to reduce our salaried employee work-force by 10 percent. The 1993 savings from this program were sufficient to offset higher medical costs for selling and administrative employees.

      During 1992, the Company recorded a $2.7 million restructuring charge in connection with its 10 percent salaried work force reduction which was completed during 1993. This charge covered additional pension liability and extra vacation pay as part of an early retirement offer and severance payments for involuntary separations. See the note to the financial statements titled RESTRUCTURING CHARGE for further specific components of the charge.

      The Company recorded a $1.9 million non-recurring charge in 1993 for equipment impairments in connection with the $1.3 million write-off Acme's No. 3 Hot Strip Mill and Billet Mill and a $0.6 million expense to close Packaging's Pittsburg-East facility in California and write-off a strapping line at its New Britain, Connecticut, facility.

      Interest expense was slightly lower than the prior year. The decrease resulted from a reduced balance on our long-term debt as the result of a $3.5 million principal payment in May. Interest income was $0.1 million lower than in 1992 due mainly to reduced returns on cash balances. Earnings before interest expense, taxes and cumulative effect of changes in accounting principles were
2.9 times interest expense in 1993 as compared to .2 times in 1992 and .5 times in 1991.

      In 1993, the Company recorded a $1.2 million pre-tax gain as the result of a settlement of prior claims against LTV Steel Company (LTV) by Wabush Iron, in an iron ore mine equity interest held by Acme pursuant to the finalization of LTV's plan of reorganization. The sale of all of the Company's interests in a coal producing property located in West Virginia added approximately $1 million to pre-tax income in 1992. In 1991, the Company benefitted from a one-time gain of $1.2 million from the assignment to a third party of Acme's rights in certain claims allowed in the LTV Steel bankruptcy.

      Nonoperating income in 1993 was consistent with a year earlier because royalty income in the current year was offset by a loss on the disposal of fixed assets recorded in 1992.

      The income tax expense for 1993 equaled $4.2 million based on a 40 percent effective tax rate. Because of losses in 1992 and 1991, the Company recognized income tax benefits of $1.7 million in 1992, based on a 37 percent effective tax rate and $0.7 million in 1991, based on a 24 percent effective tax rate.

      1993 NET INCOME OF $6.3 MILLION BEST EARNINGS PERFORMANCE SINCE 1989

      For 1993, the Company registered net income of $6.3 million, or $1.15 per share. In 1992, the Company incurred a net loss of $2.8 million, or 53 cents per share, before the cumulative effect of changes in accounting principles. In 1991, the Company incurred a net loss of $2.3 million, equal to 43 cents per share. The improvement in net income was due primarily to increased shipments, and to a lesser extent, higher average selling prices for steel, steel strapping and welded steel tube.

      In 1992, the Company adopted both Financial Accounting Standards (FAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and FAS No. 109, "Accounting for Income Taxes." The transition effect of adopting FAS No. 106 resulted in a $67.6 million charge to 1992 earnings, partially offset by $25.4 million in income tax effects. The cumulative effect of the adoption of FAS No. 109 increased the 1992 net loss by $8.1 million.

      OUTLOOK

      If  the Board of  Directors approves the construction  of the Project (see
Item 1(e)), the estimated capital cost will approximate $300 million to $350 million. It is expected that the Project will be financed by a combination of existing cash, new equity and debt. An investment banker has been retained to assist the Company in its financing activities. If the Project is approved, there will be a one-time, non-cash charge to earnings to write down those assets that will be replaced because of the new technology, and a provision to record estimated costs related to the associated restructuring of operations. The financial impact of the asset write-down and restructuring charge would total approximately $13 million, pre-tax. (See Liquidity and Capital Resources.) Additionally, the Company will benefit from using the higher statutory federal tax rate to value its deferred tax accounts. The effect of this change will be to lower the Company's effective tax rate from 40% to 34% in 1994.

      The Company is well positioned in terms of labor stability for the next several years due to its new long-term agreements with the United Steelworkers of America (USWA). The new contracts cover approximately 1,500 hourly employees at the Chicago and Riverdale operations and are slated to run through 1999 with a reopener on wages only, subject to binding arbitration in 1996.

      Financial results in 1994 should improve in comparison with 1993, if the economy continues to strengthen and the Company receives the full year benefit of the 1993 price increases for commercial steel, steel strapping and welded steel tubing. The Company expects to derive additional gains from the recently announced price increases scheduled to take effect in January and July of 1994. In addition, cost reduction efforts and the benefits of facility rationalization undertaken in 1993 will enhance the gains derived from increased sales.

      In November 1992, the Financial Accounting Standards Board issued Statement No. 112, "Employers' Accounting for Postemployment Benefits," which requires accrual basis accounting for Postemployment benefits, and must be adopted not later than fiscal 1994. Postemployment benefits include all benefits paid after employment but before retirement, such as layoff and disability benefits. The Company has not yet determined the impact, if any, or the timing of this change on the financial statements.

      There are several factors, however, which will partially negate the projected gain in net sales and cost reductions in 1994. The Company will face increased employment costs in 1994 (estimated to be $5 million higher than in
1993) in the form of higher pension and medical expenses. The increased costs are the result of lowering the interest income assumptions related to post-retirement obligations of the Company and continued higher expenses for its active and retired employees' medical expenses. In addition, 1994 will see significant expenditures associated with Acme's compliance with the Clean Air Act.

      Several uncertainties face the Company in 1994. Imports of foreign steel into the U.S. could, in all likelihood, increase in 1994 as a result of the unfavorable ruling by the International Trade Commission in July, 1993 regarding alleged dumping and subsidies by foreign steel producers. It is unclear what impact, if any, an increased supply of foreign steel might have on domestic steel prices. Of course, the biggest uncertainty is the state of the U.S. economy. Although the economy is apparently on the upswing, it is impossible to gauge how the higher personal tax rates levied in 1993 and the proposed reforms coming out of Washington in 1994 will affect consumer spending. Also, it is unclear what impact the Federal Reserve Board's decision to increase short-term interest rates will have on the economy in 1994.

      Overall, we are optimistic about 1994. If the economy continues to improve as we expect, and assuming we continue to benefit from the higher steel selling prices and continue to control operating costs, the Companies' business plans call for a significant improvement over our 1993 results.

      STEEL MAKING SEGMENT

      Sales for the Steel Making Segment advanced to $187.8 million in 1993, a $42.1 million, or 29 percent, improvement over the prior year. The increase was principally the result of a 25 percent jump in shipments. Steel selling prices, on average, were 3 percent higher than last year. Nearly all of the price increases materialized in the second half of the year as we began to benefit from two $20 per ton (5 percent) increases initiated in the second and third quarters of 1993. Sales of $145.6 million for the Steel Making Segment in 1992 were up modestly (3 percent) over the year earlier due entirely to increased shipments as average selling prices were 2 percent lower than 1991 price levels.

      Sales of sheet and strip steel, which accounted for 91 percent of the segment's sales in 1993, advanced $40.3 million, or 31 percent over last year. Semi-finished steel sales increased $3.3 million, or 45 percent over last year while sales of iron products fell $1.5 million, or 18 percent, as compared to a year earlier.

      Operating income for the Steel Making group totaled $0.7 million, a significant improvement over the $9.4 million and $4.1 million losses from operations recorded in 1992 and 1991, respectively. The earnings improvement was driven by increased shipments and higher average selling prices. Shipments to external customers in 1993 increased 87,000 tons over the prior year while shipments to the Steel Fabricating Segment were 5,600 tons lower than in 1992. Approximately 60 percent of 1993's shipments and gross margin was attributable to external customers while the remaining 40 percent of gross margin was generated by shipments to the Steel Fabricating Segment. In 1992, the Steel Making group shipped 55 percent of its products to external customers which generated 52 percent of its margin while shipments to the Fabricating segment produced the remaining 48 percent of gross margin. The increased percentage of shipments to external customers in 1993 is consistent with the Company's two-pronged strategy to obtain the highest possible margin on flat-rolled steel and obtain the highest earnings for the Company as a whole. In total, the increased shipments generated $8.6 million in increased revenue while a 3 percent increase in average selling prices contributed $5.9 million to the improvement over last year's results. Partially offsetting the Steel Making Segment's sales related gains were increased labor costs in connection with overtime and union negotiated payments, unexpected repairs to its basic oxygen furnace and primary rolling mill and a $1.3 million write-off of the #3 hot strip mill recorded in the fourth quarter.

      Looking ahead to 1994, sales are expected to increase as a result of the full-year effects of price increases instituted during 1993 and price increases planned for 1994. Shipments are projected to continue on an upward trend under the assumption that the current economic expansion that began in 1992 will continue into 1994. Results should also benefit from cost savings from the permanent idling of its #3 hot strip mill. These benefits will be partially offset by increased pension and medical costs in the coming year which are expected to increase approximately $4 million over the expense for these items recorded in 1993.

      STEEL FABRICATING SEGMENT

      Steel Fabricating Segment sales of $270 million were $23.7 million, or 10 percent, higher than the prior year. Higher shipments accounted for $20 million of the improvement while a 2 percent increase in average selling prices generated the remainder of the increase over a year earlier.

      Sales of steel strapping and strapping tools totaled $152.4 million in 1993, a $11.1 million, or 8 percent, increase over a year earlier. Increased volume accounted for $8.9 million, or 80 percent, of the improvement over last year's results. Average selling prices were 2 percent higher than last year's levels with all of the increase coming in the latter part of the year. Steel strapping sales of $141 million in 1992 were unchanged from the prior year.

      Steel tube sales for 1993 reached $74.1 million, up 17 percent from the prior year. The $10.7 million improvement in sales was due mainly to increased volume. Selling prices rose 4 percent during the year with most of the increase in the last half of 1993. Comparing 1992 to 1991, sales of steel tubing amounted to $63.4 million in 1992, up 4 percent from a year earlier.

      Sales of jacks and lifting tools for cars and light trucks totaled $43.1 million, 5 percent higher than the prior year. The improvement in sales was due entirely to increased volume as selling prices, on average, were slightly below last year's levels. Auto and truck jack sales of $41 million in 1992 increased 20 percent over the prior year.

      Operating income for the Steel Fabricating Segment of $11.9 million in 1993 was $4.6 million and $9.3 million higher than the results recorded in 1992 and 1991, respectively. The group benefitted from the improving economy and increased average selling prices in 1993. Packaging, which sells steel strapping used to secure various finished products to pallets or within shipping containers during transportation, was helped by higher demand for its products in connection with increased domestic industrial output. Alpha's results advanced due to the improvement in the housing and recreational product markets. Alpha's business also benefitted from higher margins due to increased demand for its more technologically advanced products and gains in product quality and manufacturing productivity. Despite downward pressure on its selling prices in 1993, Universal's business achieved record results due to improved manufacturing productivity. Partially offsetting the Steel Fabricating Segment's sales and productivity related gains were increased raw material costs in the form of higher flat-rolled steel prices and a $0.6 million expense to close Acme Packaging's Pittsburg-East facility and the write-off of a strapping line at its New Britain Connecticut facility.

      Results for the Steel Fabricating Segment are expected to improve over the prior year with sales advancing modestly. Packaging's results should improve due to increased sales, driven primarily by increased selling prices, and the expected realization of savings related to the closure of the Pittsburg East facility and the increased utilization of its Leeds, Alabama, facility. Results for Alpha should improve in 1994 bolstered by increased market penetration in its target markets. Universal's sales are expected to decline moderately in 1994 leading to slightly reduced results in comparison with 1993 results. The projected sales reduction is in line with continuing price pressures and the anticipated reduction in orders from a major U.S. automobile manufacturer.

LIQUIDITY AND CAPITAL RESOURCES

      LIQUIDITY REMAINS STRONG

      Working capital of $93.2 million increased $3.8 million in 1993. Current assets increased $21.5 million, or 15 percent, driven primarily by increased receivable and inventory balances. The increase in the Company's receivable balance reflects the sales improvement in 1993. The build-up of inventories at the end of 1993 is in anticipation of increased orders in the first quarter of 1994. Current liabilities increased $17.7 million, or 30 percent. The higher current liability balance was caused by increases to the accounts payable, accrued expense and income tax payable accounts and a $3.2 million increase from the net effect of long-term debt entries. In 1993, a portion of long-term debt became current (a $6.7 million principal payment is due October, 1994) and a principal payment of $3.5 million was made reducing the current maturities of long-term debt balance at the end of 1992. The current ratio decreased from 2.5 at the end of 1992 to 2.2 at the end of 1993.

      Deferred income taxes and other assets increased significantly due primarily to an additional minimum pension adjustment recorded in 1993. The pension adjustment was recorded net of tax, thereby increasing our long-term deferred tax asset by $8.2 million in 1993. Other balance sheet accounts affected by the minimum pension adjustment include a $4.1 million increase to the long-term intangible pension asset account and a $25.4 million increase to our long-term pension liability.

      Long-term debt was reduced by $6.7 million to $49.3 million due to the current classification of a principal payment due October 30, 1994. The Company currently has available a $60 million unsecured revolving credit agreement with various commercial banks. It has not been necessary to borrow against this credit agreement during the past three years.

      SHAREHOLDERS EQUITY REDUCED BY MINIMUM PENSION ADJUSTMENT

      Shareholders' equity at year end 1993 was $83.2 million, or $15.29 per share, compared with $89.3 million, or $16.55 per share at the end of 1992. The decline in equity was due to a minimum pension adjustment recorded in 1993. The additional minimum pension liability was primarily the result of a more current actuarial assumption involving the discount rate used to calculate estimated future retirement benefits. The change in the discount rate caused several of our defined benefit pension plans to fall further into an underfunded position at December 26, 1993. Accordingly, to reflect this underfunded position, we recorded a $13.1 million non-cash charge, net of deferred taxes, to shareholders' equity in 1993. An adjustment of $8.2 million to reflect the underfunded status at December 27 was recorded in 1992. (See the note to the financial statements titled RETIREMENT BENEFIT PLANS for further discussion of this minimum pension liability adjustment.)

      FINANCING ALTERNATIVES FOR THE CASTER PROJECT

      In the event the Board of Directors of the Company decides to proceed with the Project (see Item 1(e) for a discussion of the Project), the Company will be committed to a construction and engineering project that will involve direct costs of approximately $300 to $350 million over an approximately 30 month period. The Company will be required to fund these costs almost exclusively from external financing sources, including new credit facilities.

      On March 3, 1994, the Company agreed to sell an issue of securities at a price of $21.00 per security on a private placement basis exclusively in Canada. Subject to certain conditions, within 150 days of the closing of this transaction (expected on March 28, 1994), the securities will be exchangeable on a one-for-one basis, for 5,600,000 shares of the Company's common stock. The conditions for the exchange of the securities for common stock and the Company's receipt of the proceeds of the sale of the securities include assurance that not less than 85% of the reasonably estimated funds needed for construction of the Project (inclusive of the Company's cash on hand) will be available to the Company and approval of such construction by the Company's Board of Directors. The securities and the underlying common shares have not been registered under the Securities Act and may not be offered or sold in the United States or to a U.S. person, as defined in Regulation S under the Securities Act, absent registration or an applicable exemption from registration requirements.

      In the event the conditions for completion of the privately placed Canadian financing are satisfied, the Company's outstanding shares of common stock will increase from 5,407,527 to 11,007,537, and the Company's total shareholders equity will increase by approximately $112 million. The Company anticipates that substantially all of this additional equity will be used to pay costs associated with the Project.

      In addition to the funds to be raised from the privately placed Canadian financing, the Company will need to raise approximately $190 million to $240 million from other financing sources. To date, the Company has not received commitments from any such financing source. The Company is exploring the sale of additional equity securities, the sale of debt securities, and the opening of new credit facilities. At present, there can be no assurance that the Company will be able to obtain any such funds nor are the terms and conditions known on which such funds may be available.

      To the extent the Company decides and is able to raise the additional funds needed for construction of the Project (exclusive of the funds to be raised through the privately placed Canadian financing) through debt financing, the Company's interest expense and debt-to-equity ratio will increase accordingly. Although neither the availability nor the characteristics of such debt are known at this time, the Company will not proceed with the Project until it is assumed that adequate sources of liquidity are available to cover foreseeable interest costs through construction, start-up and operation of the Project. The Company's current debt-to-total capitalization ratio is .4 to 1 and its coverage of its outstanding debt (expressed as times interest earned before interest, taxes and unusual items) is 2.35 to 1. These ratios are expected to be .46 to 1 and .68 to 1, respectively at the end of 1996.

      The Company currently has outstanding Senior notes in the principal amount of $50 million. The terms of these notes would preclude the Company from increasing its indebtedness by more than approximately $75 million. To the extent the Company wishes to increase its debt by more than this amount, these notes would have to be renegotiated or prepaid. Prepayment of the notes would trigger a penalty of approximately $4 million. The Company also has an unused $60 million revolving credit agreement. This agreement would terminate upon the approval of the Project by the Company's Board of Directors. If the Project is approved, the Company believes it can secure an adequate working capital credit facility; however, there can be no assurances the Company would be able to obtain a new credit facility or that it would be otherwise able to fund its working capital needs from external sources if these needs cannot be met from continuing operation of the existing facilities.

      OPERATING ACTIVITIES CONTINUE TO GENERATE CASH

      Cash balances totaled $50.4 million at December 26, 1993, up $1.2 million over December 1992's ending balance. The amount of cash generated in 1993 was smaller than the increases of $17.5 million and $10.7 million in 1992 and 1991, respectively, due to higher inventory and receivable balances, a $3.5 million principal payment on long-term debt in May and higher capital expenditures.

      Operating activities generated $16 million of cash in 1993. A combination of our net income of $6.3 million for the year and the addition of $15.2 million non-cash depreciation more than offset a reduction in cash from working capital and non-current accounts.

      During 1993, we invested $11.7 million in capital projects, $4.2 million higher than a year earlier. The increase in expenditures can be attributed in part to environmental related expenditures of $3.2 million in connection with the Environmental Protection Agency's emission compliance program for our coke ovens located at the Steel subsidiary's Chicago plant. The remainder of the capital project expenditures were primarily for replacement and rehabilitation of our productive capabilities throughout the Company.

      In 1994, the Company is planning capital project expenditures of approximately $18 million, not including the Project. About $6 million of the planned capital projects relate to environmental expenditures. The balance of the planned projects are primarily devoted to capital maintenance items at our steelmaking operations. Cash flows from operations should be sufficient to meet these planned projects.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to Item 8 is submitted in a separate section of this Annual Report on Form 10-K. See the audited Consolidated Financial Statements and Schedules of The Company Metals Incorporated attached hereto and listed in the index on page 32 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      Information with respect to directors of the Company is incorporated herein by reference from the proxy statement for the Annual Meeting of Shareholders of the Company to be held on April 28, 1994 under the caption ELECTION OF DIRECTORS.

      EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth, as of March 15, 1994, with respect to each executive officer of the Company, his name and all positions held during the last five years. Executive officers are elected annually by the Board of Directors of the Company to serve for a term of office of one year and until their successors are elected.

      As a result of a Reorganization effected May 25, 1992, Acme Steel Company became and continues to be a subsidiary of the Company. Prior to the Reorganization the executive officers listed below were executive officers of Acme Steel Company and, at the time of the reorganization, were elected to similar positions within the Company.

                                 NAME AND AGE                                    POSITIONS DURING LAST 5 YEARS
- -------------------------------------------------------------------------------  ---------------------------------------------------
Brian W. H. Marsden (62)                                                         Chairman and Chief Executive Officer of the Company
                                                                                 since  January 1, 1993  and Chairman, President and
                                                                                 Chief Executive Officer  May 1992 through  December
                                                                                 1992; President and Chief Executive Officer of Acme
                                                                                 Steel Company (integrated steel producer) June 1986
                                                                                 to May 1992.
Stephen D. Bennett (45)                                                          President   and  Chief  Operating  Officer  of  the
                                                                                 Company  since  January  1,  1993  and  Group  Vice
                                                                                 President  May  1992 through  December  1992; Group
                                                                                 Vice President  of Acme  Steel Company  (integrated
                                                                                 steel  producer) January 1992 to  May 1992 and Vice
                                                                                 President-Operations  June  1990  through  December
                                                                                 1991;  General  Manager  of  Fairfield  Works,  USS
                                                                                 Division  of  USX  Corporation  (integrated   steel
                                                                                 producer) December 1987 to May 1990.
Richard J. Stefan (57)                                                           Vice  President-Employee  Relations of  the Company
                                                                                 since  May   25,  1992;   Vice   President-Employee
                                                                                 Relations  of Acme Steel  Company (integrated steel
                                                                                 producer) June 1986 to May 1992.
Edward P. Weber, Jr. (56)                                                        Vice President,  General Counsel  and Secretary  of
                                                                                 the  Company  since May  25, 1992;  Vice President,
                                                                                 General Counsel and Secretary of Acme Steel Company
                                                                                 (integrated steel producer) June 1986 to May 1992.
Jerry F. Williams (54)                                                           Vice  President-Finance   and  Administration   and
                                                                                 Treasurer  of the Company since  May 25, 1992; Vice
                                                                                 President-Finance and Administration and  Treasurer
                                                                                 of  Acme Steel Company  (integrated steel producer)
                                                                                 May 1991 to  May 1992;  Vice President-Finance  and
                                                                                 Administration  of Acme Steel  Company May, 1986 to
                                                                                 May, 1991.

ITEM 11.  EXECUTIVE COMPENSATION

      Information relating to executive compensation is incorporated herein by reference from the proxy statement for the Annual Meeting of Shareholders of the Company to be held on April 28, 1994 under the caption EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information relating to security ownership of certain beneficial owners and management is incorporated herein by reference from the proxy statement for the Annual Meeting of Shareholders of the Company to be held on April 28, 1994 under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

            (1) Financial Statements:

                The response to this portion of Item 14 is submitted in a separate section of this report. See the audited Consolidated Financial Statements and Schedules of Acme Metals Incorporated attached hereto and listed on the index on page 32 of this report.

            (2) Financial Statement Schedules:

                The response to this portion of Item 14 is submitted in a separate section of this report. See the audited Consolidated Financial Statements and Schedules of Acme Metals Incorporated attached hereto and listed on the index on page 32 of this report.

            (3) Exhibits

  Exhibit    Description
- -----------  -----
       3.    Articles
             of
             Incorporation
             and By-Laws
               3(i)
               3(ii)
      10.    Material
             contracts
              10.1
              10.2
              10.3
              10.4
              10.5
              10.6
              10.7
              10.8
              10.9
              10.10
              10.11
              10.12
              10.13
              10.14
              10.15
              10.16
              10.17
              10.18

  Exhibit
- -----------
       3.

             Restated Certificate of Incorporation of the Registrant. Filed as Exhibit 3.1 to the Registrant's Annual Report on Form
             10-K for the fiscal year ended December 27, 1992 (the "1992 10-K") and incorporated by reference herein.
             Amended  and  Restated By-Laws  of Registrant  as adopted  May 25,  1992. Filed  as Exhibit  3.2 to  the 1992  10-K and
             incorporated by reference herein.
      10.

             Tax Indemnification Agreement  between Acme  Steel Company (a  subsidiary of  the Company) ("Acme")  and The  Interlake
             Corporation dated May 30, 1986. Filed as Exhibit 10.1 to the 1992 10-K and incorporated by reference herein.
             Cross-Indemnification Agreement between Acme and The Interlake Corporation dated May 29, 1986. Filed as Exhibit 10.2 to the 1992 10-K and incorporated by reference herein.
             Agreement between the Registrant and Reynold C. MacDonald dated June 1, 1992.(1) Filed as Exhibit 10.3 to the 1992 10-K
             and incorporated by reference herein.
             Non-Employee Directors Retirement Plan dated February 22, 1990 as adopted May 25, 1992.(1) Filed as Exhibit 10.4 to the
             1992 10-K and incorporated by reference herein.
             Credit  Agreement among the Registrant  and Certain Banks and Harris  Trust and Savings Bank,  as Agent, dated June 26,
             1992 (the "Credit Agreement"). Filed as Exhibit 10.5 to the 1992 10-K and incorporated by reference herein.
             First Amendment to Credit Agreement dated September 15, 1992.  Filed as Exhibit 10.6 to the 1992 10-K and  incorporated by reference herein.
             Second Amendment to Credit Agreement dated January 15, 1993. Filed as Exhibit 10.7 to the 1992 10-K and incorporated by reference herein.
             Third  Amendment to Credit Agreement dated February 1, 1993. Filed as Exhibit 10.8 to the 1992 10-K and incorporated by reference herein.
             Note Agreements dated October 16,  1989 between the Registrant  as Borrower and each  of six Financial Institutions  as
             Lender  for an  aggregate of $40  million in senior  notes due 1999  and $10 million  senior notes due  1996 (the "Note
             Agreements"). Filed as Exhibit 10.9 to the 1992 10-K and incorporated by reference herein.
             First Amendment, Consent and Waiver to Note Agreements dated June 26, 1992. Filed as Exhibit 10.10 to the 1992 10-K and
             incorporated by reference herein.
             Second Amendment to Note Agreements dated February 1, 1993. Filed as Exhibit 10.11 to the 1992 10-K and incorporated by reference herein.
             Assignment and  Assumption Agreement  dated May  24,  1992 relating  to Indemnification  Agreements including  Form  of
             Indemnification Agreement. Filed as Exhibit 10.12 to the 1992 10-K and incorporated by reference herein.
             Indemnification  Agreement between the Registrant and William R. Wilson  dated July 23, 1992. Filed as Exhibit 10.13 to the 1992 10-K and incorporated by reference herein.
             1986 Executive Incentive Compensation  Plan of Acme Metals  Incorporated as adopted May  25, 1992.(1) Filed as  Exhibit
             10.14 to the 1992 10-K and incorporated by reference herein.
             Deferred  Compensation Agreement dated May 24, 1986  between the Registrant and Brian W.  H. Marsden as adopted May 25,
             1992.(1) Filed as Exhibit 10.15 to the 1992 10-K and incorporated by reference herein.
             Acme Metals Incorporated Deferred Compensation Plan  as Amended and Restated effective  January 1, 1987 as adopted  May
             25, 1992.(1) Filed as Exhibit 10.16 to the 1992 10-K and incorporated by reference herein.
             Key  Executive Severance Pay Plan dated January  22, 1987, as adopted May 25,  1992, with Exhibit 1 amended through May
             25, 1992.(1) Filed as Exhibit 10.17 to the 1992 10-K and incorporated by reference herein.
             Acme Metals Incorporated 1986 Stock Incentive Program, Amended and  Restated as of January 22, 1992 as adopted May  25,
             1992.(1) Filed as Exhibit 10.18 to the 1992 10-K and incorporated by reference herein.

(1) Filed pursuant to Item 14 of Form 10-K

  Exhibit    Description
- -----------  -----
              10.19
              10.20
              10.21
              10.22
              10.23
              10.24
              10.25
              10.26
              10.27
              10.28
              10.29
              10.30
              10.31
              10.32
              10.33
              10.34
              10.35
              10.36
              10.37
              10.38
              10.39
              10.40
      13.    Registrant's
             Annual
             Report to
             Security
             Holders for
             the fiscal
             year ended
             December 26,
             1993.
      21.    Subsidiaries
             of the
             registrant
      23.    Consent
             of
             Experts
             and
             Counsel.
              23.1

  Exhibit
- -----------
             Form  of Grant of Stock  Option including Form of First  Amendment dated October 30, 1986  -- 10 executive officers, 30 other employees.(1)(2) Filed as Exhibit 10.19 to the 1992 10-K and incorporated by reference herein.
             Form of Grant  of Stock Option  dated July 22,  1987 including Form  of First Amendment  dated October 30,  1986 --  10 executive  officers, 41 other employees.(1)(2)  Filed as Exhibit 10.20  to the 1992 10-K  and incorporated by reference herein.
             Form of Grant of Stock Option dated May 26, 1988  -- 10 executive officers, 49 other employees.(1)(2) Filed as  Exhibit
             10.21 to the 1992 10-K and incorporated by reference herein.
             Form  of Grant of Stock Option dated June 1, 1989  -- 10 executive officers, 48 other employees.(1)(2) Filed as Exhibit
             10.22 to the 1992 10-K and incorporated by reference herein.
             Grant of Stock Option Agreement dated June 1, 1990 -- S. D. Bennett.(1)(2) Filed as Exhibit 10.23 to the 1992 10-K  and
             incorporated by reference herein.
             Form  of Grant of Stock Option dated  June 7, 1990 -- 9 executive  officers, 50 other employees.(1)(2) Filed as Exhibit
             10.24 to the 1992 10-K and incorporated by reference herein.
             Form of Grant of Stock Option dated May 20, 1991  -- 10 executive officers, 54 other employees.(1)(2) Filed as  Exhibit
             10.25 to the 1992 10-K and incorporated by reference herein.
             Form  of Grant of Stock Option dated June 12, 1992  -- 5 executive officers, 10 other employees.(1)(2) Filed as Exhibit
             10.26 to the 1992 10-K and incorporated by reference herein.
             Form of Grant of Stock Option dated May 27, 1993 -- 5 executives officers 26 other employees.(1) Filed as Exhibit 10.27 to the 1992 10-K and incorporated by reference herein.
             Stock Award  Agreement dated  June 1,  1990  -- S.  D. Bennett.(1)(2)  Filed as  Exhibit  10.28 to  the 1992  10-K  and
             incorporated by reference herein.
             Form  of Grant of Stock  Award dated January 25,  1991 including Form of  First Amendment dated January  25, 1991 -- 11 executive officers, 14 other  employees.(1)(2) Filed as Exhibit  10.29 to the 1992  10-K and incorporated by  reference herein.
             Form of Grant of Stock Award dated January 22, 1992 -- 5 executive officers, 10 other employees.(1)(2) Filed as Exhibit
             10.30 to the 1992 10-K and incorporated by reference herein.
             Stock  Award  Agreement dated  June 12,  1992 --  S. D.  Bennett.(1)(2) Filed  as Exhibit  10.31 to  the 1992  10-K and
             incorporated by reference herein.
             Form of Grant of Stock Award dated January 26, 1993 -- 5 executive officers, 16 other employees.(1)(2) Filed as Exhibit
             10.32 to the 1992 10-K and incorporated by reference herein.
             Form of Grant of Stock Award dated January 26, 1994, 5 executive officers, 14 other employees.
             Acme Metals Incorporated Employee Stock Ownership  Plan ("ESOP") including amendments 1  through 4, as adopted June  1,
             1992.(1) Filed as Exhibit 10.34 to the 1992 10-K and incorporated by reference herein.
             Fifth Amendment to the ESOP.
             Acme  Metals Incorporated  Salaried Employees' Retirement  Savings Plan  Restated as of  January 1,  1990 together with amendments 1 through  4, as  adopted June 1,  1992.(1) Filed  as Exhibit  10.36 to the  1992 10-K  and incorporated  by reference herein.
             Acme  Metals Incorporated Salaried  Employees' Past Service  Pension Plan ("Past  Service Pension Plan")  dated June 1,
             1992.(1) Filed as Exhibit 10.37 to the 1992 10-K and incorporated by reference herein.
             Amendment No. 1 to the Past Service Pension Plan.
             Purchase Agreement dated as of March 11, 1994 between the Registrant and Nesbitt Thompson Inc. for the purchase of $5.6 million Special Warrants convertible into common stock of the Registrant.
             Subscription Agreement for Special Common Stock Purchase Warrants.
      13.

      21.

      23.

             Consent of Price Waterhouse.

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed in the fourth quarter of 1993.

      No financial statements were filed.

(1) Filed pursuant to Item 14 of Form 10-K
(2) Also see Amendment and Assignment Agreement filed with Exhibit 10.13 to the 1992 10-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACME METALS INCORPORATED

/s/ BRIAN W. H. MARSDEN
- ------------------------------------------
Brian W. H. Marsden                          March 25, 1994
Chairman and Chief Executive Officer
/s/ STEPHEN D. BENNETT
- ------------------------------------------
Stephen D. Bennett                           March 25, 1994
President and Chief Operating Officer
/s/ JERRY F. WILLIAMS
- ------------------------------------------
Jerry F. Williams                            March 25, 1994
Vice President-Finance and Administration
(Principal Financial Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ EUGENE P. BERG
- ------------------------------------------
Eugene P. Berg                               March 25, 1994
Director
/s/ EDWARD G. JORDAN
- ------------------------------------------
Edward G. Jordan                             March 25, 1994
Director
/s/ ANDREW R. LAIDLAW
- ------------------------------------------
Andrew R. Laidlaw                            March 25, 1994
Director

/s/ FANK A. LEPAGE
- ------------------------------------------
Frank A. LePage                              March 25, 1994
Director
/s/ REYNOLD C. MACDONALD
- ------------------------------------------
Reynold C. MacDonald                         March 25, 1994
Director
/s/ WILLIAM P. SOVEY
- ------------------------------------------
William P. Sovey                             March 25, 1994
Director
/s/ C. J. GAUTHIER
- ------------------------------------------
C. J. Gauthier                               March 25, 1994
Director
/s/ JULIEN L. MCCALL
- ------------------------------------------
Julien L. McCall                             March 25, 1994
Director
/s/ WILLIAM R. WILSON
- ------------------------------------------
William R. Wilson                            March 25, 1994
Director

                            ACME METALS INCORPORATED
             Form 10-K - Item 8 and Items 14 (a) (1) and 14 (a) (2)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

      The  following   Consolidated   Financial  Statements   of   Acme   Metals
Incorporated  and the related Report of  Independent Accountants are included in
Item 8 and Item 14 (a) (1):

                                                                               Page in
                                                                                this
                                                                              Form 10-K
                                                                             -----------
    Report of Independent Accountants                                            33
    Report of Management                                                         33
    Consolidated Statements  of  Operations  for  the  fiscal  years  ended
        December 26, 1993 December 27, 1992 and December 29, 1991                34
    Consolidated Balance Sheets at December 26, 1993, December 27, 1992 and
        December 29, 1991                                                        35
    Consolidated  Statements  of  Cash  Flows for  the  fiscal  years ended
        December 26, 1993, December 27, 1992 and December 29, 1991               36
    Consolidated Statements  of Changes  in  Shareholders' Equity  for  the
        fiscal  years  ended  December  26,  1993,  December  27,  1992 and
        December 29, 1991                                                        37
    Notes to Consolidated Financial Statements                                   38

      The following Consolidated Financial Statement Schedules of Acme Metals Incorporated are included in Item 14 (a) (2):

    Quarterly Results (Unaudited)                                                51
    Schedule V - Property, Plant and Equipment                                   52
    Schedule VI - Accumulated Depreciation of Property, Plant and Equipment      53
    Schedule VIII - Valuation and Qualifying Accounts and Reserves               54
    Schedule X - Supplementary Income Statement Information                      54

      All other schedules have been omitted because they are not applicable, or not required, or because the required information is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Acme Metals Incorporated

In our opinion, the accompanying consolidated financial statements listed in the index appearing on page 32 present fairly, in all material respects, the financial position of Acme Metals Incorporated and its subsidiaries at December 26, 1993 and December 27, 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in the Notes to Consolidated Financial Statements, Acme Metals Incorporated changed its method of accounting for postretirement benefits other than pensions and income taxes in 1992.

March 21, 1994
Chicago, Illinois

                              REPORT OF MANAGEMENT

The management of Acme Metals Incorporated has prepared and is responsible for the consolidated financial statements and other financial information included in this Form 10-K Annual Report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based upon informed judgments and estimates by management. The other financial information in this annual report is consistent with the consolidated financial statements.

The Company maintains a system of internal accounting controls. Management believes the internal accounting controls provide reasonable assurance that transactions are executed and recorded in accordance with Company policy and procedures and that the accounting records may be relied on as a basis for preparation of the consolidated financial statements and other financial information.

The financial statements have been audited by Price Waterhouse, the Company's independent accountants, whose report is included herein. In addition, the Company has a professional staff of internal auditors who coordinate their financial audits with the procedures performed by the independent accountants and conduct operational and special audits.
The Audit Review Committee of the Board of Directors, composed of directors who are not employees of the Company, meets periodically with management, the internal auditors and the independent accounts to discuss the adequacy of internal accounting controls and the quality of financial reporting. Both the independent accountants and internal auditors have full and free access to the Audit Review Committee.

Brian W. H. Marsden   Jerry F. Williams
Chairman and Chief    Vice President
Executive Officer     Finance and Administration
                      Chief Financial Officer

                            ACME METALS INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                  For the Years Ended
                                                                      -------------------------------------------
                                                                      December 26,   December 27,   December 29,
                                                                          1993           1992           1991
                                                                      -------------  -------------  -------------
NET SALES                                                              $   457,406    $   391,562    $   376,951
COSTS AND EXPENSES:
    Cost of products sold                                                  397,526        347,624        335,503
    Depreciation expense                                                    14,657         14,392         13,700
                                                                      -------------  -------------  -------------
Gross profit                                                                45,223         29,546         27,748
    Selling and administrative expense                                      30,633         28,901         29,219
    Restructuring charge                                                                    2,700
    Nonrecurring charge                                                      1,925
                                                                      -------------  -------------  -------------
Operating income (loss)                                                     12,665         (2,055)        (1,471)
NON-OPERATING INCOME (EXPENSE):
    Interest expense                                                        (5,384)        (5,569)        (5,533)
    Interest income                                                          1,571          1,700          1,322
    Unusual income item                                                      1,210          1,047          1,241
    Other - net                                                                370            355          1,391
                                                                      -------------  -------------  -------------
Income (loss) before income taxes and cumulative effect of changes
    in accounting principles                                                10,432         (4,522)        (3,050)
Income tax provision (credit)                                                4,173         (1,673)          (732)
                                                                      -------------  -------------  -------------
                                                                             6,259         (2,849)        (2,318)
Cumulative effect of changes in accounting principles:
    Retiree health care and life insurance benefits, net of taxes                         (42,246)
    Income taxes                                                                           (8,077)
                                                                                     -------------
                                                                                          (50,323)
                                                                      -------------  -------------  -------------
Net income (loss)                                                      $     6,259    $   (53,172)   $    (2,318)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
PER SHARE:
    Income (loss) before cumulative effect of changes in accounting
        principles                                                     $      1.15   $      (0.53 ) $      (0.43 )
    Cumulative effect of changes in accounting principles:
        Retiree health care and life insurance benefits, net of
          taxes                                                                             (7.82 )
        Income taxes                                                                        (1.50 )
                                                                      -------------  -------------  -------------
Net income (loss)                                                     $       1.15   $      (9.85 ) $      (0.43 )
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          December 26,   December 27,
                                                                              1993           1992
                                                                          -------------  -------------
                                                ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                              $    50,444    $    49,224
    Receivables, less allowances of $1,155 in 1993 and $1,081 in 1992           58,479         47,091
    Inventories                                                                 47,867         39,488
    Deferred income taxes                                                       12,337         11,754
    Other current assets                                                         1,267          1,303
                                                                          -------------  -------------
            Total current assets                                               170,394        148,860
                                                                          -------------  -------------
INVESTMENTS AND OTHER ASSETS:
    Investments in associated companies                                         14,701         14,105
    Other assets                                                                13,389          7,197
                                                                          -------------  -------------
    Deferred income taxes                                                       19,846          9,851
                                                                          -------------  -------------
            Total investments and other assets                                  47,936         31,153
                                                                          -------------  -------------
PROPERTY, PLANT AND EQUIPMENT:
    Property, plant and equipment, at cost                                     408,556        405,684
    Accumulated depreciation                                                  (293,017)      (284,995)
                                                                          -------------  -------------
            Total property, plant and equipment                                115,539        120,689
                                                                          -------------  -------------
                                                                           $   333,869    $   300,702
                                                                          -------------  -------------
                                                                          -------------  -------------
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                       $    32,800    $    25,985
    Accrued expenses                                                            34,089         28,641
    Income taxes payable                                                         3,641          1,299
    Current maturities of long-term debt                                         6,667          3,500
                                                                          -------------  -------------
            Total current liabilities                                           77,197         59,425
                                                                          -------------  -------------
LONG-TERM LIABILITIES:
    Long-term debt                                                              49,333         56,000
    Other long-term liabilities                                                 10,543          7,951
    Postretirement benefits other than pensions                                 82,630         80,959
    Retirement benefit plans                                                    30,963          7,072
                                                                          -------------  -------------
            Total long-term liabilities                                        173,469        151,982
                                                                          -------------  -------------
    Commitments and contingencies (see note titled COMMITMENTS AND
        CONTINGENCIES)
SHAREHOLDERS' EQUITY:
    Preferred stock, $1 par value, 2,000,000 shares authorized, no shares issued
    Common stock, $1 par value, 20,000,000 shares authorized, 5,406,387
        and 5,357,870 shares issued in 1993 and 1992, respectively               5,406          5,358
    Additional paid-in capital                                                  48,344         47,679
    Retained earnings                                                           50,748         44,489
    Minimum pension liability adjustment                                       (21,295)        (8,231)
                                                                          -------------  -------------
            Total shareholders' equity                                          83,203         89,295
                                                                          -------------  -------------
                                                                           $   333,869    $   300,702
                                                                          -------------  -------------
                                                                          -------------  -------------

    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               For the Years Ended
                                                                   -------------------------------------------
                                                                   December 26,   December 27,   December 29,
                                                                       1993           1992           1991
                                                                   -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                               $     6,259    $   (53,172)   $    (2,318)
    ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
           PROVIDED BY OPERATING ACTIVITIES:
        Depreciation                                                     15,234         14,705         14,224
        Deferred income taxes                                            (1,629)        (1,848)         1,049
        Cumulative effect of changes in accounting                                      50,323
        Gain on sale of assets                                                          (1,047)
        Nonrecurring charge                                               1,925
        Investment in associated company                                   (596)
        CHANGE IN CURRENT ASSETS AND LIABILITIES:
            Receivables                                                 (11,388)         1,403            741
            Inventories                                                  (8,379)         1,698          7,922
            Accounts payable                                              6,815          4,843         (2,242)
            Other current accounts                                        7,826          3,170         (2,475)
        Other, net                                                          (26)         3,943          4,820
                                                                   -------------  -------------  -------------
    Net cash provided by operating activities                            16,041         24,018         21,721
                                                                   -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                (11,749)        (7,557)       (10,611)
    Proceeds from sales of assets                                                          995
                                                                   -------------  -------------  -------------
    Net cash used for investing activities                              (11,749)        (6,562)       (10,611)
                                                                   -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of long-term debt                                            (3,500)
    Repurchase of common stock                                              (98)           (79)          (462)
    Other                                                                   526            113             19
                                                                   -------------  -------------  -------------
    Net cash provided by (used for) financing activities                 (3,072)            34           (443)
                                                                   -------------  -------------  -------------
    Net increase in cash and cash equivalents                             1,220         17,490         10,667
    Cash and cash equivalents at beginning of year                       49,224         31,734         21,067
                                                                   -------------  -------------  -------------
    Cash and cash equivalents at end of year                        $    50,444    $    49,224    $    31,734
                                                                   -------------  -------------  -------------
                                                                   -------------  -------------  -------------

    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                             Common     Additional                 Minimum
                                                            stock, $1     paid-in     Retained     Pension     Treasury
                                                            par value     capital     earnings    Liability     stock
                                                           -----------  -----------  -----------  ----------  ----------
BALANCE - DECEMBER 30, 1990                                 $   5,948    $  46,813   $   115,281  $        0  $  (15,312)
  Net loss                                                                                (2,318)
  Stock plans - issuance of shares                                 61          646
  Tax benefit arising from stock plan transactions                               7
  Purchase of common stock for treasury                                                                             (462)
                                                           -----------  -----------  -----------  ----------  ----------
BALANCE - DECEMBER 29, 1991                                     6,009       47,466       112,963           0     (15,774)
                                                           -----------  -----------  -----------  ----------  ----------
  Net loss                                                                               (53,172)
  Stock plans - issuance of shares                                  7          191
  Tax benefit arising from stock plan transactions                              22
  Purchase of common stock for treasury                                                                              (79)
  Redemption of stock rights                                                                (107)
  Retirement of treasury stock                                   (658)                   (15,195)                 15,853
  Minimum pension liability                                                                           (8,231)
                                                           -----------  -----------  -----------  ----------  ----------
BALANCE - DECEMBER 27, 1992                                     5,358       47,679        44,489      (8,231)          0
                                                           -----------  -----------  -----------  ----------  ----------
  Net income                                                                               6,259
  Stock plans - issuance of shares                                 48          635
  Tax benefit arising from stock plan transactions                              30
  Minimum pension liability                                                                          (13,064)
                                                           -----------  -----------  -----------  ----------  ----------
BALANCE - DECEMBER 26, 1993                                 $   5,406    $  48,344   $    50,748  $  (21,295) $        0
                                                           -----------  -----------  -----------  ----------  ----------
                                                           -----------  -----------  -----------  ----------  ----------

    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Acme Metals Incorporated (the Company) and its majority-owned subsidiaries. Investments in mining ventures are accounted for by the equity method. All intercompany transactions have been eliminated.

The Company's fiscal year ends on the last Sunday in December.

  INVENTORIES

Inventories are stated at the lower of cost or market. The primary method used to determine inventory costs is the last-in, first-out (LIFO) method.

  PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed principally on a straight-line basis over the estimated useful lives of the assets. Expenditures for maintenance, repairs and minor renewals and betterments are charged to expense as incurred. Furnace relines and major renewals and betterments are capitalized.

Upon disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is recognized.

The Company from time to time reviews the carrying value of certain of its assets and recognizes impairments when appropriate.

  RETIREMENT BENEFIT PLANS

Pension costs include service cost, interest cost, return on plan assets and amortization of the unrecognized initial net asset. The Company's policy is to fund not less than the minimum funding required under ERISA.

The Company has postretirement health care and life insurance plans. The provision for postretirement costs in 1991 includes current costs, amortization of prior service costs over periods not exceeding twenty-five years and interest on the accrued liability. The provisions for postretirement costs in 1993 and 1992 were determined pursuant to the provisions of Financial Accounting Standards Board Statement (FAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Under this statement, the annual expense represents a combination of interest and service cost provisions of the annual accrual. The postretirement benefits are not funded.

  INCOME TAXES

The credit for deferred income taxes in 1993 and 1992 were determined pursuant to the provisions of FAS No. 109, "Accounting for Income Taxes." Under this statement, the provision for deferred income taxes represents the tax effect of temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. In 1991, the provision for deferred income taxes represents the tax effect of differences in the timing of income and expense recognition for tax and financial reporting purposes.

  PER SHARE DATA

Amounts per common share are based on the weighted average number of common and dilutive common equivalent shares outstanding during the year: 5,439,784 in 1993, 5,396,311 in 1992 and 5,373,564 in 1991.

  CONSOLIDATED STATEMENT OF CASH FLOWS

For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

                            ACME METALS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

RESTRUCTURING CHARGE:

During 1992, the Company substantially completed its program to reduce its salaried work force by 10% which was completed during 1993. Voluntary retirement offers which included an increased pension benefit and extra vacation pay, were extended to a number of employees for a limited period of time. Other employees were terminated with severance pay. The pre-tax reserve of $2.7 million established by the Company included $1.1 million related to the increased pension benefits and acceleration of the payment of pension benefits, a special postretirement termination charge of $1.3 million, a postretirement plan curtailment gain of $0.4 million and $0.7 million related to increased vacation benefits, severance pay and a reserve for contingencies related to the program.

NONRECURRING CHARGE:

The Company recorded a $1.9 million non-recurring charge in 1993 including $1.3 million in connection with a decision made during the year to permanently idle Acme Steel s No. 3 Hot Strip Mill and Billet Mill; a $0.6 million charge to close Acme Packaging's Pittsburg-East facility in California; and, the elimination of a strapping line at its New Britain, Connecticut facility following a determination made during the year to consolidate production facilities and eliminate unprofitable lines.

UNUSUAL INCOME ITEM:

In 1993, the Company recorded a benefit in connection with its investment in Wabush Iron Company (WabIron). As a result of the finalization of a plan of reorganization for LTV Steel Company, a former participant in WabIron, Acme was awarded $1.2 million (market value) of LTV securities in a settlement of a bankruptcy claim filed by all of the participants in the Wabush Mines Project joint venture.

During 1992, the Company sold all of its interests in certain coal producing property located in West Virginia. This transaction added approximately $1 million of pre-tax income to 1992 results.

In 1991, the Company recorded a benefit from an unusual item related to the assignment of it's rights in claims allowed in the LTV Steel Company, Inc. bankruptcy to a third party. This transaction added $1.2 million of pre-tax income to 1991 results.

INVENTORIES:

Inventories are summarized as follows:

                                                        1993       1992
                                                      ---------  ---------
                                                         (in thousands)
Raw materials                                         $   6,201  $   4,594
Semi-finished and finished products                      32,364     26,540
Supplies                                                  9,302      8,354
                                                      ---------  ---------
                                                      $  47,867  $  39,488
                                                      ---------  ---------
                                                      ---------  ---------

On December 26, 1993 and December 27, 1992, inventories valued on the LIFO method were less than the current costs of such inventories by $57.4 million and $55.4 million, respectively.

In 1992, inventory quantities decreased from the prior year, the effect of which decreased cost of products sold and net loss by $0.4 million and $0.2 million, respectively.

                            ACME METALS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consisted of the following:

                                                                     1993         1992
                                                                  -----------  -----------
                                                                       (in thousands)
Land                                                              $     3,786  $     3,786
Buildings                                                              49,578       48,530
Equipment                                                             352,306      349,494
Construction in progress                                                2,886        3,874
                                                                  -----------  -----------
                                                                      408,556      405,684
Less accumulated depreciation                                        (293,017)    (284,995)
                                                                  -----------  -----------
                                                                  $   115,539  $   120,689
                                                                  -----------  -----------
                                                                  -----------  -----------

The difference between depreciation expense presented in the Consolidated Statement of Cash Flows and the Consolidated Statement of Operations represents that portion of depreciation expense that is classified in selling and administrative expense on the Consolidated Statement of Operations.

RETIREMENT BENEFIT PLANS:

The Company has various retirement benefit plans covering substantially all salaried and hourly employees. Certain salaried employees with one full calendar quarter of service are eligible to participate in the Company's defined contribution plan and employee stock ownership plan (ESOP). Company contributions to the defined contribution plan and employee stock ownership plan are based upon 7.5% and 3.5% (the ESOP contribution was reduced from 6.5% to 3.5% in the second quarter of 1993), respectively, of eligible compensation. Amounts charged to operations under these plans were $3.4 million in 1993, $4.1 million in 1992 and $3.6 million in 1991.

Salaried employees who joined the Company prior to December 31, 1981 and certain hourly employees participate in defined benefit retirement plans which provide benefits based upon either years of service and final average pay or fixed amounts for each year of service.

The net defined benefit pension credit (expense) included the following components:

                                                            1993        1992        1991
                                                         ----------  ----------  ----------
                                                                   (in thousands)
  Service cost                                           $   (1,852) $   (1,979) $   (1,984)
  Interest cost on projected benefit obligation             (14,526)    (14,231)    (13,923)
  Actual return on plan assets                               16,094       9,715      28,085
  Net amortization and deferral                                           7,662     (12,157)
                                                         ----------  ----------  ----------
  Net pension credit (cost)                              $     (284) $    1,167  $       21
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------

Pension plan curtailment losses of $1.1 million are included in the 1992 restructuring charge.

Actuarial assumptions used to calculate the defined benefit pension credits (costs) were:

                                                    1993    1992    1991
                                                    -----   -----   -----
  Weighted average discount rate                     8.5%    8.5%      9%
  Increase in future compensation levels               5%      5%      5%
  Expected rate of return on plan assets            9.75%   9.75%   9.75%

                            ACME METALS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

The following table sets forth the funded status of the Company's defined benefit retirement plans and amounts recognized in the balance sheet.

                                                             1993                        1992
                                                  --------------------------  --------------------------
                                                   Underfunded   Overfunded    Underfunded   Overfunded
                                                      Plans         Plans         Plans         Plans
                                                  -------------  -----------  -------------  -----------
                                                                      (in thousands)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including
    vested benefits of $182,993 in 1993 and
    $155,815 in 1992                               $   189,939    $   9,648    $   138,372    $  33,635
  Effect of increase in future compensation
    levels                                               4,419          709          4,525          725
                                                  -------------  -----------  -------------  -----------
  Projected benefit obligation for service
    rendered to date                                   194,358       10,357        142,897       34,360
Plan assets at fair value, primarily U.S.
  government bonds and notes and common stock of
  publicly traded companies                            158,975        9,860        131,300       37,258
Unrecognized net loss from past experience
  different from that assumed and effects of
  changes in assumptions                                51,465        2,461         29,367        4,503
Prior service cost not yet recognized in net
  periodic pension cost                                  5,539                       1,440          192
Unrecognized net asset at December 30, 1985
  being recognized over 15 years                       (12,879)        (604)       (11,773)      (3,637)
Minimum pension liability adjustment                   (39,705)                    (14,509)
                                                  -------------  -----------  -------------  -----------
Prepaid (accrued) pension cost                     $   (30,963)   $   1,360    $    (7,072)   $   3,956
                                                  -------------  -----------  -------------  -----------
                                                  -------------  -----------  -------------  -----------

In accordance with FAS No. 87, the Company has recorded an adjustment, as shown in the table above, to recognize a minimum pension liability relating to certain under-funded pension plans. The additional $25.2 million adjustment arose at the end of 1993 primarily as a result of a lowering of the discount rate to 7.5 percent from 8.5 percent. Accordingly, for pension plans with accumulated benefits in excess of the fair value of plan assets at December 26, 1993, the accompanying consolidated balance sheet includes an additional long-term pension liability of $40.1 million, a long-term intangible asset of $5.8 million and a charge to shareholders' equity of $21.3 million, net of a deferred tax benefit, representing the excess of the additional long-term liability over unrecognized prior service cost.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

The Company and its subsidiaries sponsor several unfunded defined benefit postretirement plans that provide medical, dental, and life insurance for retirees and eligible dependents.

In 1993 and 1992 the cost for all plans, calculated pursuant to FAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" amounted to $7.9 million and $7.8 million, respectively. The cost in 1991, which was calculated under the previous accounting method totalled $6.4 million.

                            ACME METALS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

The net periodic postretirement benefit cost for 1993 and 1992, net of retiree contributions of approximately 10% of costs, included the following components:

                                                                                         1993       1992
                                                                                       ---------  ---------
                                                                                          (in thousands)
Service cost - benefits attributed to service during the period                        $   1,185  $   1,109
Interest cost on accumulated postretirement benefit obligation                             6,743      6,708
Net amortization and deferral                                                                (64)
                                                                                       ---------  ---------
Net periodic postretirement benefit cost                                               $   7,864  $   7,817
                                                                                       ---------  ---------
                                                                                       ---------  ---------

The following table sets forth the plans' combined status at December 26, 1993 and December 27, 1992:

                                                        1993       1992
                                                      ---------  ---------
                                                         (in thousands)
Accumulated postretirement benefit obligation:
        Retirees                                      $  55,687  $  57,685
        Fully eligible active plan participants           9,675      6,751
        Other active plan participants                   25,619     20,983
                                                      ---------  ---------
                                                         90,981     85,419
        Unrecognized net gain and prior service cost     (3,036)       (10)
                                                      ---------  ---------
        Accrued postretirement benefit cost           $  87,945  $  85,409
                                                      ---------  ---------
                                                      ---------  ---------

The accrued postretirement obligation was determined by application of the terms of medical, dental, and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging ratably from 12 percent in 1992 to 5 percent through 1999. The effect of a 1 percent annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation by approximately $10.9 million; the annual service costs would increase by approximately $1.2 million. The obligation for postretirement benefits was remeasured as of January 1, 1994 using a 7.5% discount rate, as compared to the 8.5% discount rate used for the January 1, 1993 valuation.

The reduction in the discount rate contributed to a net increase in the obligations of approximately $5 million. As the measurement of net periodic postretirement benefits cost is based on beginning of the year assumptions, the higher revalued obligation at the end of fiscal 1993 did not have any impact on the expense recorded for 1993.

In accordance with the new labor agreement with the hourly workers effective January 1, 1994, individuals retiring on or after January 1, 1993 will be covered by a new managed care medical plan (PPO). This new plan is expected to help control future medical costs to be paid by the Company.

POSTEMPLOYMENT BENEFITS:

In November 1992, the Financial Accounting Standards Board issued Statement No. 112, "Employers' Accounting for Postemployment Benefits," which requires accrual basis accounting for Postemployment benefits, and must be adopted not later than fiscal 1994. Postemployment benefits include all benefits paid after employment but before retirement, such as layoff and disability benefits. The Company has not yet determined the impact, if any, or the timing of this change on the financial statements.

                            ACME METALS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

ACCRUED EXPENSES:

Included in the Consolidated Balance Sheet caption Accrued expenses are the following:

                                                                                      1993       1992
                                                                                    ---------  ---------
                                                                                       (in thousands)
Accrued salaries and wages                                                          $  16,235  $  11,177
Accrued postretirement health care and life insurance                                   5,328      4,450
Accrued taxes other than income taxes                                                   4,970      4,736
Other current liabilities                                                               7,556      8,278
                                                                                    ---------  ---------
                                                                                    $  34,089  $  28,641
                                                                                    ---------  ---------
                                                                                    ---------  ---------

INVESTMENTS IN ASSOCIATED COMPANIES

The Company has a 31.7 percent interest in an iron ore mining venture. In 1993, 1992 and 1991, the Company made iron ore purchases of $18.3 million, $21.7 million, and $26.8 million, respectively from the venture. At December 26, 1993, $4.2 million was owed to the venture for iron ore purchases; amounts owed to the venture for such ore purchases were $3.6 million at December 27, 1992.

The Company has a 37% interest in Olga Coal Company. In 1987, Olga Coal Company filed for protection under Chapter 11 of the U.S. Bankruptcy Act and the coal mining operation was idled. The coal mining investment is carried at no value in the Consolidated Balance Sheet.

INCOME TAXES:

The provision (credit) for taxes consisted of the following:

                                                                      1993       1992       1991
                                                                    ---------  ---------  ---------
                                                                            (in thousands)
Taxes on income:
  Current:
    Federal                                                         $   5,399  $      62  $  (1,781)
    State                                                                 403        113         --
                                                                    ---------  ---------  ---------
                                                                        5,802        175     (1,781)
  Deferred                                                             (1,629)    (1,848)     1,049
                                                                    ---------  ---------  ---------
                                                                    $   4,173  $  (1,673) $    (732)
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

In 1992, the Company adopted FAS No. 109, "Accounting for Income Taxes," and reported the cumulative effect of the change in the method of accounting for income taxes as of the beginning of the 1992 fiscal year in the consolidated statement of operations. The cumulative effect of the change in accounting for income taxes increased the 1992 net loss by $8.1 million or $1.50 per share and was reported separately in the consolidated statement of operations for the year ended December 27, 1992. The change in accounting for income taxes increased the credit for taxes in 1992 by $0.9 million.

                            ACME METALS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

Significant components of the Company's deferred tax liabilities and assets at December 26, 1993 and December 27, 1992 is summarized below.

                                 Liabilities                                     1993       1992
- -----------------------------------------------------------------------------  ---------  ---------
                                                                                  (Expressed in
                                                                                    thousands)
Property, plant and equipment                                                  $  21,319  $  21,535
                                                                               ---------  ---------
Gross deferred tax liabilities                                                    21,319     21,535
                                                                               ---------  ---------

                                   Assets
- -----------------------------------------------------------------------------
Postretirement benefits other than pensions                                       34,381     32,222
Inventory                                                                          4,313      3,185
Reserves                                                                             670        426
Pensions                                                                           8,620        565
Other employee benefits                                                            2,712      2,039
Other assets                                                                         910        736
Miscellaneous                                                                        310        236
Alternative minimum tax credits                                                    1,496      3,005
Other                                                                                 90        726
                                                                               ---------  ---------
Gross deferred tax assets                                                         53,502     43,140
                                                                               ---------  ---------
Net deferred tax asset                                                         $  32,183  $  21,605
                                                                               ---------  ---------
                                                                               ---------  ---------

The Company believes it is more likely than not to realize the net deferred tax asset and accordingly no valuation allowance has been provided. This conclusion is based on, (i) reversing deductible temporary differences (excluding postretirement amounts) being offset by reversing taxable temporary differences,
(ii) the extremely long period that is available to realize the future tax benefits associated with the postretirement related deductible temporary differences and, (iii) the Company's expected future profitability.

In 1993 and 1992, the change in the deferred income tax liability primarily represents the effect of changes in the amounts of temporary differences from December 27, 1992 to December 26, 1993 and December 29, 1991 to December 27, 1992, respectively. For 1991, the deferred income tax liability results from timing differences, created principally by the use of accelerated tax depreciation, in the recognition of income and expense for tax and financial reporting purposes.

The Company's federal tax liability is the greater of its regular tax or alternative minimum tax. At December 26, 1993, the Company had available alternative minimum tax credits of $1.5 million. This amount can be carried forward indefinitely and utilized as a tax credit to reduce, to a certain extent, regular tax liabilities of future years.

                            ACME METALS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

The effective income tax rates for 1993, 1992 and 1991 are reconciled to the federal statutory tax rate in the following table:

                                                      1993          1992          1991
                                                   -----------  ------------  ------------
Statutory federal income tax rate                       34.0%       (34.0)%       (34.0)%
Change in tax rate due to:
  Federal surtax                                         1.9         --            --
  Depreciation                                          --           --             5.1
  Reorganization and restructuring costs                --            1.7           3.9
  State taxes - net of federal tax effect                4.7           .8          (2.0)
  Reserves no longer required                           --           (6.4)         --
  Penalties                                               .6          2.3          --
  Other - net                                           (1.2)        (1.4)          3.0
                                                       ---        -----         -----
                                                        40.0%       (37.0)%       (24.0)%
                                                       ---        -----         -----
                                                       ---        -----         -----

There are currently certain federal tax matters that, upon resolution, could enable the Company to carryback its entire 1986 net operating loss.

In 1993, cash flows were reduced by $4.5 million resulting from income tax payments of $5.0 million and income tax refunds of $0.5 million in connection with net operating loss carryback claims. In 1992, cash flows were increased by $4.8 million resulting from $6.0 million of income tax refunds in connection with net operating loss carryback claims and income tax payments of $1.2 million. No cash payments for income taxes were made in 1991.

LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT:

The Company's long-term debt at December 26, 1993 and December 27, 1992 is summarized as follows:

                                                                           1993       1992
                                                                         ---------  ---------
                                                                            (in thousands)
Senior notes, 9.35%, due 1994-1999                                       $  50,000  $  50,000
Note payable, 6.5% to 6.75%, due 1998-2008                                   6,000      9,500
                                                                         ---------  ---------
                                                                            56,000     59,500
Less current portion                                                         6,667      3,500
                                                                         ---------  ---------
                                                                         $  49,333  $  56,000
                                                                         ---------  ---------
                                                                         ---------  ---------

                            ACME METALS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

      The maturities during the five years ending December 27, 1998 are $6.7 million in 1994 and 1995, $16.7 million in 1996, $6.7 million in 1997 and $7.2 million in 1998. Cash flows from operating activities were reduced by cash paid for interest on debt by $5.2 million in 1993 and $5.6 million in 1992 and 1991.

      The Company has a revolving credit agreement with a group of banks which provides aggregate commitments of $60 million. At December 26, 1993 and December 27, 1992, no amounts were outstanding under the credit agreement. The Company pays an annual commitment fee ranging from three-eighths to one-half percent on the unused portion of the credit line. The credit agreement includes a covenant that restricts the payment of dividends. At December 26, 1993, retained earnings available for the payment of dividends amounted to $10 million.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  CASH AND SHORT-TERM INVESTMENTS

      The carrying amount approximates fair value because of the short maturity of those instruments.

  LONG-TERM DEBT

      The fair value of the Company's long-term debt is estimated by calculating the present value of the remaining interest and principal payments on the debt to maturity. The present value computation uses a discount rate equal to the prime rate at the end of the reporting period plus or minus the spread between the prime rate and the rate negotiated on the debt at the inception of the loan.

                                                               1993                          1992
                                                   ----------------------------  ----------------------------
                                                     Carrying                      Carrying
                                                      Amount       Fair Value       Amount       Fair Value
                                                   -------------  -------------  -------------  -------------
Cash and cash equivalents                          $      50,444  $      50,444  $      49,224  $      49,224
Long-term debt
  - Senior notes, 9.35%, due 1994-1999                    50,000         56,130         50,000         57,992
  - Note payable, 6.50% to 6.75%, due 1998-2008            6,000          7,021          9,500         10,524
                                                   -------------  -------------  -------------  -------------
                                                   $     106,444  $     113,595  $     108,724  $     117,740
                                                   -------------  -------------  -------------  -------------
                                                   -------------  -------------  -------------  -------------

COMMON STOCK:

      The Company has a stock incentive program which provides, among other benefits, for the granting of stock options and stock awards to officers and key employees. Stock options for the Company's common stock are granted at prices not less than the market price at date of grant and no option may be exercised more than ten years from the grant date.

                            ACME METALS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

      Information regarding stock options is summarized below:

                                                                                     Option          Per share
                                                                                     Shares        option price
                                                                                    ---------  ---------------------
OUTSTANDING AT DECEMBER 30, 1990                                                      382,475  $ 8.375 - $24.25
Granted                                                                               198,500  $13.563
Exercised                                                                              (2,250) $ 8.375
Canceled                                                                              (18,700) $ 8.375 - $24.25
                                                                                    ---------
OUTSTANDING AT DECEMBER 29, 1991                                                      560,025  $ 8.375 - $24.25
Granted                                                                                58,000  $18.75
Exercised                                                                             (10,100) $ 8.375 - $15.625
Canceled                                                                              (30,950) $13.563 - $24.25
                                                                                    ---------
OUTSTANDING AT DECEMBER 27, 1992                                                      576,975
Granted                                                                                88,500  $14.50
Exercised                                                                             (39,450) $ 8.375 - $17.00
Canceled                                                                              (17,675) $13.563 - $24.25
                                                                                    ---------
OUTSTANDING AT DECEMBER 26, 1993                                                      608,350
                                                                                    ---------
                                                                                    ---------

      At December 26, 1993, 490,850 options were exercisable; 447,650 options were exercisable at December 27, 1992.

      Stock awards granted in 1993 totaled 15,400 shares at a value of either $16.00 or $16.75 per share depending on the grant date. Stock awards granted in 1992 totaled 18,650 shares at a value of either $ 15.00 or $ 18.75 per share depending on the grant date. Stock awards granted in 1991 totaled 60,900 shares at a value of either $ 11.75 or $ 13.563 per share depending on the grant date.

COMMITMENTS AND CONTINGENCIES:

      The Company's interest in an iron ore mining joint venture requires payment of its proportionate share of all fixed operating costs, regardless of the quantity of ore received, plus the variable operating costs of minimum ore production for the Company's account. Normally, the Company reimburses the joint venture for these costs through its purchase of ore at the higher of cost or market prices. During 1993, the Company obtained approximately 56% of its iron ore needs from the joint venture and purchases during 1993 generally approximated market prices.

      The Company is subject to various federal, state and local environmental statutes and regulations which provide a comprehensive program for controlling the release of materials into the environment and require responsible parties to remediate certain waste disposal sites. In addition, various health and safety statutes and regulations apply to the work-place environment. Administrative, civil and criminal penalties may be applicable for failure to comply with these laws.

      These environmental laws and regulations are subject to periodic revision and modification. The United States Congress, by example, has recently completed a major overhaul of the federal Clean Air Act which is a major component of the federal environmental statutes affecting the Company's operations.

      From time to time, the Company is also involved in administrative proceedings involving the issuance, or renewal, of environmental permits relating to the conduct of its business. The final issuance of these permits have been resolved on terms satisfactory to the Company; and, in the future, the Company expects such permits will similarly be resolved on satisfactory terms.

      Although management believes it will be required to make further substantial expenditures for pollution abatement facilities in future years, because of the continuous revision of these regulatory and statutory requirements, the Company is not able to reasonably estimate the specific pollution abatement

                            ACME METALS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
requirements, the amount or timing of such expenditures to maintain compliance with these environmental laws. While such expenditures in future years may be substantial, management does not presently expect they will have a material adverse effect on the Company's future ability to compete within its markets.

      In those cases where the Company has been identified as a Potentially Responsible Party ("PRP") or is otherwise made aware of a possible exposure to incur costs associated with an environmental matter, management determines (i) whether, in fact, the Company has been properly named or is otherwise obligated,
(ii) the extent to which the Company may be responsible for costs associated with the site in question, (iii) an assessment as to whether another party may be responsible under various indemnification agreements the Company is a party to, and (iv) an estimate, if one can be made, of the costs associated with the clean-up efforts or settlement costs. It is the Company's policy to make provisions for environmental clean-up costs at the time that a reasonable estimate can be made. At December 26, 1993, the Company had recorded reserves of less than $0.3 million for environmental clean-up matters. While it is not possible to predict the ultimate costs of resolving environmental related issues facing the Company, based upon information currently available, they are currently not expected to have a material effect on the consolidated financial condition of the Company.

      In connection with the spin-off from new Interlake, Acme Steel Company entered into certain indemnification agreements with new Interlake. As discussed in Item 3, Legal Proceedings, significant environmental and tax matters are subject to indemnification by new Interlake under these agreements. To date Interlake has met its obligations with respect to all matters covered by these agreements. The inability of new Interlake to fulfill its obligations, for any reason, under these indemnification agreements could result in increased future obligations for the Acme Steel Company.

BUSINESS SEGMENTS:

      Commencing in 1993, the Company has elected to present its operations in two segments, Steel Making and Steel Fabricating. Prior year amounts have been restated for comparison purposes.

      Steel Making operations include the manufacture of sheet, strip and semifinished steel in low-, mid-, and high-carbon alloy and special grades. Principal markets include agricultural, automotive, industrial equipment, industrial fasteners, welded steel tubing, processor and tool manufacturing industries.

      The Steel Fabricating business segment processes and distributes steel strapping, strapping tools and industrial packaging (Acme Packaging Corporation), welded steel tube (Alpha Tube Corporation) and auto and light truck jacks (Universal Tool & Stamping). The Steel Fabricating Segment sells to a number of markets.

      All sales between segments are recorded at current market prices. Income from operations consists of total sales less operating expenses. Operating expenses include an allocation of expenses incurred at the Corporate Office that are considered by the Company to be operating expenses of the segments rather than general corporate expenses. Income (loss) from operations does not include other non-operating income or expense, interest income or expense, the cumulative effect of changes in accounting principles, or income taxes. Identifiable assets are those that are associated with each business segment. Corporate assets are principally investments in cash equivalents and deferred income taxes.

      The products and services of the Steel Making and Steel Fabricating Segments are distributed through their own respective sales organizations which have sales offices at various locations in the United States. Export sales are insignificant for the years presented.

                            ACME METALS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                              SEGMENT INFORMATION
                                 (IN THOUSANDS)

                                            1993              1992             1991
                                          ---------       ------------       ---------
Sales
  Trade:
    Steel Making                          $ 187,750       $    145,627       $ 140,877
    Steel Fabricating                       269,656            245,935         236,074
  Intersegment:
    Steel Making                            116,094            114,517         110,184
    Steel Fabricating                         1,873              1,023          --
  Eliminations:                            (117,967)          (115,540)       (110,184)
                                          ---------       ------------       ---------
    Total                                 $ 457,406       $    391,562       $ 376,951
                                          ---------       ------------       ---------
                                          ---------       ------------       ---------
Income (Loss) from Operations
    Steel Making                          $     736(1)    $     (9,363)(3)   $  (4,110)
    Steel Fabricating                        11,929(2)           7,308(4)        2,639
                                          ---------       ------------       ---------
    Total                                 $  12,665       $     (2,055)      $  (1,471)
                                          ---------       ------------       ---------
                                          ---------       ------------       ---------
Identifiable Assets:
    Steel Making                          $ 203,366       $    185,743       $ 171,389
    Steel Fabricating                       108,254             94,514          84,100
    Corporate                                22,249             20,445          35,247
                                          ---------       ------------       ---------
    Total                                 $ 333,869       $    300,702       $ 290,736
                                          ---------       ------------       ---------
                                          ---------       ------------       ---------
Depreciation:
    Steel Making                          $  11,285       $     10,805       $  10,010
    Steel Fabricating                         3,842              3,804           4,124
    Corporate                                   107                 96              90
                                          ---------       ------------       ---------
    Total                                 $  15,234       $     14,705       $  14,224
                                          ---------       ------------       ---------
                                          ---------       ------------       ---------
Capital Expenditures:
    Steel Making                          $   9,368       $      5,661       $   8,402
    Steel Fabricating                         2,283              1,823           2,027
    Corporate                                    98                 73             182
                                          ---------       ------------       ---------
    Total                                 $  11,749       $      7,557       $  10,611
                                          ---------       ------------       ---------
                                          ---------       ------------       ---------

     (1) Includes a $1.3 million write off of Acme Steel Company's No. 3 Hot Strip Mill and Billet Mill.
     (2) Includes a $0.6 million expense to close Acme Packaging s Pittsburg-East facility in California and the write-off of a strapping line at its New Britain, Connecticut facility.
     (3) Includes a $2.1 million restructuring charge in connection with a 10% salaried work force reduction plan.
     (4) Includes a $0.3 million restructuring charge in connection with a 10% salaried work force reduction plan.

                            ACME METALS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

SUBSEQUENT EVENT:

On March 3, 1994, Acme Metals Incorporated (the "Company") agreed to sell an issue of securities on a private placement basis exclusively in Canada. Within 160 days of the closing of this transaction (expected on March 28, 1994), the securities will be exchangeable for 5,000,000 common shares of the Company (5,600,000 common shares if an over-allotment option for the securities is exercised before closing) subject to the fulfillment of certain conditions. Conditions include the approval by the Board of Directors of the Company of the construction of a continuous thin slab caster-hot rolled mill and confirmation of the availability of debt financing sufficient for such construction.

The securities and the underlying common shares have not been registered under the Securities Act of 1933 (the "Securities Act") and may not be offered or sold in the United States or to a U.S. person, as defined in Regulation S under the Securities Act, absent registration or an applicable exemption from registration requirements.

                            ACME METALS INCORPORATED

                         QUARTERLY RESULTS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    First       Second        Third       Fourth
                                                                   Quarter      Quarter      Quarter      Quarter
- -------------------------------------------------------------------------------------------------------------------
1993
- ----
Net sales                                                        $   107,863  $   117,169  $   111,919  $   120,455
Gross profit                                                           7,518       11,670        9,206       16,829
Net income (loss)                                                        114        2,056          115        3,974
Net income (loss) per share                                      $      0.02  $      0.38  $      0.02  $      0.73
- -------------------------------------------------------------------------------------------------------------------
1992
- ----
Net sales                                                        $    98,522  $    99,993  $    94,884  $    98,163
Gross profit                                                           7,967        5,897        6,303        9,379
Net income (loss)(1)                                                 (50,144)      (1,288)      (2,647)         907
Net income (loss) per share(1)                                   $     (9.29) $     (0.24) $     (0.49) $      0.17
Net income before accounting changes                                     179       (1,288)      (2,647)         907
Net income per share before accounting changes                   $      0.03  $     (0.24) $     (0.49) $      0.17
- -------------------------------------------------------------------------------------------------------------------
1991
- ----
Net sales                                                        $    92,403  $    91,732  $    98,545  $    94,271
Gross profit                                                           6,025        5,642        8,223        7,858
Net income (loss)                                                     (1,001)        (626)         229         (920)
Net income (loss) per share                                      $     (0.19) $     (0.11) $      0.04  $     (0.17)
- -------------------------------------------------------------------------------------------------------------------

The fourth quarter of 1993 includes a $1.2 million benefit related to Acme's investment in Wabush Mines, a $1.3 million expense to write-off the Steel subsidiary's No. 3 Hot Strip Mill and Billet Mill, and $0.6 million of expense associated with the closure of the Packaging subsidiary's Pittsburg-East facility in California and the write-off of a strapping line at the Packaging subsidiary's New Britain, Connecticut facility.

The third quarter of 1992 includes a $3.1 million restructuring charge in connection with the Company's work force reduction plan.

The fourth quarter of 1992 includes a $1 million gain on the sale of all the Company's interests in a coal producing property in West Virginia, and a postretirement plan curtailment gain of $0.4 million related to the restructuring charge was included in fourth quarter results.

The second quarter of 1991 includes an unusual item related to the assignment of Acme's rights in claims allowed in the LTV Steel Company, Inc. bankruptcy to a third party which added $1.2 million to pre-tax income.

(1) Reflects the adoption of Financial Accounting Standards (FAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and FAS No. 109, "Accounting for Income Taxes" in the first quarter of 1992.

                            ACME METALS INCORPORATED
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                 (in thousands)

                                                                        Other
                                Balance at                             changes    Balance
                                beginning   Additions                    add       at end
Fiscal Year                      of year     at cost    Retirements   (deduct)    of year
- ------------------------------  ----------  ---------   -----------   ---------   --------
  1993
  ------
  Land                          $    3,786                                        $  3,786
  Buildings                         48,530  $   1,084   $      (36)                 49,578
  Equipment                        349,494     11,653       (8,841)                352,306
  Construction in progress           3,874       (988)                               2,886
                                ----------  ---------   -----------   ---------   --------
  Total                         $  405,684  $  11,749   $   (8,877)   $     0     $408,556
                                ----------  ---------   -----------   ---------   --------
                                ----------  ---------   -----------   ---------   --------
  1992
  ------
  Land                          $    3,786                                        $  3,786
  Buildings                         47,804  $     960   $     (247)   $    13(a)    48,530
  Equipment                        347,767      3,739       (2,882)       870(a)   349,494
  Construction in progress           1,016      2,858                                3,874
  Coal land and development          1,598                             (1,598)(b)
                                ----------  ---------   -----------   ---------   --------
  Total                         $  401,971  $   7,557   $   (3,129)   $  (715)    $405,684
                                ----------  ---------   -----------   ---------   --------
                                ----------  ---------   -----------   ---------   --------
  1991
  ------
  Land                          $    3,786                                        $  3,786
  Buildings                         47,228  $     592   $      (16)                 47,804
  Equipment                        335,091     13,105         (429)                347,767
  Construction in progress           4,102     (3,086)                               1,016
  Coal land and development          1,598                                           1,598
                                ----------  ---------   -----------   ---------   --------
  Total                         $  391,805  $  10,611   $     (445)   $     0     $401,971
                                ----------  ---------   -----------   ---------   --------
                                ----------  ---------   -----------   ---------   --------

     (a) Represents  the  cumulative   effect  on  a   prior  purchase   business
        combination as a result of the Company's implementation of FAS No. 109, Accounting for Income Taxes.
     (b) Represents a sale of all of the Company's interests in a coal producing property in West Virginia.
     (c) The estimated lives used in determining annual rates of depreciation (on a straight-line basis) to be applied to the cost of principal classes of assets are:

                           Years
                          --------
Buildings                 30 to 50
Equipment                 5 to 18

                            ACME METALS INCORPORATED
    SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                 (in thousands)

                                                                         Additions
                                                                          charged
                                                            Balance at   to costs                   Other
                                                             beginning      and                  changes add  Balance at
Fiscal Year                                                   of year    expenses   Retirements   (deduct)    end of year
- ----------------------------------------------------------  -----------  ---------  -----------  -----------  -----------
  1993
  ------
  Buildings                                                 $    31,191  $     851   $     (35)               $    32,007
  Equipment                                                     253,804     14,383      (7,177)                   261,010
                                                            -----------  ---------  -----------  -----------  -----------
  Total                                                     $   284,995  $  15,234   $  (7,212)   $       0   $   293,017
                                                            -----------  ---------  -----------  -----------  -----------
                                                            -----------  ---------  -----------  -----------  -----------
  1992
  ------
  Buildings                                                 $    30,588  $     848   $    (247)   $       2(a) $    31,191
  Equipment                                                     241,653     13,858      (2,106)         399(a)     253,804
                                                            -----------  ---------  -----------  -----------  -----------
  Total                                                     $   272,241  $  14,706   $  (2,353)   $     401   $   284,995
                                                            -----------  ---------  -----------  -----------  -----------
                                                            -----------  ---------  -----------  -----------  -----------
  1991
  ------
  Buildings                                                 $    29,818  $     770                            $    30,588
  Equipment                                                     228,568     13,454   $    (369)                   241,653
                                                            -----------  ---------  -----------  -----------  -----------
  Total                                                     $   258,386  $  14,224   $    (369)   $       0   $   272,241
                                                            -----------  ---------  -----------  -----------  -----------
                                                            -----------  ---------  -----------  -----------  -----------

     (a) Represents   the  cumulative   effect  on  a   prior  purchase  business
        combination as a result of the Company's implementation of FAS No. 109, Accounting for Income Taxes.

                            ACME METALS INCORPORATED
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                                                                              Additions
                                                                        ---------------------
                                                           Balance at   Charged to   Charged
                                                            beginning    costs and   to other                Balance at
Fiscal Year                                                  of year     expenses    Accounts    Deductions  end of year
- ---------------------------------------------------------  -----------  -----------  --------    ---------   -----------
  1993
  ------
  Allowance for doubtful accounts receivable                $   1,081    $     240   $ 232(a)    $ (398)(b)   $   1,155
                                                           -----------  -----------  --------    ---------   -----------
                                                           -----------  -----------  --------    ---------   -----------
  1992
  ------
  Allowance for doubtful accounts receivable                $     741    $     645   $ 300(a)    $ (605)(b)   $   1,081
                                                           -----------  -----------  --------    ---------   -----------
                                                           -----------  -----------  --------    ---------   -----------
  1991
  ------
  Allowance for doubtful accounts receivable                $     523    $   1,045   $  91(a)    $ (918)(b)   $     741
                                                           -----------  -----------  --------    ---------   -----------
                                                           -----------  -----------  --------    ---------   -----------

     (a) Consists principally of recoveries of accounts charged off in prior years.
     (b) Uncollectible accounts charged off.

             SCHEDULE X - SUPPLEMENTAL INCOME STATEMENT INFORMATION
                                 (in thousands)

                                                                Charged to costs and expenses for the year
                                                                                   ended
                                                                -------------------------------------------
                                                                December 26,   December 27,   December 29,
                                                                    1993           1992           1991
                                                                -------------  -------------  -------------
Maintenance and repairs                                          $    39,456    $    34,337    $    32,418
                                                                -------------  -------------  -------------
                                                                -------------  -------------  -------------
Taxes, other than payroll and income taxes (principally real
 estate and personal property taxes)                             $     5,343    $     5,882    $     4,762
                                                                -------------  -------------  -------------
                                                                -------------  -------------  -------------

Other items requiring disclosure are not shown as they individually are less than 1% of net sales.