Form 10-Q
period 1994-03-27
ACME METALS INC /DE/
filed 1994-05-11
CIK 883702

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.20549


                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 27, 1994 or
(  ) Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934


                           ___________________________


                         Commission file number 0-14727


                            ACME METALS INCORPORATED
                          (formerly Acme Steel Company)
             (Exact name of registrant as specified in its charter)




                 Delaware                              36-3802419
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)


             13500 South Perry Ave., Riverdale, Illinois  60627-1182
               (Address of principal executive offices)   (Zip Code)



                                 (708) 849-2500
              (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X    No
                           -----    -----



Number of shares of Common Stock outstanding as of April 24, 1994, 5,555,842.

                                     PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                            ACME METALS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                         March 27,      December 26,
                                                                                           1994             1993
                                                                                        -----------     ------------
                                                               ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                            $    60,937     $    50,444
   Receivables, less allowances of $1,176 in 1994 and $1,155 in 1993                         59,088          58,479
   Inventories                                                                               44,541          47,867
   Deferred income taxes                                                                     12,337          12,337
   Other current assets                                                                       1,409           1,267
                                                                                        -----------     -----------
           Total current assets                                                             178,312         170,394
                                                                                        -----------     -----------

INVESTMENTS AND OTHER ASSETS:
   Investments in associated companies                                                       14,701          14,701
   Other assets                                                                              13,216          13,389
   Deferred income taxes                                                                     19,846          19,846
                                                                                        -----------     -----------
           Total investments and other assets                                                47,763          47,936
                                                                                        -----------     -----------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment, at cost                                                   410,046         408,556
   Accumulated depreciation                                                                (296,715)       (293,017)
                                                                                        -----------     -----------
           Total property, plant and equipment                                              113,331         115,539
                                                                                        -----------     -----------
                                                                                        $   339,406     $   333,869
                                                                                        -----------     -----------
                                                                                        -----------     -----------

                                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                     $    29,271     $    32,800
   Accrued expenses                                                                          35,982          34,089
   Income taxes payable                                                                       4,014           3,641
   Current maturities of long-term debt                                                       6,667           6,667
                                                                                        -----------     -----------
           Total current liabilities                                                         75,934          77,197
                                                                                        -----------     -----------

LONG-TERM LIABILITIES
   Long-term debt                                                                            49,333          49,333
   Other long-term liabilities                                                               10,616          10,543
   Postretirement benefits other than pensions                                               83,297          82,630
   Retirement benefit plans                                                                  30,963          30,963
                                                                                        -----------     -----------
           Total long-term liabilities                                                      174,209         173,469
                                                                                        -----------     -----------
   Commitments and contingencies (see note titled COMMITMENTS AND
       CONTINGENCIES)

SHAREHOLDERS' EQUITY:
   Preferred stock, $1 par value, 2,000,000 shares authorized, no shares issued
   Common stock, $1 par value, 20,000,000 shares authorized, 5,553,682
       and 5,406,387 shares issued in 1994 and 1993, respectively                             5,554           5,406
   Additional paid-in capital                                                                50,658          48,344
   Retained earnings                                                                         54,346          50,748
   Minimum pension liability adjustment                                                     (21,295)        (21,295)
                                                                                        -----------     -----------
           Total shareholders' equity                                                        89,263          83,203
                                                                                        -----------     -----------
                                                                                        $   339,406     $   333,869
                                                                                        -----------     -----------
                                                                                        -----------     -----------

    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                               For The Three Months Ended
                                               --------------------------
                                                March 27,      March 28,
                                                  1994           1993
                                               ----------     -----------
NET SALES                                      $  123,560     $  107,863

COSTS AND EXPENSES:
   Cost of products sold                          106,258         96,619
   Depreciation expense                             3,783          3,726
                                               ----------     ----------
Gross profit                                       13,519          7,518

   Selling and administrative expense               7,363          6,729
                                               ----------     ----------
Operating income                                    6,156            789

NON-OPERATING INCOME (EXPENSE):
   Interest expense                                (1,334)        (1,384)
   Interest income                                    394            368
   Other - net                                        781            417
                                               ----------     ----------
Income before income taxes                          5,997            190
Income tax provision                                2,399             76
                                               ----------     ----------

Net income                                     $    3,598     $      114
                                               ----------     ----------
                                               ----------     ----------


PER COMMON SHARE:

   Net Income                                  $     0.64     $     0.02
                                               ----------     ----------
                                               ----------     ----------

    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                               For The Three Months Ended
                                                               --------------------------
                                                                March 27,      March 28,
                                                                  1994           1993
                                                               ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $    3,598     $      114
   ADJUSTMENTS TO RECONCILE NET INCOME TO
      NET CASH PROVIDED BY OPERATING ACTIVITIES:
         Depreciation                                               3,930          3,849
         CHANGE IN CURRENT ASSETS AND LIABILITIES:
              Receivables                                            (609)        (6,797)
              Inventories                                           3,326            833
              Accounts payable                                     (3,529)          (101)
              Other current accounts                                2,124          1,083
         Other, net                                                 1,331            950
                                                               ----------     ----------
   Net cash provided by (used for) operating activities            10,171            (69)
                                                               ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                            (1,842)        (1,755)
                                                               ----------     ----------
   Net cash used for investing activities                          (1,842)        (1,755)
                                                               ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Other                                                              (94)           (32)
   Proceeds from the exercise of stock options                      2,258
                                                               ----------     ----------
   Net cash provided by (used for) financing activities             2,164            (32)

                                                               ----------     ----------

   Net increase (decrease) in cash and cash equivalents            10,493         (1,856)
   Cash and cash equivalents at beginning of period                50,444         49,224
                                                               ----------     ----------
   Cash and cash equivalents at end of period                  $   60,937     $   47,368
                                                               ----------     ----------
                                                               ----------     ----------

    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF PRESENTATION:

The accompanying financial statements for the periods ended March 27, 1994 and March 28, 1993 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The financial statements have been subjected to a limited review by Price Waterhouse, the Company's independent accountants, whose report appears on page 9 of this filing. Such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

The Company's fiscal year ends on the last Sunday in December. First quarter results for 1994 and 1993 cover 13-week periods.


SEGMENT INFORMATION:

Beginning in 1993, the Company elected to present its operations in two segments, Steel Making and Steel Fabricating. Prior year amounts have been reclassified for comparison purposes.

Steel Making operations include the manufacture of sheet, strip and semifinished steel in low-, mid-, and high-carbon alloy and special grades. Principal markets include agricultural, automotive, industrial equipment, industrial fasteners, welded steel tubing, processor and tool manufacturing industries.

The Steel Fabricating Segment processes and distributes steel strapping, strapping tools and industrial packaging (Acme Packaging Corporation), welded steel tube (Alpha Tube Corporation) and auto and light truck jacks (Universal Tool & Stamping). The Steel Fabricating Segment sells to a number of markets.

All sales between Segments are recorded at current market prices. Income from operations consists of total sales less operating expenses. Operating expenses include an allocation of expenses incurred at the Corporate Office that are considered by the Company to be operating expenses of the Segments rather than general corporate expenses. Income (loss) from operations does not include other non-operating income or expense, interest income or expense, or income taxes.

The products and services of the Steel Making and Steel Fabricating Segments are distributed through their own respective sales organizations which have sales offices at various locations in the United States. Export sales are insignificant.

                            ACME METALS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                          March 27,         March 28,
                                            1994              1993
                                          ---------         ---------
                                                (in thousands)
Net Sales
   Steel Making:
      Sales to unaffiliated customers     $ 53,765          $ 43,974
      Intersegment sales                    30,503            31,159
                                          --------          --------
                                            84,268            75,133

   Steel Fabricating:
      Sales to unaffiliated customers       69,795            63,889
      Intersegment sales                       497               415
                                          --------          --------
                                            70,292            64,304
   Eliminations:                           (31,000)          (31,574)
                                          --------          --------
   Total                                  $123,560          $107,863
                                          --------          --------
                                          --------          --------

Income (Loss) from Operations
      Steel Making                        $  2,664          $ (1,277)
      Steel Fabricating                      3,843             2,318
      Eliminations and adjustments            (351)             (252)
                                          --------          --------
   Total                                  $  6,156          $    789
                                          --------          --------
                                          --------          --------


PER SHARE DATA:

Per share amounts for 1994 and 1993 are based on the weighted average number of common and dilutive common equivalent shares outstanding during the three-month period (5,662,670 in 1994 and 5,404,013 in 1993). As discussed under FINANCING ALTERNATIVES FOR THE CASTER PROJECT on page 12, the Company has sold warrants on a private placement basis in Canada exchangeable into 5.6 million common shares. If approval is received by the Company's Board of Directors to proceed with the construction of a continuous thin slab caster/hot strip mill complex, the Company will record the issuance of the warrants and reflect the warrants in earnings per share retroactive to the closing of the transaction (March 28, 1994).

                            ACME METALS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

INVENTORIES:

Inventories are summarized as follows:

                                                  March 27,       December 26,
                                                    1994              1993
                                                  ---------       ------------
                                                        (in thousands)
     Raw materials                                $  4,270          $  6,201
     Semi-finished and finished products            31,180            32,364
     Supplies                                        9,091             9,302
                                                  --------          --------
                                                  $ 44,541          $ 47,867
                                                  --------          --------
                                                  --------          --------


CASH FLOWS:

Cash flows from operating activities were reduced by $2,026,000 and $414,000 related to cash payments for income taxes in the first quarters of 1994 and 1993, respectively. Cash payments for interest expense were $64,000 in the first quarters of both quarters presented.


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

                            ACME METALS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

issuance of these permits have been resolved on terms satisfactory to the Company; and, in the future, the Company expects such permits will similarly be resolved on satisfactory terms.

Although management believes it will be required to make further substantial expenditures for pollution abatement facilities in future years, because of the continuous revision of these regulatory and statutory requirements, the Company is not able to reasonably estimate the specific pollution abatement requirements, the amount or timing of such expenditures to maintain compliance with these environmental laws. While such expenditures in future years may be substantial, management does not presently expect they will have a material adverse effect on the Company's future ability to compete within its markets.

In those cases where the Company has been identified as a Potentially Responsible Party ("PRP") or is otherwise made aware of a possible exposure to incur costs associated with an environmental matter, management determines (i) whether, in fact, the Company has been properly named or is otherwiqe obligated,
(ii) the extent to which the Company may be responsible for costs associated with the site in question, (iii) an assessment as to whether another party may be responsible under various indemnification agreements the Company is a party to, and (iv) an estimate, if one can be made, of the costs associated with the clean-up efforts or settlement costs. It is the Company's policy to make provisions for environmental clean-up costs at the time that a reasonable estimate can be made. At March 27, 1994, the Company had recorded reserves of approximately $0.3 million for environmental clean-up matters. While it is not possible to predict the ultimate costs of resolving environmental related issues facing the Company, based upon information currently available, they are currently not expected to have a material effect on the consolidated financial condition of the Company.

In connection with the spin-off from Interlake Corporation (Interlake), Acme Steel Company entered into certain indemnification agreements with Interlake. As discussed in the Company's 1993 Annual Report and Form 10-K, significant environmental and tax matters are subject to indemnification by Interlake under these agreements. The inability of Interlake to fulfill its obligations, for any reason, under these indemnification agreements could result in increased future obligations for the Acme Steel Company.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Shareholders of
Acme Metals Incorporated


We have made a review of the accompanying consolidated balance sheet as of March 27, 1994 and the consolidated statements of operations and cash flows for the three-month periods ended March 27, 1994 and March 28, 1993 (the "consolidated financial information") of Acme Metals Incorporated and its subsidiaries, in accordance with standards established by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial information for it to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 26, 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated March 2, 1994 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 26, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PRICE WATERHOUSE




Chicago, Illinois
April 21, 1994

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

 FIRST QUARTER 1994 COMPARED WITH FIRST QUARTER 1993

CONSOLIDATED RESULTS

The Company recorded first quarter earnings of $3.6 million, or 64 cents per share, compared to the net income of $0.1 million, or 2 cents per share, in last year's first quarter.

Net sales of $123.6 million in 1994 were $15.7 million, or 15 percent higher than first quarter 1993 sales. Higher volume represented an $8.9 million increase in sales as all of the Company's main product categories exceeded last year's sales volume levels. The volume gains were supplemented by a 6 percent increase in average selling prices in the quarter. The increased selling prices had a $6.8 million favorable impact on sales in comparison to the first quarter of 1993.

The gross profit margin for the first quarter of 1994 of $13.5 million was $6 million higher than the margin recorded during last year's comparable period. The increase in margin was due to higher average selling prices for the Company's products and increased sales volume. Operating costs, however, were higher in 1994's first quarter. Higher raw material costs, increased expenditures, higher pension and medical expenses ($1.1 million higher than last year's comparable period) and higher property taxes were the primary reasons for the increased operating costs. The increased pension and medical costs were the result of lowering the interest income assumptions related to post-retirement obligations and continued higher expenses for the Company's active and retired employees' medical expenses. Property taxes were higher in 1994 as a result of a $0.3 million refund of local property taxes recorded in the first quarter of 1993. The gross profit, as a percentage of sales, was 10.9 percent in 1994 versus 7 percent a year ago.

Selling and administrative expense totalled $7.4 million (6 percent of sales) and $6.7 million (6.2 percent of sales) for the first quarters of 1994 and 1993, respectively.

Interest expense was slightly lower than the prior year due to a reduced balance on our long-term debt. Interest income for both periods presented in the unaudited Consolidated Statements of Operations was $0.4 million.

Nonoperating income in the first quarter of 1994 was $0.4 million higher than last year's comparable period due to a $0.7 million refund of prior year utility costs from Commonwealth Edison recorded in the current period. Royalty income from Acme's coal producing properties in the first quarter of 1994, however, was lower than in 1993.

The income tax expense for 1994's first quarter totaled $2.4 million based on a 40 percent effective tax rate as compared to the $0.1 million expense recorded in 1993 also based on a 40 percent effective rate.

Acme expects a strong second quarter due to a solid order book and continued strengthening in prices for commercial steel and welded tubing. A decision on the construction of a continuous thin slab caster/hot strip mill complex (the "Project") at the Company's Riverdale, Illinois plant is expected in 1994. If the Board of Directors approves the construction of the Project, the estimated
capital cost will approximate $300 million to $350 million.   It is expected
that the Project will be financed by a combination of existing cash, new equity and debt. An investment banker has been retained to assist the Company in its financing activities. If the Project is approved, there will be a charge to earnings to write down those assets that will be replaced because of the new technology, and provisions to record estimated costs related to the associated restructuring of operations. The financial impact of the asset write-down and restructuring charges would total approximately $13 million, pre-tax. Additionally, the Company will benefit from using the higher statutory federal tax rate to value its deferred tax accounts. The effect of this change will be to lower the Company's effective tax rate from 40 percent to 34 percent during 1994.

A detailed discussion of the caster project can be found in Item 1(e) of the Company's 1993 Annual Report and Form 10-K.


STEEL MAKING SEGMENT

Total sales for the Steel Making Segment advanced to $84.3 million in the first quarter of 1994, a $9.1 million, or 12 percent, improvement over last year's comparable period. Sales to unaffiliated customers increased 22 percent to $53.8 million while Intersegment sales of $30.5 million were 2 percent lower than in the first quarter of 1993. The increase in total sales was the result of a 5 percent increase in average selling prices and a 17,000 ton increase in shipments.

Operating income for the Steel Making Segment totaled $2.7 million as compared to the $1.3 million loss recorded in last year's first quarter. The earnings improvement was driven primarily by the 5 percent increase in average selling prices and, to a lesser extent, an increase in shipments. Shipments to external customers increased 17 percent over last year's comparable period while shipments to the Steel Fabricating Segment were 9,000 tons, or 11 percent, lower than in 1993. Approximately 62 percent of shipments and gross margins in 1994 were attributable to external customers while the remaining 38 percent of shipments and margins were generated by sales to the Steel Fabricating Segment. In 1993's first quarter, the Steel Making Segment shipped 55 percent of its products to external customers which generated 60 percent of margin while shipments to the Fabricating Segment produced the remaining 40 percent of margin. In total, the increased selling prices generated $5 million in increased revenue while the increased shipments contributed $1.6 million over last year's results. Partially offsetting the Steel Making Segment's sales related gains were increased material costs and higher insurance and pension costs ($0.9 million higher than last year's comparable period) for the Segment's active and retired employees.

Looking ahead to the second quarter, sales are expected to increase as price increases for commercial steel initiated in January will be fully realized in the quarter. Shipments of commercial steel, while expected to be stronger than in the first quarter, will be negatively affected by unexpected outages at the Segment's hot strip mill in the upcoming quarter.

STEEL FABRICATING SEGMENT

Steel Fabricating Segment sales of $70.3 million were $6 million, or 9 percent higher than the prior year. A 7 percent increase in average selling prices accounted for approximately 80 percent of the sales improvement while increased shipments generated the remainder of the increase over last year's first quarter.

Operating income for the Steel Fabricating Segment of $3.8 million in the first quarter of 1994 was $1.5 million higher than the results recorded in last year's comparable period. Packaging's earnings more than doubled as a result of a 5 percent increase in average selling prices for steel strapping. Alpha Tube's results were significantly higher due entirely to an 18 percent increase in average selling prices for welded tubing and Universal's operating income also improved in the quarter as the result of a 4 percent increase in average selling prices for auto and light truck jacks. The majority of price increases for the Fabricating Segment in the first quarter of 1994 were the result of the realization of price hikes initiated in 1993. Partially offsetting the Steel Fabricating sales related gains were increased raw material costs in the form of higher flat-rolled prices from the Steel Making Segment and external suppliers.

Results for the Steel Fabricating Segment are expected to continue to improve in the second quarter. The Packaging Company, despite the rescission of a price increase that was planned for April, is expected to improve upon its first quarter sales and earnings results. Results for Alpha are expected to continue to grow due to higher average selling prices and production efficiencies. Universal's sales and earnings are expected to decline slightly from first quarter results as a result of increased competition.


LIQUIDITY AND CAPITAL RESOURCES

At the end of the first quarter, cash balances totalled $60.9 million, up $10.5 million from the December 1993 balance. Operating activities generated $10.2 million of cash in the quarter due to a combination of net income of $3.6 million, the add-back of $3.9 million of non-cash depreciation and $2.7 million from changes in working capital and non-current accounts. Working capital stood at $102.4 million at the end of March, up $9.2 million over last December's ending amount.

Long term debt was 39 percent of total capitalization at March 27,1994. The Company has a $60 million revolving credit agreement which has not been utilized in the quarter.


FINANCING ALTERNATIVES FOR THE CASTER PROJECT

In the event the Board of Directors of the Company decides to proceed with the continuous thin slab caster/hot strip mill, the Company will be committed to a construction and engineering project that will involve direct costs of approximately $300 to $350 million over an approximately 30 month period. The Company will be required to fund these costs almost exclusively from external financing sources, including access to new credit facilities.

On March 3, 1994, the Company agreed to sell an issue of securities at a price of $21.00 per security on a private placement basis exclusively in Canada. Subject to certain conditions, within 150 days of the closing of this transaction (March 28, 1994), the securities will be exchangeable on a one-for-one basis, for up to 5,600,000 shares of the Company's common stock. The conditions for the exchange of the securities for common stock and the Company's receipt of the proceeds of the sale of the securities include assurance that not less than 85 percent of the reasonably estimated funds needed for construction of the Project (inclusive of the Company's cash on hand) will be available to the Company and approval of such construction by the Company's Board of Directors. The securities and the underlying common shares have not been registered under the Securities Act and may not be offered or sold in the United States or to a U.S. person, as defined in Regulation S under the Securities Act, absent registration or an applicable exemption from registration requirements.

In the event the conditions for completion of the privately placed Canadian financing are satisfied, the Company's outstanding shares of common stock will double from 5.6 million to 11.2 million, and the Company's total shareholders' equity will increase by approximately $112 million. The Company anticipates that substantially all of this additional equity will be used to pay costs associated with the Project.

In addition to the funds to be raised from the privately placed Canadian financing, the Company will need to raise approximately $190 million to $240 million from other financing sources, exclusive of a possible prepayment of $50 million of senior notes the Company currently has outstanding as discussed below. To date, the Company has not received commitments from any such financing source. The Company is exploring the sale of additional equity securities, the sale of debt securities, and the opening of new credit facilities. At present, there can be no assurance that the Company will be able to obtain any such funds nor are the terms and conditions known on which such funds may be available.

To the extent the Company decides and is able to raise the additional funds needed for construction of the Project (exclusive of the funds to be raised through the privately placed Canadian financing) through debt financing, the Company's interest expense and debt-to-equity ratio will increase accordingly. Although neither the availability nor the characteristics of such debt are known at this time, the Company will not proceed with the Project until it is assured that adequate sources of liquidity are available to cover foreseeable interest costs through construction, start-up and operation of the Project.

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

                          PART II.    OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



     (a)  Exhibit 15 - Letter Regarding Unaudited Interim Financial Information

     (b)  Reports on Form 8-K

          On March 3, 1994, Acme Metals Incorporated (the "Company") agreed to sell an issue of securities on a private placement basis exclusively in Canada. Within 160 days of the closing of this transaction (expected on March 28, 1994), the securities will be exchangeable for 5,000,000 common shares of the Company (5,600,000 common shares if an over-allotment option for the securities is exercised before closing) subject to the fulfillment of certain conditions. Conditions include the approval by the Board of Directors of the Company of the construction of a continuous thin slab caster/hot rolled mill and confirmation of the availability of debt financing sufficient for such construction.

          The securities and the underlying common shares have not been registered under the Securities Act of 1933 (the "Securities Act") and may not be offered or sold in the United States or to a U.S. person, as defined in Regulation S under the Securities Act, absent registration or an applicable exemption from registration requirements.

          The report on Form 8-K discussing the above matter was filed on March 7, 1994.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ACME METALS INCORPORATED




Date:  May 9, 1994                           By:   /s/ J. F. Williams
                                                 ------------------------------
                                                   Jerry F. Williams
                                                   Vice President - Finance
                                                   and Administration
                                                   (Principal Financial Officer)