Form 10-Q
period 1994-06-26
ACME METALS INC /DE/
filed 1994-08-04
CIK 883702

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.20549


                                    FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 26, 1994 or
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                           ---------------------------


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




                                 (708) 849-2500
              (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X  No
                            ---    ---


Number of shares of Common Stock outstanding as of July 15, 1994, 5,567,461.

                        PART I.     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                            ACME METALS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                                                      June 26,      December 26,
                                                                                                        1994            1993
                                                                                                     ----------     ------------

                                                               ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                         $  73,651      $  50,444
   Receivables, less allowances of $1,234 in 1994 and $1,155 in 1993                                    62,327         58,479
   Inventories                                                                                          41,037         47,867
   Deferred income taxes                                                                                12,337         12,337
   Other current assets                                                                                    944          1,267
                                                                                                     ---------      ---------
             Total current assets                                                                      190,296        170,394
                                                                                                     ---------      ---------

INVESTMENTS AND OTHER ASSETS:
   Investments in associated companies                                                                  14,701         14,701
   Other assets                                                                                         13,493         13,389
   Deferred income taxes                                                                                19,846         19,846
                                                                                                     ---------      ---------
         Total investments and other assets                                                             48,040         47,936
                                                                                                     ---------      ---------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment, at cost                                                              412,945        408,556
   Accumulated depreciation                                                                           (300,653)      (293,017)
                                                                                                     ---------      ---------
             Total property, plant and equipment                                                       112,292        115,539
                                                                                                     ---------      ---------
                                                                                                     $ 350,628      $ 333,869
                                                                                                     ---------      ---------
                                                                                                     ---------      ---------


                                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                                  $  32,503      $  32,800
   Accrued expenses                                                                                     38,334         34,089
   Income taxes payable                                                                                  2,961          3,641
   Current maturities of long-term debt                                                                  6,667          6,667
                                                                                                     ---------      ---------
             Total current liabilities                                                                  80,465         77,197
                                                                                                     ---------      ---------

LONG-TERM LIABILITIES
   Long-term debt                                                                                       49,333         49,333
   Other long-term liabilities                                                                           9,983         10,543
   Postretirement benefits other than pensions                                                          83,675         82,630
   Retirement benefit plans                                                                             30,963         30,963
                                                                                                     ---------      ---------
             Total long-term liabilities                                                               173,954        173,469
                                                                                                     ---------      ---------

   Commitments and contingencies (see note titled COMMITMENTS AND
         CONTINGENCIES)
SHAREHOLDERS' EQUITY:
   Preferred stock, $1 par value, 2,000,000 shares authorized, no shares issued
   Common stock, $1 par value, 20,000,000 shares authorized, 5,559,161
         and 5,406,387 shares issued in 1994 and 1993, respectively                                      5,559          5,406
   Additional paid-in capital                                                                           50,743         48,344
   Retained earnings                                                                                    61,202         50,748
   Minimum pension liability adjustment                                                                (21,295)       (21,295)
                                                                                                     ---------      ---------
             Total shareholders' equity                                                                 96,209         83,203
                                                                                                     ---------      ---------
                                                                                                     $ 350,628      $ 333,869
                                                                                                     ---------      ---------
                                                                                                     ---------      ---------



    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                       For The Three Months Ended     For The Six Months Ended
                                                       --------------------------     -------------------------
                                                        June 26,        June 27,       June 26,       June 27,
                                                          1994            1993           1994           1993
                                                       ----------      ----------     ----------     ----------

NET SALES                                               $ 132,863      $ 117,169      $ 256,423      $ 225,032

COSTS AND EXPENSES:
    Cost of products sold                                 109,433        101,708        215,691        198,327
    Depreciation expense                                    3,813          3,791          7,596          7,517
                                                        ---------      ---------      ---------      ---------

Gross profit                                               19,617         11,670         33,136         19,188

    Selling and adminisrative expense                       7,941          7,071         15,304         13,800
                                                        ---------      ---------      ---------      ---------

Operating income                                           11,676          4,599         17,832          5,388

NON-OPERATING INCOME (EXPENSE):
    Interest expense                                       (1,332)        (1,350)        (2,666)        (2,734)
    Interest income                                           652            373          1,046            741
    Other - net                                               430           (195)         1,211            222
                                                        ---------      ---------      ---------      ---------

Income before income taxes                                 11,426          3,427         17,423          3,617

Income tax provision                                        4,570          1,371          6,969          1,447
                                                        ---------      ---------      ---------      ---------

Net income                                              $   6,856      $   2,056      $  10,454      $   2,170
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------

PER COMMON SHARE:

Net Income                                              $    1.20      $    0.38      $    1.84      $    0.40
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------




    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                   For The Six Months Ended
                                                                   ------------------------
                                                                   June 26,       June 27,
                                                                     1994           1993
                                                                   --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $ 10,454       $  2,170
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:
      Depreciation                                                    7,894          7,831
      CHANGE IN CURRENT ASSETS AND LIABILITIES:
          Receivables                                                (3,848)        (8,608)
          Inventories                                                 6,830         (1,950)
          Accounts payable                                             (297)         6,004
          Other current accounts                                      3,888          2,380
      Other, net                                                      1,188          2,198
                                                                   --------       --------
  Net cash provided by operating activities                          26,109         10,025
                                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               (5,071)        (4,305)
                                                                   --------       --------
  Net cash used for investing activities                             (5,071)        (4,305)
                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of long-term debt                                                         (3,500)
  Proceeds from the exercise of stock options                         2,268
  Other                                                                 (99)           (20)
                                                                   --------       --------
  Net cash provided by (used for) financing activities                2,169         (3,520)
                                                                   --------       --------

  Net increase in cash and cash equivalents                          23,207          2,200
  Cash and cash equivalents at beginning of period                   50,444         49,224
                                                                   --------       --------
  Cash and cash equivalents at end of period                       $ 73,651       $ 51,424
                                                                   --------       --------
                                                                   --------       --------



    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION:

The accompanying financial statements for the periods ended June 26, 1994 and June 27, 1993 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The financial statements have been subjected to a limited review by Price Waterhouse, the Company's independent accountants, whose report appears on page 8 of this filing. Such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

The Company's fiscal year ends on the last Sunday in December. Second quarter results for 1994 and 1993 cover 13-week periods.


                                                            For The                       For The
                                                      Three Months Ended             Six Months Ended
                                                    -----------------------       -----------------------
                                                    June 26,       June 27,       June 26,       June 27,
                                                      1994           1993           1994           1993
                                                    --------       --------       --------       --------
                                                                      (in thousands)

Net Sales
  Steel Making:
    Sales to unaffiliated customers                $  57,745      $  46,110      $ 111,510      $  90,084
    Intersegment sales                                31,531         29,949         62,034         61,108
                                                   ---------      ---------      ---------      ---------
                                                      89,276         76,059        173,544        151,192
  Steel Fabricating:
    Sales to unaffiliated customers                   75,118         71,059        144,913        134,948
    Intersegment sales                                   471            507            968            922
                                                   ---------      ---------      ---------      ---------
                                                      75,589         71,566        145,881        135,870
  Eliminations:                                      (32,002)       (30,456)       (63,002)       (62,030)
                                                   ---------      ---------      ---------      ---------
  Total                                            $ 132,863      $ 117,169      $ 256,423      $ 225,032
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------

Income (loss) from operations
    Steel Making                                      $6,540           $492         $9,204          $(785)
    Steel Fabricating                                  5,395          4,212          9,238          6,530
    Eliminations and adjustments                        (259)          (105)          (610)          (357)
                                                   ---------      ---------      ---------      ---------
                                                   $  11,676      $   4,599      $  17,832      $   5,388
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------

                            ACME METALS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

PER SHARE DATA:

Per share amounts for 1994 and 1993 are based on the weighted average number of common and dilutive common equivalent shares outstanding during the six-month period (5,678,661 in 1994 and 5,409,761 in 1993). On a proforma basis, assuming the conditions satisfying the exchange of the Special Warrants (see discussion under Modernization Project in Item 2) occurred at the beginning of the period, earnings per share for the six month period ended June 26, 1994 would have been $0.92 compared to $0.20 for the first six months of 1993.


INVENTORIES:

Inventories are summarized as follows:


                                                    June 26,     December 26,
                                                      1994           1993
                                                    --------     ------------
                                                         (in thousands)

     Raw materials                                  $  3,583     $  6,201
     Semi-finished and finished products              29,358       32,364
     Supplies                                          8,096        9,302
                                                    --------     --------
                                                    $ 41,037     $ 47,867
                                                    --------     --------
                                                    --------     --------

CASH FLOWS:

For the first six months of 1994 and 1993, cash flows were reduced by $7.6 million and $2.6 million for payment of income taxes, respectively; in these periods cash payments for interest expense were $2.7 million and $2.8 million.


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


The Company is subject to various federal, state and local environmental statutes and regulations which provide a comprehensive program for controlling the release of materials into the environment and require responsible parties to remediate certain waste disposal sites. In addition,

                            ACME METALS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

various health and safety statutes and regulations apply to the workplace environment. Administrative, civil and criminal penalties may be applicable for failure to comply with these laws. These environmental laws and regulations are subject to periodic revision and modification. The United States Congress, for example, has completed a major overhaul of the federal Clean Air Act which is a major component of the federal environmental statutes affecting the Company's operations.

From time to time, the Company is also involved in administrative proceedings involving the issuance, or renewal, of environmental permits relating to the conduct of its business. The final issuance of these permits have been resolved on terms satisfactory to the Company; and, in the future, the Company expects such permits will similarly be resolved on satisfactory terms.

Although management believes it will be required to make further expenditures for pollution abatement facilities in future years; because of the continuous revision of these regulatory statutory requirements, the Company is not able to reasonably estimate the specific pollution abatement requirements, the amount or timing of such expenditures to maintain compliance with these environmental laws. While such expenditures in future years may be substantial, management does not presently expect they will have a material adverse effect on the Company's future ability to compete within its markets.

In those cases where the Company has been identified as a Potentially Responsible Party ("PRP") or is otherwise made aware of a possible exposure to incur costs associated with an environmental matter, management determines (i) whether, in fact, the Company has been properly named or is otherwise obligated,
(ii) the extent to which the Company may be responsible for costs associated with the site in question, (iii) an assessment as to whether another party may be responsible under various indemnification agreements the Company is a party to, and (iv) an estimate, if one can be made, of the costs associated with the clean-up efforts or settlement costs. It is the Company's policy to make provisions for environmental clean-up costs at the time that a reasonable estimate can be made. At June 26, 1994, the Company had recorded reserves of approximately $0.3 million for environmental clean-up matters. While it is not possible to predict the ultimate costs of resolving environmental related issues facing the Company, based upon information currently available, they are currently not expected to have a material effect on the consolidated financial condition of the Company.

In connection with the spin-off from The Interlake Corporation (Interlake), Acme Steel Company entered into certain indemnification agreements with Interlake.
As discussed in the Company's 1993 Annual Report on Form 10-K, significant environmental and tax matters are subject to indemnification by Interlake under these agreements. The inability of Interlake to fulfill its obligations under these indemnification agreements could result in significant increased future liabilities for Acme Steel Company.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Shareholders of
Acme Metals Incorporated


We have made a review of the accompanying consolidated balance sheet as of June 26, 1994 and the consolidated statements of operations and cash flows for the six-month periods ended June 26, 1994 and June 27, 1993 (the "consolidated financial information") of Acme Metals Incorporated and its subsidiaries, in accordance with standards established by the American Institute of Certified Public Accountants.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 26, 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated March 21, 1994 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 26, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PRICE WATERHOUSE




Chicago, Illinois
July 21, 1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

SECOND QUARTER 1994 AS COMPARED TO SECOND QUARTER 1993

     NET SALES. Consolidated net sales of $132.9 million in the second quarter of 1994 were $15.6 million, or 13 percent higher than second quarter 1993 net sales. A 7 percent increase in average selling prices contributed $8.5 million to the favorable comparison supplemented by higher shipments which increased sales by $7.1 million.

     STEEL MAKING SEGMENT. Net sales for the Steel Making Segment advanced to $89.3 million in the second quarter of 1994, a $13.2 million, or 17 percent, improvement over last years comparable period. Sales to unaffiliated customers increased 25 percent to $57.7 million while intersegment sales of $31.5 million were 5 percent higher than in the second quarter of 1993. The increase in the Steel Making Segment's net sales was the result of a 9 percent increase in average selling prices and a 19,000 ton increase in shipments.

     STEEL FABRICATING SEGMENT. Steel Fabricating Segment net sales of $75.6 million in the second quarter of 1994 were $4 million, or 6 percent higher than the comparable period in the prior year. A 6 percent increase in average selling prices accounted for all of the sales improvement as shipments were down slightly (less than 1 percent) as compared to 1993's second quarter.

     GROSS PROFIT. The gross profit margin for the second quarter of 1994 of $19.6 million was $7.9 million higher than the margin recorded during last year's comparable period. The increase in margin was due to higher average selling prices for the Company's products and increased shipment volume. Operating costs, however, were higher in the second quarter of 1994. Higher material costs and increased expenditures were the primary reasons for the increased operating costs. The gross profit, as a percentage of sales, was 14.8 percent in the second quarter of 1994 versus 10 percent in last year's comparable period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling and administrative expense totaled $7.9 million and $7.1 million for the second quarters of 1994 and 1993, respectively. Selling and administrative expenses represented 6 percent of net sales for both periods.

     OPERATING INCOME. Operating income for the Company for the second quarter of 1994 was $11.7 million as compared to operating income of $4.6 million in the second quarter of 1993.

     STEEL MAKING SEGMENT. Operating income for the Steel Making Segment totaled $6.5 million as compared to the $0.5 million recorded in the second quarter of 1993. The earnings improvement was driven by a 9 percent increase in average selling prices and increased shipments. Shipments to external customers were 20 percent over last year's comparable period while shipments to the Steel Fabricating were 1,200 tons, or 2 percent, lower than in the second quarter of 1993. Approximately 65 percent of shipments and gross profit in 1994 was attributable to external customers while the remainder was generated by sales to the Steel Fabricating Segment. In 1993's first six months the Steel Making Segment shipped and derived 61 percent of its gross profit from external customers. In total, the increased selling prices generated $5.9 million in increased revenue while the increased shipments contributed $2.1 million over last year's results.

     STEEL FABRICATING SEGMENT. The Steel Fabricating's operating income of $5.4 million for the second quarter of 1994 was $1.2 million higher than in last year's comparable period with all of the increase derived from a 6 percent increase in average selling prices. Acme Packaging's operating income for the second quarter of 1994 was 25 percent higher than last year's comparable period due primarily to a 3 percent increase in average selling prices for steel strapping. Alpha Tube's results in the second quarter of 1994 were up substantially as a result of a 14 percent increase in average selling prices for welded tubing, and Universal's operating income was slightly higher in connection with a 3 percent increase in average selling prices for auto and light truck jacks. The majority of the price increases for the Steel Fabricating Segment in the second quarter of 1994 was the result of price hikes initiated in 1993. Partially offsetting the Steel Fabricating Segment's sales related gains were increased raw material costs in the form of higher flat-rolled prices from the Steel Making Segment and external suppliers.

     NON-OPERATING INCOME. Non-operating income in the second quarter of 1994 was $0.6 million higher than the $0.2 million expense recorded in last year's comparable period. Non-operating income in the second quarter of 1994 included a $0.4 million refund of prior years' utility costs from Commonwealth Edison and $0.1 million royalty income partially offset by non-capitalizable expenses related to the Company's continuous thin slab caster/hot strip mill project. An adjustment was recorded in last year's second quarter to reflect lower royalty income due to the temporary suspension of operations at two of the primary mines from which the Company derives royalties.

     INCOME TAX EXPENSE. The income tax expense for the second quarter of 1994 totaled $4.6 million based on a 40 percent effective tax rate as compared to the $1.4 million expense in the second quarter of 1993, also based on a 40 percent effective rate.

     NET INCOME. The Company recorded earnings of $6.9 million, or $1.20 per share in the second quarter of 1994 versus the $2.1 million, or 38 cents per share, recorded in the second quarter of 1993.


SIX MONTHS ENDED JUNE 26, 1994 AS COMPARED TO SIX MONTHS ENDED JUNE 27, 1993

     NET SALES. Consolidated net sales of $256.4 million for the six months ended June 26, 1994 were $31.4 million, or 14 percent higher than net sales in the first six months of 1993. Higher shipment volume represented a $16.0 million increase in sales supplemented by a 7 percent increase in average selling prices over last year's comparable period. The increased selling prices had a $15.4 million favorable impact on sales in comparison to the first six months of 1993.

     STEEL MAKING SEGMENT. Net sales for the Steel Making Segment advanced to $173.5 million in the first six months of 1994, a $22.4 million, or 15 percent, improvement over last year's comparable period. Sales to unaffiliated customers increased 24 percent to $111.5 million while intersegment sales of $62.0 million were 2 percent higher than in the first six months of 1993. The increase in the Steel Making Segment's net sales was the result of a 7 percent increase in average selling prices and a 22,000 ton increase in shipments.

     STEEL FABRICATING SEGMENT. Steel Fabricating Segment net sales of $145.9 million in the first six months of 1994 were $10.0 million, or 7 percent higher than the comparable period in the prior year. A 7 percent increase in average selling prices accounted for substantially all of the sales improvement while increased shipments generated the remainder of the increase over last year's first six months.

     GROSS PROFIT. The gross profit for the first six months of 1994 of $33.1 million was $13.9 million higher than the gross profit recorded during last year's comparable period. The increase in gross profit was due to higher average selling prices for the Company's products and increased shipment volume. Operating costs, however, were higher in the first six months of 1994. Higher material costs, increased expenditures and higher insurance and pension costs ($1.3 million higher than last year's comparable period) were the primary reasons for the increased operating costs. The gross profit, as a percentage of net sales, was 12.9 percent in the first six months of 1994 versus 8.5 percent in last year's comparable period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling and administrative expense totaled $15.3 million (6.0 percent of net sales) and $13.8 million (6.1 percent of net sales) for the first six months of 1994 and 1993, respectively.

     OPERATING INCOME. Operating income for the Company for the six months ended June 26, 1994 was $17.8 million as compared to operating income of $5.4 million in the first six months of 1993.

     STEEL MAKING SEGMENT. Operating income for the Steel Making Segment totaled $9.2 million as compared to the $0.8 million loss recorded in the first six months of 1993. The earnings improvement was driven by a 7 percent increase in average selling prices and increased shipments. Shipments to external customers were 16 percent higher than last year's comparable period while shipments to the Steel Fabricating Segment were 10,000 tons, or 7 percent, lower than in the first six months of 1993. Approximately 62 percent of shipments and 64 percent of gross profit in 1994 was attributable to external customers while the remainder was generated by sales to the Steel Fabricating Segment. In 1993's first six months the Steel Making Segment shipped 57 percent and derived 60 percent of its gross profit from external customers. In total, the increased selling prices generated $10.5 million in increased revenue while the increased shipments contributed $4.1 million over last year's results. Partially offsetting the Steel Making Segment's sales-related gains were increased material costs and higher insurance and pension costs ($1.0 million higher than last year's comparable period) for the Steel Making Segment's active and retired employees.

     STEEL FABRICATING SEGMENT. The Steel Fabricating Segment's operating income of $9.2 million for the first six months of 1994 was $2.7 million higher than in last year's comparable period with virtually all of the increase derived from a 7 percent increase in average selling prices. Acme Packaging's operating income for the first six months of 1994 was 34 percent higher than last year's comparable period due primarily to a 4 percent increase in average selling prices for steel strapping. Alpha Tube's results in 1994 more than doubled as a result of a 14 percent increase in average selling prices for welded tubing, and Universal's operating income was slightly higher in connection with a 3 percent increase in average selling prices for auto and light truck jacks. The majority of the price increases for the Steel Fabricating Segment in the first six months of 1994 was the result of price increases initiated in 1993. Partially offsetting the Steel Fabricating Segment's sales related gains were increased raw material costs in the form of higher flat-rolled prices from the Steel Making Segment and external suppliers.

     NON-OPERATING INCOME. Non-operating income in the first six months of 1994 was $1.0 million higher than last year's comparable period due primarily to a refund of prior years' utility costs recorded in the current period.

     INCOME TAX EXPENSE. The income tax expense for the first six months of 1994 totaled $7.0 million based on a 40 percent effective tax rate as compared to the $1.4 million expense in the first six months of 1993, also based on a 40 percent effective rate.

     NET INCOME. The Company recorded earnings of $10.5 million, or $1.84 per share in the first six months of 1994 versus the $2.2 million, or 40 cents per share, recorded in the first six months of 1993.


LIQUIDITY AND CAPITAL RESOURCES

     At June 26, 1994 cash balances totaled $73.7 million, up $23.2 million from the December 1993 balance. Operating activities generated $26.1 million of cash in the first six months of 1994 comprised of a combination of net income of $10.5 million, the add-back of $7.9 million of non-cash depreciation and $7.7 million from changes in working capital and non-current accounts. The change in working capital and non-current accounts was due primarily to reduced inventory balances as a result of better than expected sales volume in the first six months of the year and reduction in iron ore which will be replenished in the second half of the year, and increases in the retired medical and pension liability accruals.

     Working capital stood at $109.8 million at the end of the second quarter, up $16.6 million over last December's ending amount. The current ratio increased from 2.2 at the end of 1993 to 2.4 at June 26, 1994. Long term debt was 37 percent of total capitalization at the end of June. The Company currently has a $60 million revolving credit agreement which has not been utilized in 1994.

     MODERNIZATION PROJECT. The Board of Directors of the Company have approved, subject to adequate financing, the building of a continuous thin slab caster/hot strip mill at the Company's Acme Steel Company subsidiary's Riverdale, Illinois steel works facility.

     In connection with the Modernization Project, on March 28, 1994, the Company sold Special Warrants on a private placement basis exclusively in Canada and Europe. On or before September 14, 1994, the Special Warrants are exercisable on a one-for-one basis for 5,600,000 shares of the Company's Common Stock. Conditions for the Company's receipt of the proceeds of the sale of the Special Warrants include, among other matters, confirmation of the availability of not less than 85% of the remaining financing needed for construction of the Modernization Project.

     Based on the turnkey contract price, without taking into account financing costs or changes that may be requested by Acme Steel during construction, management estimates that the cost of the Modernization Project, including equipment, ancillary facilities, construction and general contractor fees, and including certain project costs which are the responsibility of the Company, will not exceed $372 million. The Company expects these expenditures will be financed exclusively from proceeds derived from debt financing and the Special Warrant Offering, together with cash on hand and operating cash flow.

     OTHER. The Company also plans to spend approximately $23.5 million in 1998 related to the relining and upgrading of Acme Steel's A blast furnace at its Chicago facilities.

                         PART II.     OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



     (a)  Exhibit 15 - Letter Regarding Unaudited Interim Financial Information

     (b)  Reports on Form 8-K


     On March 28, 1994, Acme Metals Incorporated (the "Company") sold 5,600,000 special common stock purchase warrants at a price of $21.00 per warrant on a private placement basis exclusively in Canada. On or before August 25, 1994 (subsequently changed to September 14, 1994), the securities will be exchangeable on a one for one basis, subject to certain conditions, for 5,600,000 common shares of the Company. Conditions for the exchange of the special warrants for common shares are set forth in a Purchase Agreement dated as of March 11, 1994 between the Company and Nesbitt Thomson Inc., a copy of which was filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1993.

     The report on Form 8-K disclosing the above matter was filed on April 20, 1994.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACME METALS INCORPORATED




Date:  August 6, 1994                   By: /s/ J. F. Williams
                                            ----------------------
                                            Jerry F. Williams
                                            Vice President - Finance
                                            and Administration
                                            (Principal Financial Officer)