Form 10-Q
period 1994-09-25
ACME METALS INC /DE/
filed 1994-11-09
CIK 883702

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.20549


                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 25, 1994 or
(  ) Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934


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


Number of shares of Common Stock outstanding as of October 23, 1994, 11,552,811.

                        PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                            ACME METALS INCORPORATED

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                    September 25,   December 26,
                                                        1994            1993
                                                    -------------   ------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $ 138,285       $  50,444
  Receivables, less allowances of $1,283 in 1994
   and $1,155 in 1993                                    56,849          58,479
  Inventories                                            47,129          47,867
  Deferred income taxes                                  12,337          12,337
  Other current assets                                    1,574           1,267
                                                      ---------       ---------
    Total current assets                                256,174         170,394
                                                      ---------       ---------
INVESTMENTS AND OTHER ASSETS
  Restricted cash for construction project              200,448               0
  Investments in associated companies                    14,701          14,701
  Other assets                                           24,592          13,389
  Deferred income taxes                                  19,846          19,846
                                                      ---------       ---------
    Total investments and other assets                  259,587          47,936
                                                      ---------       ---------
PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment, at cost                362,987         408,556
  Construction in progress                               42,677               0
  Accumulated depreciation                             (258,189)       (293,017)
                                                      ---------       ---------
    Total property, plant and equipment                 147,475         115,539
                                                      ---------       ---------
Total assets                                          $ 663,236       $ 333,869
                                                      ---------       ---------
                                                      ---------       ---------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                    $  31,301       $  32,800
  Accrued expenses                                       37,358          34,089
  Income taxes payable                                      606           3,641
  Current maturities of long-term debt                        0           6,667
                                                      ---------       ---------
    Total current liabilities                            69,265          77,197
                                                      ---------       ---------
LONG-TERM LIABILITIES:
  Long-term debt                                        262,362          49,333
  Other long-term liabilities                            12,347          10,543
  Postretirement benefits other than pensions            84,048          82,630
  Retirement benefit plans                               29,163          30,963
                                                      ---------       ---------
    Total long-term liabilities                         387,920         173,469
                                                      ---------       ---------
  Commitments and contingencies (see note titled
      COMMITMENTS AND CONTINGENCIES)
SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, 2,000,000 shares
   authorized, no shares issued
  Common stock, $1 par value, 20,000,000 shares
   authorized, 11,316,845 and 5,406,387 shares
   issued in 1994 and 1993, respectively                 11,181           5,406
  Additional paid-in capital                            155,981          48,344
  Retained earnings                                      60,184          50,748
  Minimum pension liability                             (21,295)        (21,295)
                                                      ---------       ---------
    Total shareholders' equity                          206,051          83,203
                                                      ---------       ---------
      Total liabilities and shareholders' equity      $ 663,236       $ 333,869
                                                      ---------       ---------
                                                      ---------       ---------

    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                      For The Three Months Ended         For The Nine Months Ended
                                     ----------------------------       ----------------------------
                                     September 25,  September 26,       September 25,  September 26,
                                         1994           1993                1994           1993
                                     -------------  -------------       -------------  -------------
NET SALES                               $123,142       $111,919            $379,565       $336,951

COSTS AND EXPENSES:
  Costs of products sold                 101,363         98,961             316,876        297,288
  Depreciation expense                     3,638          3,752              11,062         11,269
                                        --------       --------            --------       --------
Gross profit                              18,141          9,206              51,627         28,394

  Selling and administrative expense       7,616          7,788              22,920         21,588
  Nonrecurring charge                      9,459              0               9,459              0
                                        --------       --------            --------       --------
Operating income                           1,066          1,418              19,248          6,806

NON-OPERATING INCOME (EXPENSE):
  Interest expense                        (4,267)        (1,324)             (6,933)        (4,058)
  Interest income                          3,521            388               4,567          1,129
  Other -- net                               454           (290)              1,315            (68)
                                        --------       --------            --------       --------
Income before income taxes,
  extraordinary item                         774            192              18,197          3,809
Income tax provision                           6             77               6,975          1,524
                                        --------       --------            --------       --------
Income before extraordinary item             768            115              11,222          2,285
Extraordinary item (expense),
  net of tax                              (1,787)             0              (1,787)             0
                                        --------       --------            --------       --------
Net income                              $ (1,019)      $    115            $  9,435       $  2,285
                                        --------       --------            --------       --------
                                        --------       --------            --------       --------
PER COMMON SHARE:

  Income before extraordinary item      $   0.09       $   0.02            $   1.69       $   0.42
  Extraordinary item                       (0.21)                             (0.27)
                                        --------       --------            --------       --------
  Net income (loss)                     $  (0.12)      $   0.02            $   1.42       $   0.42
                                        --------       --------            --------       --------
                                        --------       --------            --------       --------

    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                      For The Nine Months Ended
                                                    ----------------------------
                                                    September 25,   December 26,
                                                        1994            1993
                                                    -------------   ------------
                                     ASSETS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $9,435          $2,285
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
    Nonrecurring charge                                   9,459
    Depreciation                                         11,698          11,744
    Accretion of Senior Discount Notes                    1,362
    CHANGE IN CURRENT ASSETS AND LIABILITIES:
      Receivables                                         1,630          (8,381)
      Inventories                                           738          (8,686)
      Accounts payable                                   (1,499)         11,840
      Other current accounts                                (74)          4,270
    Other, net                                            2,629             255
                                                       --------         -------
  Net cash provided by operating activities              35,378          13,327
                                                       --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in restricted cash for construction
   project                                             (200,448)
  Capital expenditures                                   (8,572)         (7,990)
  Capital expenditures - construction project           (42,677)
                                                       --------         -------
  Net cash used for investing activities               (251,697)         (7,990)
                                                       --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net           110,800
  Proceeds from issuance of long-term debt              255,000
  Proceeds from issuance of stock options                 2,613
  Long-term debt issuance cost                          (14,253)
  Payment of long-term debt                             (50,000)         (3,500)
  Other                                                       0             439
                                                       --------         -------
  Net cash provided by (used for) investing
   activities                                           304,160          (3,061)
                                                       --------         -------
  Net increase in cash and cash equivalents              87,841           2,276
  Cash and cash equivalents at beginning of period       50,444          49,224
                                                       --------         -------
  Cash and cash equivalents at end of period           $138,285         $51,500
                                                       --------         -------
                                                       --------         -------



    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION:

The accompanying financial statements for the periods ended September 25, 1994 and September 26, 1993 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The financial statements have been subjected to a limited review by Price Waterhouse LLP, the Company's independent accountants, whose report appears on page 10 of this filing. Such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

The Company's fiscal year ends on the last Sunday in December. Third quarter results for 1994 and 1993 cover 13-week periods.


                                                     For The                       For The
                                               Three Months Ended             Nine Months Ended
                                          ----------------------------  ----------------------------
                                          September 25,  September 26,  September 25,  September 26,
                                              1994           1993           1994           1993
                                          -------------  -------------  -------------  -------------
                                                                 (in thousands)


Net Sales
  Steel Making:
     Sales to unaffiliated customers            $54,436        $47,433       $165,946       $137,517
     Intersegment sales                          25,804         26,833         87,838         87,941
                                               --------       --------       --------       --------
                                                 80,240         74,266        253,784        225,458
  Steel Fabricating:
     Sales to unaffiliated customers             68,706         64,486        213,619        199,434
     Intersegment sales                             412            479          1,380          1,401
                                               --------       --------       --------       --------
                                                 69,118         64,965        214,999        200,835
  Eliminations:                                 (26,216)       (27,312)       (89,218)       (89,342)
                                               --------       --------       --------       --------
  Total                                        $123,142       $111,919       $379,565       $336,951
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------
Income (loss) from operations
  Steel Making                                  $(4,012)         $(543)        $5,542        $(1,328)
  Steel Fabricating                               4,222          2,352         13,460          8,882
  Eliminations and adjustments                      856           (391)           246           (748)
                                               --------       --------       --------       --------
                                                 $1,066         $1,418        $19,248         $6,806
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------


PER SHARE DATA:

On August 11, 1994, the Company issued 5,600,000 shares of common stock in exchange for the special common stock purchase warrants (the "Special Warrants") sold on March 28, 1994. Per share amounts for 1994 and 1993 are based on the weighted average number of common and dilutive common equivalent shares outstanding during the nine-month period (6,641,383 in 1994 and 5,435,817 in 1993). Per share amounts for the quarter ended September 25, 1994 and September 26, 1993 are calculated based on weighted average number of common and dilutive common equivalent shares for the three month period (8,627,876 in 1994 and 5,435,817 in 1993).


INVENTORIES:

Inventories are summarized as follows:


                                                    September 26,   December 26,
                                                        1994            1993
                                                    -------------   ------------
                                                            (in thousands)

  Raw materials                                         $ 5,426         $ 6,201
  Semi-finished and finished products                    33,130          32,364
  Supplies                                                8,573           9,302
                                                        -------         -------
                                                        $47,129         $47,867
                                                        -------         -------
                                                        -------         -------



CONTINUOUS THIN SLAB CASTER/HOT STRIP MILL PROJECT:

On August 11, 1994, the Company completed the financing for its $372 million continuous thin slab caster/hot strip mill project. As a result of the decision to commence this project, the Company recorded a charge of $9.5 million (pre-tax) and an extraordinary expense item of $1.8 million, net of tax. The nonrecurring charge of $9.5 million was recorded to address the impairment of the existing steel making facilities and contractual employee reduction costs related to the construction and commissioning of the new continuous thin slab caster/hot strip mill complex . In addition, an extraordinary expense item of $1.8 million, net of tax, resulted from the early extinguishment of previously existing Senior Notes.

The Company capitalized expenditures related to the construction of the continuous thin slab caster and hot strip mill project totaling $42.7 million as of September 25, 1994. The capitalized expenditures are comprised of a $42.0 million payment to Raytheon for the construction project and $0.7 million of related capitalized interest.


ISSUANCE OF COMMON STOCK:

On August 11, 1994, the Company issued 5.6 million shares of $1 par value common stock in exchange for 5.6 million Special Warrants sold on March 28, 1994. The issue price of the Special Warrants was $21.00 providing gross proceeds to the Company of $117.6 million. The gross proceeds were reduced by related equity issuance costs of $6.8 million providing net equity proceeds of $110.8 million.


ISSUANCE OF LONG TERM DEBT:

On August 11, 1994, the Company issued long-term debt in the form of Senior Secured Notes and Senior Secured Discount Notes of $205 million, and a Term Loan of $50 million for gross cash proceeds of $255.0 million. The gross proceeds were reduced by debt issuance costs of $14.3 million.

The Senior Secured Notes carry an aggregate principal amount of $125.0 million at an interest rate of 12.5 percent due 2002. The interest is payable semi-annually on February 1 and August 1, of each year commencing February 1, 1995.

The Senior Secured Discount Notes, due 2004, provided gross proceeds of $80.0 million. The Senior Discount Notes, which yield 13.5 percent will accrete to an aggregate principal amount of $117.9 million on August 1, 1997. Thereafter, interest will be payable semi-annually.

In addition, the Company entered into a Term Loan Facility of $50.0 million. The interest rate is 400 basis points above the LIBOR rate and is adjusted quarterly. Interest payments are due quarterly. The Term Loan has a graduated maturity schedule for quarterly principal payments beginning November 1, 1998 and continuing through August 1, 2001.

On August 11, 1994, the Company also entered into a Working Capital Facility Agreement for $80.0 million secured by the Company's inventories and accounts receivable. The Working Capital Facility has not been utilized during the three months ended September 25, 1994.

SUBSEQUENT EVENT:

On September 22, 1994, Raytheon signed an agreement with the Company to purchase 375,000 shares of common stock for $24 per common share. The gross proceeds of $9.0 million was reduced by the related issuance costs of $0.5 million. The transaction was consummated on October 7, 1994. The common shares have not been registered.


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


The Company is subject to various federal, state and local environmental statutes and regulations which provide a comprehensive program for controlling the release of materials into the environment and require responsible parties to
remediate certain waste disposal sites.   In addition, various health and safety
statutes and regulations apply to the workplace environment. Administrative, civil and criminal penalties may be applicable for failure to comply with these laws. These environmental laws and regulations are subject to periodic revision and modification. The United States Congress, for example, has completed a major overhaul of the federal Clean Air Act which is a major component of the federal environmental statutes affecting the Company's operations.

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

In those cases where the Company has been identified as a Potentially Responsible Party ("PRP") or is otherwise made aware of a possible exposure to incur costs associated with an environmental matter, management determines (i) whether, in fact, the Company has been properly named or is otherwise obligated, (ii) the extent to which the Company may be responsible for costs associated with the site in question, (iii) an assessment as to whether another party may be responsible under various indemnification agreements the Company is a party to, and (iv) an estimate, if one can be made, of the costs associated with the clean-up efforts or settlement costs. It is the Company's policy to make provisions for environmental clean-up costs at the time that a reasonable estimate can be made. At September 25, 1994, the Company had recorded reserves of approximately $0.3 million for environmental clean-up matters. While it is not possible to predict the ultimate costs of resolving environmental related issues facing the Company, based upon information currently available, they are currently not expected to have a material effect on the consolidated financial condition or results of operations of the Company.

In connection with the spin-off of Acme Steel from The Interlake Corporation ("Interlake") in 1986, Interlake entered into cross-indemnification agreements with Acme Steel related to certain environmental, tax and other matters. To date, Interlake has met all of its obligations under such agreements. In the event that Interlake for any reason were unable to fulfill its obligations under such agreements, the Company could have significant increased future liabilities. Interlake is subject to the informational requirements of the Securities Exchange Act of 1934 and in accordance therewith files reports, proxy material and other information concerning Interlake with the Commission. Interlake's 12 1/8 percent senior subordinated debentures due 2002 are currently rated CCC + by Standard & Poor's Corporation and B3 by Moody's Investors Service, Inc.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Shareholders of
Acme Metals Incorporated


We have reviewed the accompanying consolidated balance sheet as of September 25, 1994 and the consolidated statements of operations and cash flows for the nine-month periods ended September 25, 1994 and September 26, 1993 (the "consolidated financial information") of Acme Metals Incorporated and its subsidiaries. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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



/s/ Price Waterhouse
- - --------------------
PRICE WATERHOUSE LLP
Chicago, Illinois
October 28, 1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CONTINUOUS CASTER MODERNIZATION  PROJECT

     On August 11, 1994, the Company completed financing for a $372.0 million modernization and expansion project. The new facility, a continuous thin slab caster/hot strip mill, will be constructed at the Company's Acme Steel subsidiary located in Riverdale, Illinois. The financing package consisted of issuing 5.6 million shares of new common stock which generated $110.8 million, net of issuance costs and $255.0 of debt which generated $240.7 million, net of issuance costs.

     As a result of the finalization of the approval to proceed with the project, the Company recorded a $9.5 million restructuring charge which was comprised of a non-cash $7.2 million to address impairment of existing steel making facilities and $2.3 million for contractual employee reduction costs in the Steel Making Segment. The Company also recorded a $1.8 million extraordinary item, net of tax, resulting from the early extinguishment of $50.0 million of previously existing Senior Notes.


RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the items in the Consolidated Statement of Operations as a percentage of net sales.




                                                             For the Fiscal Year Ended             For the Nine Months Ended
                                                     -----------------------------------------   -----------------------------
                                                     December 29,   December 27,   December 26,  September 26,  September 25,
                                                         1991          1992           1993           1993          1994
                                                     ------------   ------------   ------------  -------------  -------------

NET SALES                                                   100.0%         100.0%         100.0%         100.0%         100.0%
                                                            ------         ------         ------         ------         ------
COSTS AND EXPENSES:
  Cost of products sold                                      89.0           88.8           86.9           88.2           83.5
  Depreciation expense                                        3.6            3.7            3.2            3.3            2.9
                                                            -----          -----          -----          -----          -----

Gross profit                                                  7.4            7.5            9.9            8.5           13.6
  Selling and administrative expense                          7.8            7.4            6.7            6.5            6.0
  Nonrecurring charge                                         0.0            0.6            0.4            0.0            2.5
                                                            -----          -----          -----          -----          -----

Operating income (loss)                                      (0.4)          (0.5)           2.8            2.0            5.1
  Interest expense, net                                      (1.1)          (1.0)          (0.9)          (1.2)          (1.8)
  Other non-operating income, net                             0.4            0.1            0.1            0.3            1.2
  Unusual income item                                         0.3            0.3            0.3            0.0            0.3

Income tax provision (credit)                                (0.2)          (0.4)           0.9            0.5           1.8
                                                            -----          -----          -----          -----          -----

Net income (loss) before extraordinary
  item and cumulative effect of changes
  in accounting principles                                   (0.6)          (0.7)           1.4            0.6            3.0

  Extraordinary item, net of taxes                            0.0            0.0            0.0            0.0           (0.5)

Cumulative effect of changes in
  accounting principles, net of taxes                         0.0          (12.9)           0.0            0.0            0.0
                                                            -----          -----          -----          -----          -----

Net income (loss)                                            (0.6)%        (13.6)%         1.4%           0.6%           2.5%
                                                            -------        -------        -----          -----          -----
                                                            -------        -------        -----          -----          -----


THIRD QUARTER 1994 AS COMPARED TO THIRD  QUARTER 1993

     NET SALES. Consolidated net sales of $123.1 million in the third quarter of 1994 were $11.2 million, or 10 percent higher than third quarter 1993 net sales. A 5 percent increase in average selling prices contributed $6.0 million to the favorable comparison supplemented by higher shipments which increased sales by $5.2 million. The favorable results were largely related to a strong economy, increasing the volume as well as selling prices for the Steelmaking Segment, as compared to 1993.

     STEEL MAKING SEGMENT. Net sales for the Steel Making Segment were $80.2 million in the third quarter of 1994, a $6.0 million, or 8 percent, improvement over last years comparable period. Sales to unaffiliated customers increased 15 percent to $54.4 million while intersegment sales of $25.8 million were 4 percent lower than in the third quarter of 1993. The increase in the Steel Making Segment's net sales was the result of a 4 percent increase in average selling prices and a 4 percent increase in shipments.

     STEEL FABRICATING SEGMENT. Steel Fabricating Segment net sales of $69.2 million in the third quarter of 1994 were $4.2 million, or 6 percent higher than the comparable period in the prior year. A 4 percent increase in average selling prices and 2 percent increase in shipments accounted for the sales improvement as compared to 1993's third quarter.

     GROSS PROFIT. The gross profit margin for the third quarter of 1994 of $18.1 million was $8.9 million higher than the margin recorded during last year's comparable period. The increase in margin was due to higher average selling prices for the Company's products and increased shipment volume, and a favorable sales mix. Operating costs, however, were higher in the third quarter of 1994 due to increased volume in 1994. Increased sales volume was the primary reason for the increased operating costs. The gross profit, as a percentage of sales, was 14.7 percent in the third quarter of 1994 versus 8.2 percent in last year's comparable period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling and administrative expense totaled $7.6 million and $7.8 million for the third quarters of 1994 and 1993, respectively. Selling and administrative expenses represented 6 percent of net sales for both periods.

     OPERATING INCOME. Operating income for the Company for the third quarter of 1994 was $1.1 million as compared to operating income of $1.4 million in the third quarter of 1993. The operating income was reduced by a $9.5 million nonrecurring charge resulting from the Company's decision to proceed with the continuous thin slab caster and hot-strip mill project.

     STEEL MAKING SEGMENT. The Steel Making Segment incurred a loss from operations of $4.0 million due to a nonrecurring charge of $9.5 million comprised of $7.2 million to address the impairment of existing steel making facilities, and an additional $2.3 million for contractual employee reduction costs related to the construction of the continuous thin slab caster/hot strip mill complex. The earnings improvement was driven by a 3 percent increase in average selling prices and increased shipments of 3,900 tons. Shipments to external customers were 10 percent over last year's comparable period while shipments to the Steel Fabricating Segment were 5,800 tons, or 9 percent, lower than in the third quarter of 1993. Approximately 65 percent of shipments and gross profit in 1994 was attributable to external customers while the remainder was generated by sales to the Steel

Fabricating Segment. In the first nine months of 1994, the Steel Making Segment shipped and derived 65 percent of its gross profit from external customers. In total, the increased selling prices generated $2.3 million in increased revenue while the increased shipments contributed $2.7 million over last year's results.

     STEEL FABRICATING SEGMENT. The Steel Fabricating Segment's operating income of $4.2 million for the third quarter of 1994 was $1.9 million higher than in last year's comparable period with all of the increase derived from a 6 percent increase in average selling prices. Acme Packaging's operating income for the third quarter of 1994 was 40 percent higher than last year's comparable period due primarily to an increase in sales volume for steel strapping. Alpha Tube's results in the third quarter of 1994 were up substantially as a result of a 14 percent increase in average selling prices for welded tubing, and Universal's operating income was consistent with the prior year for the same period. The majority of the price increases for the Steel Fabricating Segment in the third quarter of 1994 was the result of price hikes initiated in 1993. Partially offsetting the effect of the Steel Fabricating Segment's sales related gains were increased raw material costs in the form of higher flat-rolled prices from the Steel Making Segment and external suppliers.

     INTEREST INCOME/EXPENSE. Interest income for the third quarter of 1994 totaled $3.5 million, exceeding the third quarter of 1993 by $3.1 million. The increase is due primarily to income generated on the proceeds received from issuance of $255 million of debt and $117.6 million of equity. Interest expense of $4.3 million for the third quarter of 1994 surpassed the same period for the prior year $2.9 million arising from the issuance of $255.0 million of long term debt in the third quarter of 1994. In the third quarter of 1994, interest expense of $0.7 million was capitalized as part of the continuous thin slab caster and hot strip mill project.

     NON-OPERATING INCOME. Non-operating income in the third quarter of 1994 was $0.7 million higher than the $0.3 million expense recorded in last year's comparable period. Non-operating income in the third quarter of 1994 included a $0.6 million refund of prior years' utility costs from Commonwealth Edison and $0.1 million royalty income.

     INCOME TAX EXPENSE. Income tax expense for the third quarter was favorably affected by an adjustment of the estimated affective tax rate for the year from 40 percent to 38 percent.

     EXTRAORDINARY ITEM. An extraordinary expense item of $2.9 million, or $1.8 million net of taxes was recorded in the third quarter of 1994. The extraordinary item results from a prepayment penalty for the early extinguishment of previously existing $50.0 million Senior Notes.

     NET INCOME. The Company recorded a loss of $1.0 million, or $0.12 per share in the third quarter of 1994 versus income of $0.1 million, or $0.02 cents per share, recorded in the third quarter of 1993.

NINE MONTHS ENDED SEPTEMBER 25, 1994 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 26, 1993

     NET SALES. Consolidated net sales of $379.6 million for the nine months ended September 25, 1994 were $42.6 million, or 13 percent higher than net sales in the first nine months of 1993. Higher shipment volume represented a $22.0 million increase in sales supplemented by a 6 percent increase in average selling prices over last year's comparable period. The increased selling prices had a $20.6 million favorable impact on sales in comparison to the nine months of 1993. The favorable comparison can be largely attributed to strong economic conditions increasing the demand for steel and improving average selling prices.

     STEEL MAKING SEGMENT. Net sales for the Steel Making Segment advanced to $253.8 million in the nine months of 1994, a $28.3 million, or 13 percent, improvement over last year's comparable period. Sales to unaffiliated customers increased 21 percent to $165.9 million while intersegment sales of $87.8 million were consistent with the first nine months of 1993. The increase in the Steel Making Segment's net sales was the result of a 7 percent increase in average selling prices and a 26,392 ton increase in shipments.

     STEEL FABRICATING SEGMENT. Steel Fabricating Segment net sales of $215.0 million in the first nine months of 1994 were $14.2 million, or 7 percent higher than the comparable period in the prior year. A 6 percent increase in average selling prices accounted for substantially all of the sales improvement while increased shipments generated the remainder of the increase over last year's first nine months.

     GROSS PROFIT. The gross profit for the first nine months of 1994 of $51.6 million was $23.2 million higher than the gross profit recorded during last year's comparable period. The increase in gross profit was due to higher average selling prices for the Company's products and increased shipment volume. Operating costs, however, were higher in the first nine months of 1994. Higher material costs, increased expenditures and higher insurance and pension costs were the primary reasons for the increased operating costs. The gross profit, as a percentage of net sales, was 13.6 percent in the first nine months of 1994 versus 8.4 percent in last year's comparable period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling and administrative expense totaled $22.9 million (6.0 percent of net sales) and $21.6 million (6.4 percent of net sales) for the first nine months of 1994 and 1993, respectively.

     OPERATING INCOME. Operating income for the Company for the nine months ended September 25, 1994 was $19.2 million as compared to operating income of $6.8 million in the first nine months of 1993. The operating results were reduced by a $9.5 million nonrecurring charge resulting from adjustments relating to the continuous thin slab caster/hot-strip mill complex.

     STEEL MAKING SEGMENT. Operating income for the Steel Making Segment totaled $5.5 million as compared to the $1.3 million loss recorded in the first nine months of 1993. Earnings were reduced by a $9.5 million nonrecurring charge consisting of an impairment of assets and contractual employee reduction costs related to the construction of the continuous thin slab caster/hot-strip mill complex. The earnings improvement was driven by a 6 percent increase in average selling prices and increased shipments. Shipments to external customers were 13 percent higher than last year's comparable period while shipments to the Steel Fabricating Segment were 16,000 tons, or 7 percent, lower than in the first nine months of 1993. Approximately 62 percent of shipments and 66 percent of gross profit in 1994 was attributable to external customers while the remainder was generated by sales to the Steel Fabricating Segment. In 1993's first nine months, the Steel Making Segment shipped 58 percent and derived 60 percent of its gross profit from external customers. In total, the increased selling prices generated $13.9 million in increased revenue while the increased shipments contributed $5.5 million over last year's results. Partially offsetting the Steel Making Segment's sales-related gains were increased material costs and higher insurance and pension costs for the Steel Making Segment's active and retired employees.

     STEEL FABRICATING SEGMENT. The Steel Fabricating Segment's operating income of $13.5 million for the first nine months of 1994 was $4.6 million higher than in last year's comparable period with virtually all of the increase derived from a 7 percent increase in average selling prices. Acme Packaging's operating income for the first nine months of 1994 was 27 percent higher than last year's comparable period due primarily to a 3 percent increase in average selling prices for steel strapping. Alpha Tube's results in 1994 more than doubled as a result of a 14 percent increase in average selling prices for welded tubing, and Universal's operating income was slightly lower in connection with an increase in selling administrative expenses of 25 percent and increased sales volume. The majority of the price increases for the Steel Fabricating Segment in the first nine months of 1994 was the result of price increases initiated in 1993. Partially offsetting the Steel Fabricating Segment's sales related gains were increased raw material costs in the form of higher flat-rolled prices from the Steel Making Segment and external suppliers.

     NON-OPERATING INCOME. Non-operating income in the first nine months of 1994 was $1.3 million higher than last year's comparable period due primarily to a refund of prior years' utility costs recorded in the current period.

     INTEREST INCOME/EXPENSE. Interest income for the first nine months of 1994 totaled $4.6 million, exceeding the first nine months of 1993 by $3.4 million. The increase is due to income generated on proceeds received from issuance of debt and equity in the third quarter of 1994. Interest expense of $6.9 million for the first nine months of 1994 surpassed the same period for the prior year $2.9 million arising from the issuance of long term debt in the third quarter of 1994. In the third quarter of 1994, interest expense of $0.7 million was capitalized as part of the continuous thin slab caster and hot strip mill project.

     INCOME TAX EXPENSE. The income tax expense for the nine months of 1994 totaled $7.0 million based on a 38 percent effective tax rate as compared to the $1.5 million expense in the first nine months of 1993, based on a 40 percent effective rate.

     EXTRAORDINARY ITEM.     An extraordinary expense item of $2.9 million, or
$1.8 million net of tax was recorded in the third quarter of 1994. The extraordinary item results from a prepayment penalty for the early extinguishment of existing $50.0 million Senior Notes.

     NET INCOME. The Company recorded earnings of $9.4 million, or $1.42 per share in the first nine months of 1994 versus the $2.2 million, or 42 cents per share, recorded in the first nine months of 1993.

LIQUIDITY AND CAPITAL RESOURCES

     MODERNIZATION PROJECT. The Board of Directors of the Company approved, and the Company completed financing for the $372 million continuous thin slab caster/hot strip mill complex at the Company's Acme Steel Company subsidiary's Riverdale, Illinois steel works facility.

     Based on the turnkey contract price, without taking into account financing costs or changes that may be requested by Acme Steel during construction, management estimates that the cost of the Modernization Project, including equipment, ancillary facilities, construction and general contractor fees, and including certain project costs which are the responsibility of the Company, will not exceed $372 million. The Company will finance these expenditures exclusively from proceeds obtained by issuance of 5.6 million shares of common stock for $117.6 million and $255 million of debt (together with cash on hand and operating cash flow). The issuance of debt consists of Senior Secured Notes of $125.0 million, Senior Secured Discount Notes of $80 million, and a Term Loan Facility of $50.0 million.

     The Senior Secured Notes carry an aggregate principal amount of $125.0 million at an interest rate of 12.5 percent due 2002. The interest is payable semi-annually on February 1 and August 1, of each year commencing February 1, 1995.

     The Senior Secured Discount Notes, due 2004, provided gross proceeds of $80.0 million. The Senior Discount Notes, which yield 13.5 percent will accrete to an aggregate principal amount of $117.9 million on August 1, 1997. Thereafter, interest will be payable semi-annually.

     The Term Loan Facility of $50.0 million bears interest at 400 basis points above the LIBOR rate and is adjusted quarterly. Interest payments are due quarterly. The Term Loan has a graduated maturity schedule for quarterly principal payments beginning November 1, 1998 and continuing through August 1, 2001.

     The facility is expected to take 27 months to complete and upon its completion will reduce the cost of the Steel Making Segment by approximately 20 percent. The cost savings will be realized by increased productivity yields, reduced utility costs, and reduced manpower.

     At September 25, 1994 cash balances totaled $138.3 million, up $87.8 million from the December 26, 1993 balance. Operating activities generated $35.4 million of cash in the first nine months of 1994 comprised primarily of a combination of net income of $9.4 million, $11.7 million of non-cash depreciation and the nonrecurring charge of $9.5 million, $1.4 million of non-cash interest expense on the Senior Discount Notes and $3.4 million from changes in working capital and non-current accounts. The change in working capital and non-current accounts was due to a decrease in receivables and inventory balances, and increases in the retired medical and pension liability accruals.

     Financing activities reducing cash included debt issuance costs of $14.3 million. Proceeds from the exercise of stock options totaled $2.6 million. Also reducing cash was the prepayment of $50.0 million of previously existing Senior Notes.

     Investing activities include a $42.0 million payment to Raytheon Engineers & Constructors, Inc. for the construction of the continuous thin slab caster/hot strip mill project. The remainder of funds received from the issuance of debt totaling $200.4 million, after the payments of issuance costs and Raytheon Engineers, was reclassified as non-current restricted cash. The funds are held in trust and are restricted for the construction of the continuous thin slab caster/hot strip mill complex.

     Working capital stood at $186.9 million at the end of the third quarter, up $93.7 million over last December's ending amount. The current ratio increased from 2.2 at the end of 1993 to 3.7 at September 25, 1994. The Company has a new three year $80 million revolving credit agreement secured by accounts receivable and inventory which has not been utilized in 1994. The previously existing $60.0 million revolving credit agreement was terminated.

                         PART II.     OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibit 15 - Letter Regarding Unaudited Interim Financial Information

     (b)  Exhibit 27 - Financial Data Schedule

     (c)  Reports on Form 8-K


     On June 30, 1994, the Company issued a press release announcing that the Board of Directors had approved construction of the proposed continuous thin slab caster/hot strip mill complex at its Acme Steel Company in Riverdale, Illinois, plant contingent upon successful completion of the financing for the project and that the Company had selected Raytheon Engineers & Constructors, Inc. of Philadelphia to serve as general contractor for the project and SMS Schloemann-Siemag AG, of Dusseldorf, as the primary equipment supplier.

     The report on Form 8-K disclosing the above matter was filed on August 3, 1994.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ACME METALS INCORPORATED



Date: November 9, 1994                  By:   /s/ J. F. Williams
                                             -----------------------------
                                             Jerry F. Williams
                                             Vice President - Finance
                                             and Administration
                                             (Principal Financial Officer)



                                        By:  /s/ G. J. Pritz
                                             -----------------------------
                                             Gregory J. Pritz
                                             Controller
                                             (Principal Accounting Officer)