Form 10-K/A
period 1993-12-26
ACME METALS INC /DE/
filed 1995-01-17
CIK 883702

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.20549

                                Amendment No. 2
                                  FORM 10-K/A

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

      The following Consolidated Financial Statements of Acme Metals Incorporated and the related Report of Independent Accountants are included in
Item 8 and Item 14 (a) (1):

                                                                               Page in
                                                                                this
                                                                              Form 10-K
                                                                             -----------

    Report of Independent Accountants                                            33
    Consolidated  Statements  of  Operations  for  the  fiscal  years ended
        December 26, 1993 December 27, 1992 and December 29, 1991                34
    Consolidated Balance Sheets at December 26, 1993, December 27, 1992 and
        December 29, 1991                                                        35
    Consolidated Statements  of  Cash  Flows for  the  fiscal  years  ended
        December 26, 1993, December 27, 1992 and December 29, 1991               36
    Consolidated  Statements  of Changes  in  Shareholders' Equity  for the
        fiscal years  ended  December  26,  1993,  December  27,  1992  and
        December 29, 1991                                                        37
    Notes to Consolidated Financial Statements                                   38

      The following Consolidated Financial Statement Schedules of Acme Metals Incorporated are included in Item 14 (a) (2):

    Quarterly Results (Unaudited)                                                51
    Schedule V - Property, Plant and Equipment                                   52
    Schedule VI - Accumulated Depreciation of Property, Plant and Equipment      53
    Schedule VIII - Valuation and Qualifying Accounts and Reserves               54
    Schedule X - Supplementary Income Statement Information                      54

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


/s/ Price Waterhouse


March 21, 1994
Chicago, Illinois

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

                            ACME METALS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

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

      Although management believes it will be required to make further substantial expenditures for pollution abatement facilities in future years, because of the continuous revision of these regulatory and

                            ACME METALS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
statutory requirements, the Company is not able to reasonably estimate the specific pollution abatement requirements, the amount or timing of such expenditures to maintain compliance with these environmental laws. While such expenditures in future years may be substantial, management does not presently expect they will have a material adverse effect on the Company's future ability to compete within its markets.

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