Form 10-K
ACME METALS INC /DE/
filed 1995-03-24
CIK 883702

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 25, 1994 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             ---------------------

                         COMMISSION FILE NUMBER 0-14727

                            ACME METALS INCORPORATED
             (Exact name of registrant as specified in its charter)

       DELAWARE            36-3802419
      (State of         (I.R.S. Employer
    incorporation)       Identification
                              No.)

  13500 SOUTH PERRY
        AVE.,              60627-1182
 RIVERDALE, ILLINOIS       (Zip Code)
(Address of principal
  executive offices)

                                 (708) 849-2500
              (Registrant's telephone number, including area code)

                         ------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS
                                ----------------
                    Common stock, par value $1.00 per share

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    The aggregate market value as of February 10, 1995 of common stock, $1 par value, held by non-affiliates of the Registrant was: $185,807,862

    Number of shares of Common Stock outstanding as of February 10, 1995, 11,434,330.

    The following documents are partially incorporated into this report by reference:

(1) Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled April 27, 1995 partially incorporated by reference into Part III, Items 10, 11, 12 and 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            ACME METALS INCORPORATED

                        1994 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                           PART I
                                                                                    Page
                                                                                 -----------

Item              1.  Business.................................................           3
Item              2.  Properties...............................................           7
Item              3.  Legal Proceedings........................................           8
Item              4.  Submission of Matters to a Vote of Security Holders......          14
                                          PART II

Item              5.  Market for the Company's Common Stock and Related
                       Stockholder Matters.....................................          14
Item              6.  Selected Financial Data..................................          15
Item              7.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.....................          17
Item              8.  Financial Statements and Supplementary Data..............          24
Item              9.  Changes in and Disagreements With Accountants on
                       Accounting and Financial Disclosure.....................          24
                                          PART III

Item             10.  Directors and Executive Officers of the Company..........          25
Item             11.  Executive Compensation...................................          26
Item             12.  Security Ownership of Certain Beneficial Owners and
                       Management..............................................          26
Item             13.  Certain Relationships and Related Transactions...........          26
                                          PART IV

Item             14.  Exhibits, Financial Statement Schedules and Reports on
                       Form 8-K................................................          26

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

    (B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The Company reports its operations by two industry segments, Steel Making and Steel Fabricating. Financial information about the Company's industry segments is contained in the BUSINESS SEGMENTS section of the Notes to the Consolidated Financial Statements on page 51.

    (C)  NARRATIVE DESCRIPTION OF BUSINESS

        Steel Making Segment
    Acme is a fully integrated producer of steel products. Acme's line of products is concentrated on the manufacture of flat-rolled steels, including sheet and strip steel. In the flat-rolled steel market Acme specializes in producing carbon steels, especially high carbon steels, alloy steels, and high strength steels. The principal markets served by Acme include the agricultural equipment, automotive components, industrial equipment, industrial fastener, pipe and tube, processor, and tool manufacturing industries. The Company's Steel Fabricating Segment consumes approximately 30 - 50 percent of Acme's steel production. Acme's focus on external customers is centered around customers whose demand levels and metallurgical requirements are for the small production quantities available from Acme's facilities. Acme's sales represented about 44, 41 and 37 percent of total Company sales in 1994, 1993 and 1992 respectively.

    Acme's facilities are located in Riverdale and Chicago, Illinois, and include the following plant facilities: coke ovens, blast furnaces, pigging machines, basic oxygen furnaces, rolling mill, a slab grinder, hot strip mills, pickle lines, cold mills, annealing furnaces, slitter lines, and cut-to-length lines.

    Acme is the smallest integrated steel producer in the U.S. with annual hot band shipping capability of approximately 720,000 tons. This compares with total U.S. shipments of all steel products of approximately 88 million tons.

        Steel Fabricating Segment
    Packaging, which was incorporated as a separate entity in December 1991, is one of the two major domestic producers of steel strapping and strapping tools in North America and, by management estimates, shares approximately 80 percent of the domestic market equally with its primary competitor. Strapping is currently produced at four plants located throughout the U.S. and represented approximately 32, 33 and 36 percent of the Company's sales in 1994, 1993 and 1992, respectively. Principal markets served by Packaging include the agricultural, automotive, brick, construction, fabricated and primary metals, forest products, paper and wholesale industries. Packaging receives all of its flat-rolled steel supply from Acme.

    Packaging currently manufactures its products in four steel strapping plants, located in Riverdale, Illinois; New Britain, Connecticut; Leeds, Alabama and Bay Point (formerly Pittsburg-West), California.

    Alpha, which was acquired in May 1989, is a leading producer of high quality welded carbon steel tubing used for furniture, recreational, contractors' and automotive applications. Alpha receives a significant portion of its flat-rolled steel supply from Acme. Alpha markets its products to the appliance, automotive, construction, heating and cooling equipment, household and leisure furniture, material handling, recreational products, and warehouse industries. Alpha's sales represented approximately 16 percent of total sales for the Company in each of the last three years.

    Alpha operates three facilities in Toledo, Ohio, including two manufacturing facilities equipped with rolling mills for the production of steel tube and pipe, and a plant for slitting steel.

    Universal, acquired in May 1987, produces automotive and light truck jacks, tire wrenches and accessories for the original equipment manufacturer ("OEM") market in North America. Management estimates that it currently holds a 30 percent share of the OEM market for auto and light truck jacks in North America. Universal receives virtually all its flat-rolled steel supply from Acme. Universal markets its products to domestic and foreign transplant automotive manufacturers and the automotive aftermarket. Universal's sales were approximately 8, 10 and 11 percent of total Company sales in 1994, 1993 and 1992, respectively.

    Universal's production facilities, located in Butler, Indiana, include a computer assisted design and manufacturing system, and automated stamping and assembly lines.

        Employee Relations
    The Company has a work force of 2,748 employees, of which 659 are salaried and 2,089 are paid hourly. The unionized work force totals 1,943, or 71 percent of total employment. None of the salaried work force is unionized and the hourly work force at one site (Alpha) is non-union as well. The Company's relationships with the unions are good. There have been no strikes or work stoppages at any location since the Company's purchase of the plants in Connecticut, Alabama, California and Indiana. The last strike at the Riverdale and Chicago locations was in 1959 during a major steel industry work stoppage. In addition, the Company instituted Labor Management Participation Teams in 1982 as a vehicle for problem solving in a team environment and a Total Quality Improvement Program in 1991 to establish standards to achieve the highest quality product from the existing facilities. Union members participate extensively in these two programs.

    The Company has a contract in place with the United Steelworkers covering approximately 1,500 employees at the Acme and Packaging operations in Chicago and Riverdale, Illinois. The contract expires in 1999, contains a no-strike provision, and a wage reopener in 1996 subject to binding arbitration.

        Raw Materials
    Acme's principal raw materials are iron ore and coal. Iron ore requirements are expected to continue to be satisfied through an equity interest in Wabush Mines in Newfoundland (Labrador) and Quebec, Canada and through term contracts and purchases on the open market. Acme is obligated to purchase iron ore from Wabush at the higher of production cost or market. Production cost currently approximates market; however, there can be no assurance that the mine's cost structure will not increase in the future in excess of world market prices. During 1994, Acme acquired approximately 53 percent of its iron ore needs from Wabush under this agreement with the balance of ore requirements at a competitive delivered cost. Coal requirements are expected to be satisfied through term contracts and purchases on the open market. The Company believes Acme's sources of iron ore, coal and other raw materials are adequate to provide for its foreseeable needs.

        Environmental Compliance
    The operations of the Company and its subsidiary companies are subject to numerous Federal, state and local laws and regulations providing a comprehensive program of controlling the discharge of materials into the environment and remediation of certain waste disposal sites by responsible parties for the protection of public health and the environment. In addition, various Federal and state occupational safety and health laws and regulations apply to the work place environment. See ITEM 3, LEGAL PROCEEDINGS, (B) ENVIRONMENTAL for a complete discussion of environmental proceedings.

        Backlog; Trademarks; Patents
    None of the Company's subsidiaries had a significant amount of backlog at December 25, 1994 and neither the Company nor its subsidiaries hold any patents, trademarks, licenses or franchises which are deemed material to its overall business.

    (D)  COMPETITIVE CONDITIONS IN THE STEEL INDUSTRY

        General Steel Market
    The U.S. integrated steel industry has suffered economically in the past decade due to increased competition from mini-mills, lack of investment in newer steel making technologies, foreign competition (often government subsidized), increasing costs associated with government-mandated environmental regulations and high labor and benefit costs compared to its competition.

    U.S. domestic shipments for all steel products have averaged approximately 88 million tons per year for the last three years. While total U.S. shipments of steel have grown by an average of 2.4 percent per year since 1982, steel exports by U.S. producers have accounted for most of that growth. Domestic steel consumption has been essentially flat over the past ten years.

    The industry has raw steel production capacity estimated to be 110 to 117 million tons. In addition, over 85 percent of current U.S. steel production is continuously cast. These two factors together with the industry's ongoing successful efforts to improve productivity and reduce costs have contributed to significant downward pressure on the price of steel in the marketplace. Real steel selling prices have fallen at an annual rate of 3.5 percent over the past decade although during 1993 and 1994, steel prices have increased on average. The Company believes the trend toward lower real steel prices will continue, although at a slower rate.

    Over the long-term, steel prices will be set by the lowest cost producers, and the lowest costs will be attained through the implementation of new technologies. The flat-rolled steel market provides strong evidence of this downward trend in real steel prices due to decreasing costs. Technological innovation is likely to continue in the steel industry and producers will be required to achieve significant, sustainable cost reductions to succeed.

        Special Grade Market
    This component of the flat-rolled market represents the medium carbon, high carbon, high strength low alloy ("HSLA") and alloy markets. The total annual specialty market is approximately 3 million tons, of which Acme's share is estimated to be 6 to 7 percent. However, in the portion of the market where Acme is not facility-limited (where customers can use narrow widths and have no continuous cast requirement), it holds an approximately 30 percent share. Acme's principal customer markets are agricultural equipment, industrial fasteners, hand and power tools, rerollers, automotive components and construction.

        Low Carbon Flat-rolled Market
    Flat-rolled products comprise approximately 50 percent of the U.S. steel market, or about 40-45 million tons per year, of which the majority is in low carbon sheet and strip. Acme's share is estimated to be less than 1 percent. The key end users are automotive OEMs, automotive stampers, can and container manufacturers, the construction industry, appliance makers, tubing manufacturers and steel service centers.

        Acme's Competitive Position
    For commercial sales to unaffiliated customers, Acme currently competes principally in the mid- and high-carbon and alloy steel markets. Acme has numerous competitors composed principally of steel service centers and, to a lesser extent, smaller integrated mills.

    Acme faces the same challenges as the rest of the steel industry. While Acme has reported operating losses in one of its last 3 years, it has generally outperformed the industry on average. Because of Acme's high overall cost structure resulting from its outmoded steel finishing process and the competitive forces affecting the entire steel industry, steel making has proven to be only marginally profitable even at the upper end of the business cycles. Management believes that Acme, and the U.S. steel industry as a whole, benefitted during 1993 and 1994 from an upturn in the business cycle and increases in steel prices on average over the past two years. There can be no assurance that this upturn in the business cycle will continue or that the industry will be successful in maintaining current price levels.

    (E)  THE MODERNIZATION AND EXPANSION PROJECT

    Acme's existing rolling mill facilities cannot produce a coil which is large and wide (more than 30 inches) enough to satisfy the needs of many users of flat-rolled steel. In addition, the existing physical limitations of the mill facilities do not allow Acme to fully utilize its existing raw steel manufacturing capability. Further, large users increasingly demand continuously cast materials, and many other users prefer such materials.

    Since 1982, a number of U.S. steel mills have constructed conventional thick slab continuous casting production facilities. Currently, about 90 percent of U.S. Steel Mills producing sheet, sheet strip, and plate utilize conventional thick slab casting.

    The conventional thick slab facilities are a technological step behind the new continuous thin slab casting facilities, which eliminate the extra heating and rolling necessary to flatten thick slabs to an appropriate dimension. At present there are 2 operating thin slab casting facilities in North America, which have a combined estimated capacity of 4 million tons per year. In addition, thin slab casting facilities are under construction with an estimated combined capacity of 5.5 million tons. Three other sites are also currently under consideration. Of the companies currently using or planning to construct continuous thin slab casters, none have or will have the facilities to use basic oxygen furnace steel. Instead, these new installations will use scrap steel as their raw material.

    In response to these and other competitive concerns, in July 1992, the Company announced it was conducting a feasibility study of a new continuous thin slab caster/hot strip rolling mill complex (the "Modernization and Expansion Project") at the Company's Riverdale, Illinois plant. The study concluded that successful implementation of the Modernization and Expansion Project should result in significantly more favorable financial results for the Company beginning in 1997 than those it would achieve if it continued its steel making business with its existing facilities. This improved financial performance would result from increased sales due to increased production capability and product range, higher yields, lower costs, increased efficiency, and more consistent product quality.

    The  Board  of  Directors  of  the  Company  decided  to  proceed  with  the
Modernization   and  Expansion  Project  in  August  1994  coincident  with  the completion of the financing. The final cost, including equipment, ancillary facilities and construction, is expected to be approximately $392 million excluding capitalized interest costs and certain internal costs directly related to the Modernization and Expansion Project. See LIQUIDITY AND CAPITAL RESOURCES in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The Modernization and Expansion Project will include facilities for both the continuous casting of thin steel slabs (approximately 2" in thickness and 60" in width) ("Caster") and the hot rolling of those slabs into steel strip ("Mill") and is being constructed in a new building on a site adjacent to Acme's current steel making facilities. Steel production at Acme's existing facilities will continue during construction without disruption or reduction of product available for supply to customers. When fully operational, the Modernization and Expansion Project should be capable of producing Acme's anticipated product mix.

    The Modernization and Expansion Project will involve substantial costs in addition to those for the construction of the facility itself. The new Caster and Mill will eliminate several labor-intensive operations Acme now must employ. The efficiencies resulting from the elimination of these operations will result in a reduction of Acme's workforce of between 250 and 300 people. The Company has taken a $2.3 million charge to income in 1994 to account for the contractual employee reduction costs associated with the project. The Company also took a $7.2 million charge to income in 1994 to reflect an impairment of the existing steel finishing facilities which will be replaced by the Modernization and Expansion Project. The charges were reflected in the Company's third quarter results. Further, during the Modernization and Expansion Project's final completion phase, including initial testing, the Company anticipates incurring approximately $15 million of start-up related costs, some of which may be capitalized as part of the Modernization and Expansion Project. In addition, the Company will be required to capitalize the interest expenses associated with the Modernization and Expansion Project during the construction period. These capitalized expenses are estimated to be approximately $70-75 million, which will be added to the cost of the Modernization and Expansion Project during the construction period and amortized over the lives of the related assets.

    During construction of the Modernization and Expansion Project, the Company believes Acme's existing steel manufacturing operations will continue during construction with minimal disruption. The Modernization and Expansion Project and the activities of the general contractor will be monitored by a project management team composed primarily of existing officers and employees. In the event there are significant problems with the construction of the Modernization and Expansion Project, senior management may have to devote substantial time to those problems and, as a result, may devote substantially less time than is normal to existing operations. See LIQUIDITY AND CAPITAL RESOURCES in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for a discussion of the financing for the Modernization and Expansion Project.

ITEM 2. PROPERTIES

    The Company, through its subsidiaries, has facilities throughout the United States.

    Acme's principal properties consist of an iron-producing plant in Chicago, Illinois and a steel producing plant in Riverdale, Illinois. These facilities include blast furnaces, coke ovens, pigging machines for the production of molten iron and pig iron, basic oxygen furnaces and rolling mills for the production of flat-rolled steel. Acme also owns equity interests in raw material mining ventures in Newfoundland (Labrador) and Quebec, Canada (iron ore). In addition, Acme owns land adjacent to its steel producing plant in Riverdale, Illinois on which it is constructing the Modernization and Expansion Project.

    Packaging's principal properties consist of steel strapping plants, which include slitting and painting equipment, in Riverdale, Illinois; New Britain, Connecticut; and Leeds, Alabama; and a steel strapping plant in Bay Point (formerly Pittsburg-West), California.

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

    All of these plants are owned in fee except for the Alpha facilities which are leased through 1999, and are renewable at the option of the Company.

    In the opinion of management, the manufacturing facilities of the Company's subsidiaries are properly maintained and their productive capacity is adequate to meet its requirements.

ITEM 3. LEGAL PROCEEDINGS

    (A)  GENERAL

    Pursuant to an Agreement and Plan of Reorganization as of March 5, 1986, the Company (prior to the Company's 1992 reorganization, the Company was Acme Steel Company, now a subsidiary and formerly called Interlake, Inc. hereinafter referred to as the "Company") and Interlake, its former parent company, entered into a Tax Indemnification Agreement ("TIA"). The TIA generally provides for Interlake to indemnify the Company for certain tax matters. Per the TIA, Interlake is solely responsible for any additional income taxes it is assessed related to adjustments relating to all tax years prior to 1982. With respect to any additional income taxes that are finally determined to be due with respect to the tax years beginning in 1982 through the date of the "Spin-Off" (as said term is identified in the Reorganization documents), the Company is responsible for taxes relating to "Timing Differences" related to the Company's "Continuing Operations." A "Timing Difference" is defined generally as an adjustment to income, deductions or credits which is required to be reported in a tax year beginning subsequent to 1981 through the Spin-Off, but which will reverse in a subsequent year. "Continuing Operations" is defined generally as any business and operations conducted by the Company as of the Spin-Off date. Interlake is principally responsible for any additional income taxes the Company is assessed relating to all other adjustments prior to the Spin-Off.

    While certain issues have been negotiated and settled between the Company, Interlake and the Internal Revenue Service for the tax years beginning 1982 through the date of the Spin-Off, certain significant issues for the tax years beginning 1985 through the Spin-Off remain unresolved; and on March 17, 1994, the Company received a Statutory Notice of Deficiency ("Notice") in the amount of $16.9 million in tax as a result of the Internal Revenue Service's examination of the 1982 through 1984 tax years. Interlake has been principally responsible, pursuant to the TIA, for representing the Company before the Internal Revenue Service for the 1982 through 1984 tax years. Should the government sustain its position as proposed for those unresolved issues and those contained in the Notice, substantial interest would also be due
(potentially in an amount greater than the tax claimed). The taxes claimed relate principally to adjustments for which the Company is indemnified by Interlake pursuant to the TIA. The Company has adequate reserves to cover that portion of the tax for which it believes it may be responsible per the TIA. The Company is contesting the unresolved issues and the Notice.

    To date, Interlake has met its obligations under the TIA with respect to all covered matters. In the event, Interlake, for any reason, is unable to fulfill its obligations under the TIA, the Company could have increased future obligations.

    The Company's subsidiaries also have various litigation matters pending which arise out of the ordinary course of their businesses. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position of the Company.

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

    In prior years, the Company has made substantial capital investments in environmental control facilities to achieve compliance with these laws, incurring expenditures of $7.7 million for environmental projects in the period from 1992 through 1994. The Company anticipates making further capital expenditures of approximately $6.2 million for environmental projects during 1995 and $1 million in 1996 to maintain compliance with these laws (exclusive of any such expenditures related to the continuous thin slab caster and hot strip mill project). In addition, maintenance, depreciation and operating expenses attributable to installed environmental control facilities are having, and will continue to have, an adverse effect upon the Company's earnings. Although all of the Company's subsidiary operating companies are affected by these laws and regulations, similar to other steel manufacturing operations, they have had, and are expected to continue to have, a greater impact upon the Company's steel manufacturing subsidiary than on the Company's other operating subsidiaries.

    The Company, principally through its operating subsidiaries, is and, from time to time, in the future will be involved in administrative proceedings involving the issuance, or renewal, of environmental permits relating to the conduct of its business. The final issuance of these permits are generally resolved on terms satisfactory to the Company. In the future, the Company expects such permits will be similarly resolved on satisfactory terms; however, from time to time, the Company is required to pursue administrative and/or judicial appeals prior to achieving a resolution of the terms of such permits.

    The Company, from time to time, may be involved in administrative or judicial proceedings with various regulatory agencies or private parties in connection with claims the Company's operations have violated certain environmental laws, conditions of existing permits or with respect to the disposal of materials at waste disposal sites. The resolution of such matters may involve the payment of civil penalties, damages, remediation expenses and/or the expenditure of funds to add or modify pollution control equipment.

        Waste Remediation Matters
    Pursuant to  the  Comprehensive  Environmental  Response,  Compensation  and
Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, 42 U.S.C., Section 9601 et seq. ("Superfund") and similar state statutes, liability for remediation of property, including waste disposal sites, contaminated by hazardous materials may be imposed on present and former owners or operators of such property and generators or transporters of such materials to a waste disposal site (i.e., Potentially Responsible Parties, "PRPs"). The Company and its operating subsidiaries have been named as PRPs with respect to several such sites. In each instance, the Company's investigation has evidenced either, i) the Company had not disposed of waste materials at the site and was not properly named as a PRP; or, ii) the Company's proportion of materials disposed of at such sites is of sufficiently small volume to qualify the Company as a DE MINIMIS contributor of waste material at such sites. This DE MINIMIS status has been confirmed at essentially all of the applicable sites.

    Although no assurances can be given that new information will not be uncovered which would cause the Company and its subsidiaries to lose their DE MINIMIS status at these sites, or, that the Company, or its subsidiary companies, would not be named as PRPs at additional sites, the Company presently believes its total costs for the sites named above will not be material.

    In  addition  to  the  foregoing   Superfund  sites,  the  following   waste
remediation matters relating to the Company's subsidiary companies are currently pending:

    LEEDS, ALABAMA - ELEVATED LEVELS OF LEAD. In September 1992, Packaging hired a consulting engineering firm for the purpose of providing soil sampling and analysis in connection with an application for a storm water permit for its Leeds, Alabama, plant. Pursuant to an investigation conducted by the consultant, elevated levels of lead were discovered on the property, including one area of the property wherein buried drums were discovered containing lead.

    In January 1993, Packaging advised the seller of this plant site that the sampling program was initiated in conjunction with filing a Notice of Intent for the plant for coverage under the Alabama Department of Environmental Management's General Storm Water Discharge Permit. The seller was advised that the results of the sampling program showed runoff from the west parking lot area contained elevated concentrations of lead in the samples. Pursuant to Packaging's investigation, Packaging advised the seller that all evidence indicated these conditions were present on the property at the time the seller owned the property and were present at the time the Leeds, Alabama, facility was sold to the Company on March 29, 1989; and, pursuant to the terms of the purchase and sale agreements relating to this property, the seller is responsible for remediating any lead or other contaminants located on this property. Without admitting or denying its liability, the seller has retained a consultant to conduct a full investigation, sampling and analysis of the property.

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

    ACME STEEL COMPANY - NPDES PERMIT. In 1991, the Illinois Environmental Protection Agency ("IEPA"), issued Acme a permit, pursuant to the National Pollution Discharge Elimination System ("NPDES") regulating non-contact water discharges to the Calumet River from Acme's coke and blast furnace plant facilities. The NPDES permit contains strict temperature and storm water discharge limitations. Acme filed an appeal of certain conditions of the permit with the Illinois Pollution Control Board ("IPCB"). Acme is proceeding to resolve this matter through the administrative proceedings which allow for the filing of a Petition for an Adjusted Standard and a request that the IPCB grant Acme an adjusted standard and relief from the temperature limitations. Further, through modification of certain provisions in the permit and the implementation of best management practices, Acme anticipates achieving control of the Acme's storm water discharge to an the extent that it will achieve compliance with other permit conditions.

    In the event these matters are not resolved through the administrative process as outlined above, Acme will petition the IPCB for a variance from the General Use Water Quality Standards. If issued, a variance will provide temporary relief. Future compliance with permit conditions would be achieved at an estimated capital expenditure of approximately $4 million and operating expenses would be incurred at an annual rate of approximately $650,000. In the event Acme's Petition for an Adjusted Standard is denied and a variance is denied, Acme may be subject to penalties until compliance is achieved.

    The Company believes Acme has demonstrated it is entitled to the issuance of an Adjusted Standard, or absent an Adjusted Standard, a Variance allowing the Company sufficient time to install additional capital equipment to achieve compliance, however, there are no assurances the same will be granted. If such relief is not granted, and penalties are assessed, the Company does not have sufficient information to estimate its liabilities for such penalties, if any, which may be assessed.

    REMOVAL  CREDITS  AND  PRETREATMENT.    The  Metropolitan  Water Reclamation
District of Greater Chicago ("MWRD") is a publicly owned treatment works ("POTW"). The MWRD applied to the U.S. Environmental Protection Agency ("U.S. EPA") for authority to revise categorical pretreatment standards to reflect the actual treatment provided by the MWRD for waste water discharged to the MWRD's POTW by industrial users ("Removal Credits"). These revised categorical standards, reflecting Removal Credits are essential for Acme to avoid expenditures for control of 4AAP phenol found in discharges from its coke by-products plant and for control of certain other pollutants. In 1987, the MWRD's application was denied by the U.S. EPA and the denial was upheld by the United States Court of Appeals for the Seventh Circuit. The U.S. EPA maintained that under the Clean Water Act and decisions of U.S. District Courts, that it could not approve Removal Credits until it promulgated "sludge criteria."

    In 1993, the U.S. EPA promulgated sludge criteria which included the possibility of granting Removal Credits for phenols only in certain circumstances. Acme petitioned the MWRD for Removal Credits. Following this petition, the MWRD again applied to the U.S. EPA for authority to grant Removal Credits. While this application was denied, the U.S. EPA stated that if the Agency amends its regulations with respect to phenol 4AAP either as a result of the petition filed by the MWRD or independently, that the MWRD may then resubmit its application.

    Acme, together with a similarly situated steel company, filed Comments and a Request for Reconsideration and Clarification concerning the 4AAP phenol component of U.S. EPA's Standards for Disposal of Sludges with the U.S. EPA and filed a Petition for Review of the U.S. EPA's decision with the Court of Appeals for the DC Circuit. Both the Comments and Request for Reconsideration and the Petition for Review are pending. The steel companies filed a motion with the DC Circuit Court to stay the appeal pending U.S. EPA's consideration of the Comments and Administrative Request for Reconsideration and Clarifications. The Court granted this Motion on September 14, 1994. While Acme continues to challenge the U.S. EPA's denial of the Removal Credits application and is pursuing administrative and legal remedies, Acme could be subject to allegations it is in violation of currently applicable pretreatment standards and could be required to negotiate appropriate resolutions with the U.S. EPA and the MWRD which could result in the payment of penalties. In the event Acme is unsuccessful in its challenge of U.S. EPA's actions, capital expenditures required to bring its discharges to the MWRD into compliance with the current applicable pretreatment standards are estimated at approximately $6 million.

    Although Acme is vigorously pursuing its administrative and judicial remedies and would vigorously contest any action to assess civil penalties against Acme, the Company does not have sufficient information to estimate its potential liability, if any, if Acme's efforts to obtain such relief, or contest such penalty assessments, are not successful.

    ILLINOIS STATE IMPLEMENTATION PLAN FOR PARTICULATES. Acme, together with other Illinois steel companies, engaged in extensive discussions with the IEPA leading to the development of regulations governing the emissions of particulate matter from various steel manufacturing facilities operated by Acme and others. These regulations were submitted to the U.S. EPA for approval as part of IEPA's State Implementation Plan ("SIP").

    On November 18, 1994, the U.S. EPA conditionally approved these regulations. The conditions imposed by the U.S. EPA for this SIP approval required a commitment by the IEPA to adopt more stringent rules for various sources at Acme and other steel companies. Acme, together with other steel companies, filed a Petition for Review of U.S. EPA's action in the U.S. Court of Appeals for the Seventh Circuit on January 4, 1995 (Docket No. 95-1025).

    The steel companies, including Acme, are engaged in discussions with the U.S. EPA and the IEPA regarding the need for these more stringent rules and what additional particulate emission controls, if any, may be appropriate or required under Federal law. These discussions and the Petition for Review are pending and no estimate can be made whether additional emission controls will be required or the cost of such controls at this time.

        Other Matters
    ACME STEEL COMPANY - MELT SHOP DESULFURIZATION FUGITIVE EMISSIONS. Following internal reviews of current desulfurization requirements, Acme determined that existing environmental controls for desulfurizing molten iron at its Riverdale, Illinois, melt shop were not sufficient to control fugitive emissions from this process. The higher percentage of molten iron needing desulfurization is a result of increased market place demands for lower sulfur content in finished steel goods sold by Acme.

    Acme, after completion of its internal review and preliminary engineering evaluation, requested a meeting and began discussions with the U.S. EPA and IEPA in August 1994 regarding an improved fugitive emission control program. During these discussions, concerns were raised regarding fugitive emissions from the iron transfer station and Acme will include this operation in its new emission control system. The cost of this emission control system, which will be completed in 1995, is currently estimated to be $2.5 million.

    Discussions are ongoing with the environmental agencies towards a final agreement on this new control system. U.S. EPA has indicated it may seek penalties for past violations and for any economic benefit which may have accrued to Acme by reason of a delay in achieving compliance with fugitive emission regulations for the iron desulfurization and transfer operations under U.S. EPA's civil penalties policies. The Company does not believe Acme incurred any economic benefits from delayed compliance with respect to these emissions and intends to vigorously oppose any efforts to assess such penalties against Acme.

    METROPOLITAN WATER RECLAMATION DISTRICT OF GREATER CHICAGO (MWRD) - CEASE AND DESIST ORDERS (C&D ORDER). Cease and Desist Order No. 32453. On March 24, 1994, the MWRD issued C&D Order No. 32453 relating to Acme's self-reported discharges of total cyanide to the MWRD's sanitary sewer system in quantities in excess of the limits authorized by the MWRD's Sewage and Waste Control Ordinance at its Chicago, Illinois Coke Plant. Following extensive investigation of the cause and evaluation and testing of appropriate treatment methodologies, Acme selected a treatment system and submitted a proposed construction schedule to the MWRD for review. The cost of this treatment system will be approximately
$1.1 million. In the interim, the MWRD has agreed to extend the date for demonstrating compliance at this source to March 23, 1995, and based on reasonable progress towards achieving compliance, further extensions of this deadline.

    Cease and Desist Order No. 38357. On July 13, 1994, the MWRD issued C&D Order No. 38357 relating to Acme's self-reported discharges of lead, mercury, iron and pH in quantities in excess of, or out of the range of, the limits authorized by the MWRD's Sewage and Waste Control Ordinance. Following investigation and corrective action, these violations were corrected for all parameters except lead. Acme is continuing its investigation of the potential source(s) of the excess lead discharges and whether modifications will be necessary for the treatment system at this source at its Riverdale, Illinois plant. Pending the completion of these investigations and evaluations, the Company is unable to determine the cost to demonstrate compliance at this source. Acme intends to seek an extension from the MWRD of the date for demonstrating compliance with the lead limitations. If the MWRD does not grant an extension, Acme may be subject to penalties until compliance is achieved.

    1986 REORGANIZATION MATTERS. Pursuant to an Agreement and Plan of Reorganization dated as of March 5, 1986, (the "Reorganization") between the Company and Interlake entered into a Cross-Indemnification Agreement, dated May 29, 1986, (the "Agreement") more specifically described in Exhibit 10.2 to the Company's Annual Report/Form 10-K filed with the U.S. Securities Exchange Commission for the fiscal year 1992.

    Pursuant to the terms of this Agreement, for a period of ten (10) years following the date of the Spin-Off (as said term is identified in the Reorganization documents), the Company undertook to defend, indemnify and hold Interlake and its affiliates harmless from and against any and all Claims, as that term is defined in the Agreement, occurring either before or after the date of the Reorganization and which arose out of or are related to the Acme Business. The Acme Business is more specifically defined in the Agreement as the iron and steel and domestic U.S. steel strapping business as conducted by the Company on or about May 29, 1986. The indemnification by the Company of Interlake with respect to any claims includes, but is not limited to, all claims asserted in connection with the Company's interests or obligations with respect to: Wabush Iron Company, Ltd.; Wabush Mines; Erie Mining Company; Olga Coal Company; assets and liabilities related to qualified welfare and benefit plans with respect to retired, current and future employees of the Company; certain environmental matters relating to the Acme Business, whether brought by a governmental agency or a private entity; workers' compensation matters and occupational safety, health and administration matters; and product liability and general liability matters related to the Acme Businesses. The Agreement designated certain mineral property interests retained by the Company, including land held for the account of the Company by Syracuse Mining Company, a subsidiary of Pickands Mather and Company; stock of Tilden Iron Mining Company; and, lands in Bruce County, Ontario, Canada, being within the scope of the indemnification.

    Similarly, and for the same period of time, Interlake undertook to defend, indemnify and hold the Company and its affiliates harmless from and against all Claims, as that term is defined in the Agreement, occurring either before or after the date of the Reorganization related to the operation of all businesses and properties currently owned, directly or indirectly, by Interlake or any subsidiary of Interlake (other than the Company and its affiliates) and relating to the Transferred Property, as that term is defined in the Reorganization Agreement (but excluding the Acme Business), and, any business and properties discontinued or sold by Interlake Inc. prior to May 29, 1986, including any discontinued or sold businesses or property which, if continued, would be part of the Acme Business. The indemnification by Interlake with respect to any Claims incurred in connection with or arising out of or related to the Interlake Business, as that term is defined more specifically in the Agreement, includes but is not limited to: those claims asserted in connection with certain stock options, rights, awards and programs; certain deferred compensation matters; certain matters arising under qualified welfare and benefit plans and post-retirement income plans; and, environmental matters relating to the Interlake Businesses whether brought by governmental agencies or private entities. These environmental matters include, without limitation, the lawsuit captioned People of the State of Illinois v. Waste Management of Illinois, Interlake, Inc. and First National Bank of Western Springs, Circuit Court of Cook County, Illinois (No. 85 L 30162); the disposal of materials at the landfill operated by Conservation Chemical located at Gary, Indiana, to the extent such materials originated at the plant of Gary Steel Company; and, operation of facilities by predecessors of Interlake, Inc. at Duluth, Minnesota; workers' compensation, occupational safety and health matters relating to the Interlake Business; general products liability and general litigation matters related to the Interlake Business; and, the matters arising from Lake Mining Company, Mauthe Mining Company, Odanah Iron Company, Vermillion Mining Company and Western Mining Company.

    Pursuant to this Agreement, Interlake has provided the defense and paid all costs in the matter of City of Toledo v. Beazer Materials and Services, Inc., successor-in-interest to Koppers Company, Inc., Toledo Coke Corporation, the Interlake Corporation, successor-in-interest to Interlake, Inc., The Interlake Companies, Inc., successor-in-interest to Interlake, Inc., Acme Steel Company, Successor-in-interest to Interlake, Inc., United States District Court, Northern District of Ohio, Western Division, Case No. 3:90 CV 7344, which is an action for declaratory and injunctive relief by the City of Toledo (the "City") to recover its past and future costs and damages associated with the presence of and release of hazardous substances, hazardous wastes, solid waste, industrial waste and other waste at or about property located on Front Street in Toledo, Ohio. The City seeks relief pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Resource Conservation Recovery Act ("RCRA") and on the basis of nuisance. City claims that the defendants owned and/or operated facilities located on Front Street in Toledo, Ohio which generated, transported and/or treated, stored or disposed of hazardous substances, hazardous wastes, solid wastes and industrial wastes or other wastes which were released at and from the facility by defendants or successors-in-interest to the entities which owned, operated, generated, transported and/or treated, stored or disposed of said substances. The trial of the Phase I issues (RCRA claims) in this case was concluded in late 1994; however, the Court has not rendered a decision on the Phase I claims.

    Interlake also has and continues to provide indemnification to the Company for the Duluth, Minnesota, facility which has been designated as a Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, 42 U.S.C. Section 9601, et seq. Interlake's estimate, obtained from publicly filed documents, of the potential remediation costs of contaminated soils, under alternatives Interlake deems appropriate and which it indicates are consistent with U.S. EPA's policy guidance and the Minnesota environmental agency ("MPCA"), range from $3 to $4 million. Other remediation plans for the contaminated soils which contemplate the continued industrial use of the property could cost as much as $20 million. However, Interlake believes that the risks and other assumptions associated with these plans may be overstated. The MPCA also requested Interlake to investigate and evaluate remediation alternatives for the underwater sediments at the Duluth site; however, Interlake indicates it is unable to provide meaningful estimates of the potential cost estimates of such remediation, if any is deemed appropriate, until the investigation is complete and remediation alternatives are reviewed with the MPCA.

    To date, Interlake has met its obligations under the Cross-Indemnification Agreement with respect to all matters covered therein affecting the Company, including those matters related to litigation and environmental matters. The
Company does not have sufficient information to determine the potential liability of the Company, if any, for the matters covered by the Agreement in the event Interlake fails to meet its obligations thereunder in the future. In the event Interlake, for any reason, was unable to fulfill its obligations under the Cross-Indemnification Agreement, the Company could have increased future obligations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the last quarter of the last fiscal year.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND
      RELATED SHAREHOLDER MATTERS

    The information relating to the market for the Company's common stock and related shareholder matters appears in the note to consolidated financial statements titled Long-term Debt and Revolving Credit Agreement, page 46, and on page 1 under the captions Stock Market Information and Dividend Policy which is incorporated by reference in this Form 10-K Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

    TEN YEARS IN REVIEW (dollars in thousands except for per share data)

                                                                          1994       1993
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Income Data
  Net sales                                                             $ 522,880  $ 457,406
--------------------------------------------------------------------------------------------
  Gross profit                                                          $  76,288  $  45,223
--------------------------------------------------------------------------------------------
  Income (loss) before income taxes, extraordinary items and
   cumulative effect of changes in accounting principle                 $  28,693  $  10,432
--------------------------------------------------------------------------------------------
  Income tax provision (credit)                                         $   9,935  $   4,173
--------------------------------------------------------------------------------------------
  Net income (loss) before extraordinary items and cumulative effect
   of changes in accounting principle                                   $  18,758  $   6,259
--------------------------------------------------------------------------------------------
  Extraordinary credit resulting from utilization of net operating loss
--------------------------------------------------------------------------------------------
  Extraordinary expense item related to penalty on prepayment of debt   $  (1,787)
--------------------------------------------------------------------------------------------
  Cumulative effect on prior years of changes in accounting principle
--------------------------------------------------------------------------------------------
  Net income (loss)                                                     $  16,971  $   6,259
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Per Share Data
  Income (loss) before extraordinary (expense) credit and cumulative
   effect of changes in accounting principle                            $    2.38  $    1.15
--------------------------------------------------------------------------------------------
  Extraordinary credit (expense) item                                   $   (0.22)
--------------------------------------------------------------------------------------------
  Weighted average shares outstanding (in thousands)                        7,873      5,439
--------------------------------------------------------------------------------------------
  Cumulative effect of changes in accounting principle
--------------------------------------------------------------------------------------------
  Net income (loss)                                                     $    2.16  $    1.15
--------------------------------------------------------------------------------------------
  Shareholders' equity                                                  $   19.31  $   15.39
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Balance Sheet
  Current assets                                                        $ 273,842  $ 170,394
--------------------------------------------------------------------------------------------
  Property, plant and equipment, net                                    $ 148,829  $ 115,539
--------------------------------------------------------------------------------------------
  Total assets                                                          $ 682,330  $ 333,869
--------------------------------------------------------------------------------------------
  Current liabilities                                                   $  81,391  $  77,197
--------------------------------------------------------------------------------------------
  Long-term debt                                                        $ 265,055  $  49,333
--------------------------------------------------------------------------------------------
  Shareholders' equity                                                  $ 223,278  $  83,203
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Cash flows
  Net cash provided by (used for) operating activities                  $  47,422  $  16,041
--------------------------------------------------------------------------------------------
  Net cash used for investing                                           $(334,124) $ (11,749)
--------------------------------------------------------------------------------------------
  Net cash provided by (used for) financing                             $ 312,897  $  (3,072)
--------------------------------------------------------------------------------------------
  Net increase (decrease) in cash                                       $  26,195  $   1,220
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Ratio Analysis ( percent)
  Gross profit margin                                                        14.6        9.9
--------------------------------------------------------------------------------------------
  Pre-tax margin                                                              5.5        2.3
--------------------------------------------------------------------------------------------
  Net margin                                                                  3.3        1.4
--------------------------------------------------------------------------------------------
  Return on shareholders' equity                                             11.1        7.3(d)
--------------------------------------------------------------------------------------------
  Debt as a percentage of capitalization                                       54         40
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Additional Information
  Depreciation                                                          $  15,514  $  15,234
--------------------------------------------------------------------------------------------
  Capital expenditures                                                  $  56,339  $  11,749
--------------------------------------------------------------------------------------------
  Working capital                                                       $ 192,451  $  93,197
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

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

Certain amounts have been reclassified to conform with the 1994 presentation. A ten-year presentation is provided. Acme Metals Incorporated, formerly Acme Steel Company, became a public company in 1986 when, following the reorganiza-tion of Interlake, Inc., the shares of the company were distributed to shareholders of The Interlake Corporation, pursuant to a reorganization of Interlake, Inc. Financial data for 1985 has been reconstructed.

   1992        1991        1990        1989        1988        1987        1986        1985
----------------------------------------------------------------------------------------------
$  391,562  $  376,951  $  446,042  $  439,412  $  412,453  $  335,488  $  240,314  $  239,861
----------------------------------------------------------------------------------------------
$   29,546  $   27,748  $   36,712  $   51,886  $   54,493  $   31,314  $   14,174  $   12,032
----------------------------------------------------------------------------------------------
$   (4,522) $   (3,050) $    9,388  $   26,126  $   30,982  $   13,302  $  (21,103) $   (2,847)
----------------------------------------------------------------------------------------------
$   (1,673) $     (732) $    3,755  $    9,926  $   12,393  $    6,360  $   (1,451)
----------------------------------------------------------------------------------------------
$   (2,849) $   (2,318) $    5,633  $   16,200  $   18,589  $    6,942  $  (21,103) $   (1,396)
----------------------------------------------------------------------------------------------
                                                $    1,010  $    6,041
----------------------------------------------------------------------------------------------
$  (50,323)
----------------------------------------------------------------------------------------------
$  (53,172) $   (2,318) $    5,633  $   16,200  $   19,599  $   12,983  $  (21,103) $   (1,396)
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
$    (0.53) $    (0.43) $     1.05  $     3.00  $     3.22  $     1.19  $    (3.66) $    (0.24)
----------------------------------------------------------------------------------------------
                                                      0.17        1.03
----------------------------------------------------------------------------------------------
     5,396       5,373       5,356       5,393       5,776       5,856       5,769         N/A
----------------------------------------------------------------------------------------------
$    (9.32)
----------------------------------------------------------------------------------------------
$    (9.85)      (0.43)       1.05        3.00        3.39        2.22       (3.66)      (0.24)
----------------------------------------------------------------------------------------------
$    16.55  $    28.13  $    28.65  $    27.63  $    24.62  $    21.43  $    19.01  $    19.31
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
$  148,860  $  134,192  $  126,497  $  149,199  $  102,572  $   86,117  $   70,772  $   58,837
----------------------------------------------------------------------------------------------
$  120,689  $  129,730  $  133,419  $  116,552  $  104,024  $   99,285  $   91,583  $   88,806
----------------------------------------------------------------------------------------------
$  300,702  $  290,736  $  286,603  $  285,275  $  224,070  $  201,155  $  177,085  $  171,205
----------------------------------------------------------------------------------------------
$   59,425  $   50,027  $   50,026  $   57,683  $   66,331  $   51,511  $   47,297  $   49,250
----------------------------------------------------------------------------------------------
$   56,000  $   59,500  $   59,500  $   59,500  $    9,500  $    9,500  $   10,000
----------------------------------------------------------------------------------------------
$   89,295  $  150,664  $  152,370  $  147,106  $  130,390  $  124,775  $  110,486  $  110,474
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
$   24.018  $   21,721  $   24,045  $   20,805  $   23,252  $   22,750  $   (5,731) $   18,128
----------------------------------------------------------------------------------------------
$   (6,562) $  (10,611) $  (37,693) $  (38,804) $  (16,014) $  (18,909) $  (12,363) $   (6,754)
----------------------------------------------------------------------------------------------
$       34  $     (443) $     (328)     50,155  $  (15,410) $    1,213  $   22,947     (11,381)(a)
----------------------------------------------------------------------------------------------
$   17,490  $   10,667  $  (13,976) $   32,156  $   (8,172) $    5,054  $    4,853  $       (7)(a)
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
       7.5         7.4         8.2        11.8        13.2         9.3         5.9         5.0
----------------------------------------------------------------------------------------------
      (1.2 (b)       (0.8)        2.1        5.9        7.5          4        (8.8)       (1.2)
----------------------------------------------------------------------------------------------
      (0.7 (b)       (0.6)        1.3        3.7        4.8        3.9        (8.8)       (0.6)
----------------------------------------------------------------------------------------------
     (59.5 (c)       (1.5)        3.8       11.6         15         11       (17.9)       (1.2)
----------------------------------------------------------------------------------------------
        40 (c)         28         28         29          7           7           8
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

$   14,705  $   14,224  $   13,031  $   12,031  $   10,742  $    9,873  $    9,629  $    9,202
----------------------------------------------------------------------------------------------
$    7,557  $   10,611  $   28,604  $   14,960  $    9,314  $    7,151  $   12,363  $    6,754
----------------------------------------------------------------------------------------------
$   89,435  $   84,165  $   76,471  $   91,516  $   36,241  $   34,606  $   23,475  $    9,587
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage relationship that items in the Statements of Operations bear to net sales.

                                                                             For the Years Ended
                                                              -------------------------------------------------

                                                               December 25,     December 26,     December 27,
                                                                   1994             1993             1992
                                                              ---------------  ---------------  ---------------
NET SALES                                                            100.0%           100.0%           100.0%
                                                                     -----            -----            -----
COSTS AND EXPENSES:
  Cost of products sold                                               82.5             86.9             88.8
  Depreciation expense                                                 2.9              3.2              3.7
                                                                     -----            -----            -----
Gross profit                                                          14.6              9.9              7.5
  Selling and administrative expense                                   6.4              6.7              7.4
  Restructuring/nonrecurring charges                                   1.8              0.4              0.6
                                                                     -----            -----            -----
Operating income (loss)                                                6.4              2.8             (0.5)
  Interest expense, net                                               (1.2)            (0.9)            (1.0)
  Other non-operating income, net                                      0.3              0.1              0.1
  Unusual income items                                                 0.0              0.3              0.3
Income tax provision (credit)                                          1.9              0.9             (0.4)
                                                                     -----            -----            -----
Net income (loss) before extraordinary item and cumulative
 effect of accounting changes                                          3.6              1.4             (0.7)
Cumulative effect of changes in accounting principles, net
 of taxes                                                                                              (12.9)
                                                                     -----            -----            -----
Net income (loss) before extraordinary item                            3.6              1.4            (13.6)
Extraordinary item, net of taxes                                      (0.3)                              0.0
                                                                     -----            -----            -----
Net income (loss)                                                      3.3%             1.4%           (13.6)%
                                                                     -----            -----            -----
                                                                     -----            -----            -----

FISCAL 1994 AS COMPARED TO FISCAL 1993

    NET SALES. In 1994, the Company continued to enjoy an improvement both in order volume and prices that benefitted the steel industry and the national economy as a whole. Order rates for all of the Company's products increased as sales volume improved 13 percent during the year. As a result of the improving economy and price increases, the Company experienced the highest quarterly net sales in its history in 1994's fourth quarter achieving sales of $143.3 million. Consolidated net sales of $522.9 million for the year ended December 25, 1994 were $65.4 million, or 13 percent higher than net sales in 1993. Higher shipment volume represented a $37.7 million increase in sales supplemented by a 6 percent increase in average selling prices over last year's comparable period. The increased selling prices had a $27.7 million favorable impact on sales in comparison to 1993.

    STEEL MAKING SEGMENT. Net sales for the Steel Making Segment advanced to $349.4 million in 1994, a $45.6 million, or 15 percent, improvement over last year's comparable period. Sales to unaffiliated customers increased 23 percent to $231.2 million while intersegment sales of $118.2 million were 2 percent higher than in 1993. The increase in the Steel Making Segment's net sales was the result of the phase in of two separate 2 percent price increases in average selling prices as well as the full year impact of 1993's price increases and a 15,694 ton increase in shipments of flat-rolled products.

    STEEL FABRICATING SEGMENT. Steel Fabricating Segment net sales of $293.5 million in 1994 were $21.9 million, or 8 percent, higher than the comparable period in the prior year. An increase in average selling prices accounted for $15.9 million of the sales improvement while increased shipments generated the remainder of the increase over last year.

    Sales of steel strapping and strapping tools totaled $166.8 million in 1994, a $12.7 million, or 8 percent, increase over a year earlier. Increased volume accounted for $8.6 million, or 68 percent, of the improvement over last year's results. Average selling prices were 3 percent higher than last year's levels with all of the increase coming in the latter part of the year.

    Steel tube sales for 1994 reached $82.8 million, up 11 percent from the prior year. The $8.6 million improvement in sales was due entirely to increased average selling prices. Selling prices rose 18 percent during the year while shipments fell 7 percent due to on-going rationalization of customer base towards higher margin accounts.

    Sales of jacks and lifting tools for cars and light trucks totaled $43.9 million, 2 percent higher than the prior year. The improvement in sales was due entirely to increased selling prices, which, on average, were slightly above the previous year's levels.

    COMPARATIVE  SALES  BY SEGMENT.   The  table  below presents  the percentage
make-up of the products comprising the Company's business segments, for the past three years.


                                                              1994         1993         1992

Sheet and strip steel                                             38%          37%          33%

Semi-finished steel                                                4%           2%           2%

Iron products and other                                            2%           2%           2%

    TOTAL STEEL MAKING SEGMENT                                    44%          41%          37%

Sheet strapping and strapping tools                               32%          33%          36%

Welded steel tube                                                 16%          16%          16%

Auto and light truck jacks                                         8%          10%          11%

    TOTAL STEEL FABRICATING SEGMENT                               56%          59%          63%

    GROSS PROFIT. The gross profit for the year ended December 25, 1994 of $76.3 million was $31.1 million higher than the gross profit recorded during last year's comparable period. The increase in gross profit was due to higher average selling prices for the Company's products and increased shipment volume. Operating costs, however, were higher in 1994. Higher material costs and higher retiree insurance and pension costs were the primary reasons for the increased operating costs. The gross profit, as a percentage of net sales, was 14.6 percent in 1994 versus 9.9 percent in last year's comparable period.

    SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense totaled $33.2 million (6.4 percent of net sales) and $30.6 million (6.7 percent of net sales) for the years ended 1994 and 1993, respectively. While expenses increased principally due to the increased sales activity, as a percentage of sales they decreased.

    OPERATING INCOME.   Operating  income for  the Company  for the  year  ended
December 25, 1994 was $33.6 million as compared to operating income of $12.7 million for the year ended December 26, 1993.

    STEEL MAKING SEGMENT. Operating income for the Steel Making Segment totaled $14.5 million, a significant improvement over operating income of $0.7 million recorded in 1993. The Operating income in 1994 was reduced by a $9.5 million non-cash, nonrecurring charge recorded to recognize the impairment of existing steel making facilities and contractual employee reduction costs related to the decision to proceed with the Modernization and Expansion Project. The earnings improvement was driven by increased shipments and higher average selling prices. Shipments to external customers in 1994 increased 62,000 tons over the prior year while shipments to the Steel Fabricating Segment were 13,200 tons lower than in 1993. Approximately 65 percent of 1994's shipments and gross margin was attributable to external customers while the remaining 35 percent of gross margin was generated by shipments to the Steel Fabricating Segment. In 1993, the Steel Making Segment shipped 60 percent of its products to external customers which generated approximately 60 percent of its margin while shipments to the Fabricating Segment produced the remaining 40 percent of gross margin. The increased percentage of shipments to external customers in 1994 is consistent with the Company's two-pronged strategy to obtain the highest possible margin on flat-rolled steel and obtain the highest earnings for the Company as a whole. In total, the increased shipments generated $8.1 million in increased revenue while a 4 percent increase in average selling prices contributed $11.4 million to the improvement over last year's results. Partially offsetting the Steel Making Segment's sales related gains were increased material costs, retiree and active medical costs, increased pension expense, higher major maintenance spending, and increased selling expenses.

    STEEL FABRICATING SEGMENT. Operating income for the Steel Fabricating Segment of $19.0 million in 1994 was $7.1 million higher than the results recorded in 1993. The segment benefitted from the strong economy and increased average selling prices in 1994. Packaging, which sells steel strapping used to secure various finished products to pallets or within shipping containers during transportation, was helped by higher demand for its products in connection with increases in the domestic construction and forest products markets. Alpha's results advanced due to increased average selling prices resulting from a shift from commodity markets to specialty value added tubing products. Alpha's business also benefitted from higher margins due to increased demand for its more technologically advanced products and gains in product quality and manufacturing productivity. Downward pressure on its selling prices in 1994 left Universal's operating income just slightly lower than that of the prior year. Partially offsetting the Steel Fabricating Segment's sales and productivity related gains were increased raw material costs in the form of higher flat-rolled steel prices.

    INTEREST EXPENSE. Interest expense increased significantly over the prior year. The increase in interest expense of $8.6 million resulted from the issuance of $255 million and the retirement of $50 million of long-term debt in the third quarter of 1994. See LIQUIDITY AND CAPITAL RESOURCES AND LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT IN THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

    INTEREST INCOME. Interest income was $6.1 million higher than in 1993 due mainly to additional interest income earned on the net proceeds received from the issuance of debt and equity during the year.

    OTHER NON-OPERATING INCOME. Non-operating income in 1994 was $1.1 million higher than last year's comparable period due primarily to a refund of prior years' utility costs recorded in the current year.

    INCOME TAX EXPENSE. The income tax expense in 1994 totaled $9.9 million based on a 34.6 percent effective tax rate as compared to the $4.2 million expense in 1993, based on a 40 percent effective rate. The reduction in the effective tax rate was due primarily to the significant level of interest income related to tax-free investments during the year.

    NET INCOME. The Company recorded earnings of $17.0 million, or $2.16 per share in 1994 versus the $6.3 million, or $1.15 per share, recorded in 1993. In 1994, net income per share was reduced by an extraordinary expense item of $1.8 million, net of tax, or 22 cents per share related to the early extinguishment of debt in the third quarter.

FISCAL 1993 AS COMPARED TO FISCAL 1992

    NET SALES. In 1993, the Company benefited from the strengthening economy in terms of increased shipments and higher average selling prices. For the year, consolidated net sales totaled $457.4 million, up $65.8 million, or 17 percent, over 1992 sales. Shipments of products were strong, representing a $57.5 million increase from last year's shipment volume levels. Average selling prices were 2 percent higher than in 1992 with all of the increase coming in the second half of the year. The improvement in selling prices added $8.3 million to 1993 net sales.

    STEEL MAKING SEGMENT. Total net sales for the Steel Making Segment advanced to $303.8 million in 1993, a $43.7 million, or 17 percent, improvement over the prior year. Sales to unaffiliated customers increased 29 percent to $187.8 million while intersegment sales of $116.1 million were 1 percent higher than in 1992. The increase in total net sales was principally the result of a 13 percent jump in shipments. Steel selling prices, on average, were 3 percent higher than the prior year. Nearly all of the price increases materialized in the second half of the year as the Steel Making Segment began to benefit from two $20 per ton (5 percent) increases initiated in the second and third quarters of 1993.

    Sales of sheet and strip steel, which accounted for 94 percent of the Steel Making Segment's sales in 1993, advanced $41.8 million, or 17 percent, over the prior year. Semi-finished steel sales increased $3.3 million, or 45 percent, over the prior year, while sales of iron products fell $1.5 million, or 18 percent, as compared to a year earlier.

    STEEL FABRICATING SEGMENT. Steel Fabricating Segment net sales of $271.5 million were $24.6 million, or 10 percent, higher than the prior year. Higher shipments accounted for $20 million of the improvement while a 2 percent increase in average selling prices generated the remainder of the increase over a year earlier.

    Sales of steel strapping and strapping tools totaled $154.1 million in 1993, an $11.7 million, or 8 percent, increase over a year earlier. Increased shipping volume accounted for $9.4 million, or 80 percent, of the improvement over the prior year's results. Average selling prices were 2 percent higher than the prior year's levels with all of the increase coming in the latter part of the year.

    Steel tube sales for 1993 reached $74.3 million, up 17 percent from the prior year. The $10.8 million improvement in sales was due mainly to increased shipping volume. Selling prices rose 4 percent during the year with most of the increase in the last half of 1993.

    Sales of jacks and lifting tools for cars and light trucks totaled $43.1 million, 5 percent higher than the prior year. The improvement in sales was due entirely to increased shipping volume as selling prices, on average, were slightly below the prior year's levels.

    GROSS PROFIT. Gross profit as a percent of consolidated net sales in 1993 was 9.9 percent, the highest percentage since 1989. The gross profit percentage in 1992 was 7.5 percent. Increased sales volume and higher average selling prices were the primary determinants for the significant increase in gross profit over last year. Operating costs, however, were higher in 1993. Labor costs increased due to a combination of higher overtime premiums and incentive bonuses, a negotiated bonus payment to Acme's and Packaging's union workers at the Riverdale facilities for ratifying the one year labor contract that ended August, 1993 of $0.8 million and a union signing bonus and lump sum payments negotiated as part of the current labor contract resulting in charges of $0.3 million during the year. Unplanned expenditures to repair Acme's basic oxygen furnace and primary rolling mill also reduced gross profit in 1993. Pension expense was $1.5 million higher than in 1992 as the Company recorded a $0.3 million expense in 1993 versus a $1.2 million pension benefit in the prior year. Depreciation increased $0.5 million over the last year due partially to a major relining of Acme's blast furnace in 1990.

    SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expenses in 1993 were $1.7 million higher than the prior year. However, on a percentage of sales basis, selling and administrative expenses improved over the prior year as expenses totaled 6.7 percent of sales in 1993 versus 7.4 percent in 1992. The Company began to benefit from lower labor costs resulting from a program, initiated in the 1992 third quarter and substantially completed by year end, to reduce the Company's salaried employee work-force by 10 percent. The 1993 savings from this program were sufficient to offset higher medical costs for selling and administrative employees.

    RESTRUCTURING CHARGE. During 1992, the Company recorded a $2.7 million restructuring charge in connection with its 10 percent salaried work force reduction which was completed during 1993. This charge covered additional pension liability and extra vacation pay as part of an early retirement offer and severance payments for involuntary separations. See RESTRUCTURING CHARGE in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS for further specific components of the charge.

    NONRECURRING CHARGE. The Company recorded a $1.9 million non-recurring charge in 1993 in connection with the $1.3 million write-off of Acme's No. 3 Hot Strip Mill and Billet Mill and a $0.6 million expense to close Packaging's Pittsburg-East facility in California and write off a strapping line at its New Britain, Connecticut, facility.

    OPERATING  INCOME.   Operating income for  the Company was  $12.7 million in
1993 as compared to an operating loss of $2.1 million in 1992.

    STEEL MAKING SEGMENT. Operating income for the Steel Making Segment totaled $0.7 million, a significant improvement over the $9.3 million loss from operations recorded in 1992. The earnings improvement was driven by increased shipments and higher average selling prices. Shipments to external customers in 1993 increased 87,000 tons over the prior year while shipments to the Steel Fabricating Segment were 5,600 tons lower than in 1992. Approximately 60 percent of 1993's shipments and gross profit was attributable to external customers while the remaining 40 percent of gross profit was generated by shipments to the Steel Fabricating Segment. In 1992, the Steel Making Segment shipped 55 percent of its products to external customers which generated 52 percent of its gross profit while shipments to the Steel Fabricating Segment produced the remaining 48 percent of gross profit. The increased percentage of shipments to external customers in 1993 is consistent with the Company's two-pronged strategy to obtain the highest possible margin on flat-rolled steel and obtain the highest earnings for the Company as a whole. In total, the increased shipments generated $8.6 million in increased revenue while a 3 percent increase in average selling prices contributed $5.9 million to the improvement over the prior year's results. Partially offsetting the Steel Making Segment's sales related gains were increased labor costs in connection with overtime and union negotiated payments, unexpected repairs to its basic oxygen furnace and primary rolling mill and a $1.3 million write-off of the No. 3 Hot Strip Mill recorded in the fourth quarter.

    STEEL FABRICATING SEGMENT. Operating income for the Steel Fabricating Segment of $11.9 million in 1993 was $4.6 million higher than the results recorded in 1992. The Steel Fabricating Segment benefited from the improving economy and increased average selling prices in 1993.

    Partially offsetting the Steel Fabricating Segment's sales and productivity related gains were increased raw material costs in the form of higher flat-rolled steel prices and a $0.6 million expense to close Packaging's Pittsburg-East facility in California and the write-off of a strapping line at its New Britain, Connecticut facility. Packaging, which sells steel strapping used to secure various finished products to pallets or within shipping containers during transportation, was helped by higher demand for its products in connection with increased U.S. industrial output.

    Alpha's results advanced due to the improvement in the housing and recreational product markets. Alpha Tube's business also benefited from higher margins due to increased demand for its more technologically advanced products and gains in product quality and manufacturing productivity.

    Despite downward pressure on its selling prices in 1993, Universal's business achieved record results due to improved manufacturing productivity.

    INTEREST EXPENSE AND INCOME. Interest expense was slightly lower than the prior year. The decrease resulted from a reduced balance on the Company's long-term debt as the result of a $3.5 million principal payment in May 1993. Interest income was $0.1 million lower than in 1992 due mainly to reduced returns on cash balances.

    NON-OPERATING INCOME. In 1993, the Company recorded a $1.2 million pre-tax gain as the result of a settlement of prior claims against LTV Steel Company
(LTV) by Wabush Iron, in an iron ore mine equity interest held by Acme, pursuant to the finalization of LTV's plan of reorganization. The sale of all of the Company's interests in a coal producing property located in West Virginia added approximately $1 million to pre-tax income in 1992.

    INCOME TAX EXPENSE. The income tax expense for 1993 equaled $4.2 million based on a 40 percent effective tax rate. Because of a loss in 1992, the Company recognized income tax benefits of $1.7 million in 1992, based on a 37 percent effective tax rate.

    NET INCOME. For 1993, the Company registered net income of $6.3 million, or $1.15 per share. In 1992, the Company incurred a net loss of $2.8 million, or 53 cents per share, before the cumulative effect of changes in accounting principles. The improvement in net income was due primarily to increased shipments, and to a lesser extent, higher average selling prices for steel, steel strapping and welded steel tube.

    In 1992, the Company adopted both FAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions and FAS No. 109, Accounting for Income Taxes. The cumulative effect of adopting FAS No. 106 resulted in a $42.2 million after-tax charge to 1992 earnings. The cumulative effect of the adoption of FAS No. 109 increased the 1992 net loss by $8.1 million.

FISCAL 1992 AS COMPARED TO FISCAL 1991

    NET SALES. As a result of the modest economic recovery that began in 1992, consolidated net sales of $391.6 million were $14.6 million, or 4 percent, higher than prior year consolidated net sales. Shipments of products rebounded, representing a $22 million increase from 1991 levels. However, selling prices on average declined 2 percent from the prior year's prices. The weakness in selling prices, particularly for steel and steel strapping products, had a $7.4 million negative effect on 1992 sales.

    STEEL MAKING SEGMENT. Sales for the Steel Making Segment of $260.1 million in 1992 were up modestly (4 percent) over the year earlier due entirely to increased shipments as average selling prices were 2 percent lower than 1991 price levels. Sales to unaffiliated customers increased 3 percent to $145.6 million while inter segment sales of $114.5 million were 4 percent higher than in 1991.

    STEEL FABRICATING SEGMENT. Steel Fabricating Segment sales of $247.0 million in 1992 were $10.9 million, or 5 percent, higher than the prior year. Steel strapping sales of $142.3 million in 1992 were unchanged. Sales of steel tubing amounted to $63.5 million in 1992, up 4 percent from a year earlier while auto and truck jack sales of $41.2 million increased 20 percent over the 1991 levels.

    GROSS PROFIT.  Gross profit as  a percent of consolidated net sales  equaled
7.5 percent in 1992, an improvement over the 7.4 percent registered in 1991. The improvement in the 1992 gross profit over the prior year was the result of reduced material costs and lower expenditures in connection with the Company's aggressive cost control efforts. These cost reduction measures were more than enough to overcome a combination of unfavorable margin impacts resulting from lower average selling prices for most of the Company's products, a 12 percent jump in costs associated with medical and life insurance coverage for the Company's active and retired employees, increased property and franchise taxes and expenses for a feasibility study of options for building a new continuous thin slab caster/hot strip mill complex at Acme's Riverdale facility. The Company's gross profit margin benefited from a $1 million pension benefit in 1992, compared to no benefit in 1991. Depreciation expense increased $0.5 million in 1992 over the prior years' expense partially due to the major relining of the Company's blast furnace in 1990.

    SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expenses in 1992 were approximately the same as in 1991. As a percent of sales, selling and administrative expenses were 7.4 and 7.8 percent in 1992 and 1991, respectively. The Company began to benefit from lower labor costs resulting from a program, initiated in the 1992 third quarter and substantially completed by year end, to reduce its salaried employee work-force by 10 percent. The 1992 savings from this program were sufficient to offset higher medical costs for selling and administrative employees. Expenses associated with the reorganization of the Company, completed in June 1992, added about $0.4 million to selling and administrative costs in 1991.

    RESTRUCTURING CHARGE. During 1992, the Company recorded a $2.7 million restructuring charge in connection with its 10 percent salaried work force reduction. This charge covered additional pension liability and extra vacation pay as part of an early retirement offer as well as severance payments in conjunction with involuntary separations.

    OPERATING  INCOME  (LOSS).   The  operating loss  for  the Company  was $2.1
million in 1992 as compared to a $1.5 million loss recorded in 1991.

    STEEL MAKING SEGMENT. The Steel Making Segment incurred a $9.4 million operating loss in 1992 as compared to a $4.4 million loss in 1991. The $5 million decline in the Steel Making Segment's results was primarily due to a combination of a two percent decline in average selling prices for sheet, strip and semifinished steel which decreased sales by $4.8 million partially offset ($2.9 million) by a 9 percent increase in steel shipments, a $2.2 million reduction in operating income due to a $6 million decline in iron sales as the result of a one-time spot sale of molten iron to LTV Steel Company, Inc. in 1991 and a $2.7 million restructuring charge in connection with a 10 percent salaried work force reduction plan. Operating costs, however, were lower than in 1992 due to reduced material costs and lower expenditures.

    STEEL FABRICATING SEGMENT. Operating income for the Steel Fabricating Segment of $7.1 million in 1992 was $4.6 million higher than the results recorded in 1991. Packaging's 1992 results were $0.1 million, or 3 percent, lower than the prior year due almost entirely to a 3 percent drop in average selling prices. Alpha's results in 1992 were $2.8 million higher than in 1991 as the result of lower raw material costs and more efficient operations. Universal's operating income jumped $1.9 million due to a 19 percent increase in shipments.

    INTEREST EXPENSE AND INCOME.   Interest expense remained constant from  1991
to 1992. Interest income grew $0.4 million primarily because of higher cash balances during the year.

    NON-OPERATING INCOME. The sale of all of the Company's interests in a coal producing property located in West Virginia added approximately $1 million to pre-tax income in 1992. In 1991, pre-tax income benefited from a one-time gain of $1.2 million in connection with the assignment to a third party of the Company's rights in claims allowed in the LTV Steel Company, Inc Bankruptcy. Other non-operating income dropped by $1 million from a year earlier stemming principally from lower royalty income from coal properties and a $0.4 million loss on disposal of fixed assets recorded in 1992.

    INCOME TAX EXPENSE. Because of the Company's losses in 1992 and 1991, the Company recognized income tax benefits of $1.7 million in 1992, based on a 37 percent effective tax rate, and $0.7 million in 1991, based on a 24 percent effective tax rate. The Company adopted FAS No. 109, Accounting for Income Taxes in 1992. The impact of the adoption of this pronouncement on 1992's results was to increase the credit for taxes by $0.9 million.

    NET (LOSS). For 1992, the Company suffered a net loss of $2.8 million, or 53 cents per share, before the cumulative effect of changes in accounting principles. In 1991, the Company incurred a net loss of $2.3 million, equal to 43 cents per share. The decline in operating earnings was due primarily to weaker selling prices for steel and steel strapping.

    The Company was required to change its accounting for retiree health care and life insurance to conform with FAS No. 106, Employers' Accounting for Postretirement Benefits other than Pensions. The Company chose to adopt this accounting standard effective December 30, 1991, the first day of the Company's 1992 fiscal year. The transition effect of adopting FAS No. 106 resulted in a $67.6 million charge to 1992 earning, partially offset by $25.4 million in income tax effects.

    The Company also elected to adopt FAS No. 109, Accounting for Income Taxes in 1992. This accounting standard prescribes a new method of accounting for deferred income taxes and requires the restatement of prior year deferred income taxes. The cumulative effect of the adoption of this pronouncement increased the 1992 net loss by $8.1 million.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 25, 1994, the Company's long-term indebtedness was $265 million. The Company also currently has an unused $80 million Working Capital Facility with an initial term of three years from the date of consummation of the Note Offering. At December 25, 1994, the Company's ratio of debt to total capitalization was .54 to 1.

    On March 28, 1994, the Company sold special warrants on a private placement basis exclusively in Canada and Europe. On August 11, 1994, the special warrants were exercised on a one-for-one basis for 5,600,000 shares of the Company's Common Stock. Furthermore, the Company sold 375,000 shares of it's common stock to Raytheon Engineers & Constructors, Inc. ("Raytheon") for $24 per share less issuance costs. The total net proceeds from the equity issued during the year was $119.3 million.

    The Company's cash and cash equivalents balance at December 25, 1994 was $76.6 million. The Company historically has financed its operating and investing activities principally with cash from operations and expects to continue to do so in the next few years except for expenditures related to the Modernization and Expansion Project. Net cash provided by operations was $47.4 million, $16.0 million and $24.0 million for 1994, 1993 and 1992, respectively. At December 25, 1994, the Company had total cash and cash equivalents, short-term investments and restricted cash and investments of $354.4 million. These funds are all invested in compliance with the Company's bond indenture which restricts the type, quality and maturity of investments.

    Capital expenditures totaled $56.3 million, $11.7 million and $7.6 million in 1994, 1993 and 1992, respectively. Of the $75.6 million spent on capital expenditures from 1992 through 1994, approximately $7.7 million or 10 percent, was attributable to compliance with environmental regulations. The majority of the remainder of the capital project expenditures was for replacement and rehabilitation of production facilities throughout the Company and payments to Raytheon and capitalized interest related to the construction of the
Modernization and Expansion Project. Based on the turnkey contract price now estimated to be $377 million, without taking into account financing costs, internally generated costs related directly to the project or additional changes that may be requested by Acme during construction, management estimates that the cost of the Modernization and Expansion Project, including equipment, ancillary facilities, construction, general contractor fees, and certain other project costs which will be paid by the Company, will not exceed $392 million. The increase in the turnkey contract price is related to the assumption of the foreign exchange risk on the equipment contract in exchange for an acceleration of the completion date of the new facility. In addition, the Company has decided to add a roll grinding shop to the facility which accounts for the majority of the remaining increase. The Company currently has sufficient cash and investments resulting from the issuance of the notes, term loan and equity which, when combined with funds that will be generated from operations in the future, will enable the Company to complete construction of the Modernization and Expansion Project and meet the working capital needs of the Company. In addition, the Company has an available $80 million working capital facility which the Company expects to remain undrawn. The Company also plans to spend approximately $24 million in 1998 related to the relining and upgrading of Acme's A blast furnace at its Chicago facilities, and the Company is continually evaluating opportunities for incremental capital expenditures which meet certain financial return criteria.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to Item 8 is submitted in a separate section of this Annual Report on Form 10-K. See the audited Consolidated Financial Statements and Financial Statement Schedules of Acme Metals Incorporated attached hereto and listed in the index on page 32 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Information with respect to directors of the Company is incorporated herein by reference from the proxy statement for the Annual Meeting of Shareholders of the Company to be held on April 27, 1995 under the caption ELECTION OF DIRECTORS.

    EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth, as of March 15, 1995, with respect to each executive officer of the Company, his name and all positions held during the last five years. Executive officers are elected annually by the Board of Directors of the Company to serve for a term of office of one year and until their successors are elected.

    As a result of a Reorganization effected May 25, 1992, Acme Steel Company became and continues to be a subsidiary of the Company. Prior to the Reorganization the executive officers listed below were executive officers of Acme Steel Company and, at the time of the reorganization, were elected to similar positions within the Company.

        Name and Age                                     Positions During Last 5 Years
-----------------------------  ---------------------------------------------------------------------------------

Brian W. H. Marsden (63)       Chairman and Chief  Executive Officer of  the Company since  January 1, 1993  and
                               Chairman,  President and Chief Executive Officer  May 1992 through December 1992;
                               President and Chief  Executive Officer  of Acme Steel  Company (integrated  steel producer) June 1986 to May 1992.

Stephen D. Bennett (46)        Director,  President and Chief Operating Officer  of the Company since January 1,
                               1993 and  Group  Vice  President  May 1992  through  December  1992;  Group  Vice
                               President  of Acme Steel Company (integrated  steel producer) January 1992 to May
                               1992 and Vice  President - Operations  June 1990 through  December 1991;  General
                               Manager  of Fairfield  Works, USS Division  of USX  Corporation (integrated steel producer) December 1987 to May 1990.

James W. Hoekwater (48)        Treasurer of the Company since July 1, 1994. Corporate Controller of ITT Rayonier
                               (producer of pulp and wood products) from December 1989 to October 1993.

Gregory J. Pritz (37)          Controller of  the Company  since  August 1,  1994;  Director of  Accounting  and
                               Compliance of Acme Metals Incorporated from January 1993 to July 1994. Manager of
                               Internal Audit of Acme Steel Company from December 1989 to December 1992.

Gerald J. Shope (51)*          Vice  President - Human  Resources of the  Company effective April  1, 1995. Vice
                               President - Human Resources of Acme Steel Company since January 1, 1992. Director
                               -Human Resources of Acme Steel Company from June 1986 to January 1992.

Richard J. Stefan (58)**       Vice President  - Employee  Relations of  the Company  since May  25, 1992;  Vice
                               President  - Employee Relations of Acme Steel Company (integrated steel producer)
                               June 1986 to May 1992.

Edward P. Weber, Jr. (57)      Vice President, General Counsel and Secretary of the Company since May 25,  1992;
                               Vice  President, General Counsel and Secretary  of Acme Steel Company (integrated steel producer) June 1986 to May 1992.

Jerry F. Williams (55)         Vice President - Finance  and Administration and Chief  Financial Officer of  the
                               Company  since May 25, 1992; Vice President  - Finance and Administration of Acme
                               Steel Company (integrated steel producer) May 1986 to May 1992.

 * Note that Gerald Shope's appointment will be effective April 1, 1995. ** Note that Richard Stefan is retiring as of March 31, 1995.

ITEM 11.  EXECUTIVE COMPENSATION

    Information relating to executive compensation is incorporated herein by reference from the proxy statement for the Annual Meeting of Shareholders of the Company to be held on April 27, 1995 under the caption Executive Compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information relating to security ownership of certain beneficial owners and management is incorporated herein by reference from the proxy statement for the Annual Meeting of Shareholders of the Company to be held on April 27, 1995 under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

        (3) Exhibits

  Exhibit    Description
-----------  ---------------------------------------------------------------------------------------------------

        3.   Articles of Incorporation and By-Laws

             3(i)       Restated  Certificate of Incorporation  of the Registrant.  Filed as Exhibit  3.1 to the
                        Registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1992 (the
                        "1992 10-K") and incorporated by reference herein.

             3(ii)      Amended and Restated By-Laws of Registrant as adopted May 25, 1992. Filed as Exhibit 3.2 to the 1992 10-K and incorporated by reference herein.

        4.   Instruments Defining the Rights of Security Holders, Including Indentures

             4.1        Rights Agreement dated  as of July  15, 1994  between the Registrant  and First  Chicago
                        Trust  Company of New York, Rights Agent. Filed on Form 8-A August 8, 1994 and Form 8A/A
                        August 12, 1994 and incorporated by reference herein.

             4.2        Form of Indenture dated  as of August  11, 1994 among the  Registrants and Shawmut  Bank
                        Connecticut,  National  Association  as trustee,  relating  to the  12.5  percent Senior
                        Secured Notes  due  2002.  (Filed  as  Exhibit  4.1 to  Amendment  No.  3  To  Form  S-1
                        Registration Statement, No. 33-54101 ("Amendment No. 3 to Form S-1").

             4.3        Form  of 12.5 percent Senior  Secured Note due 2002 (included  in Exhibit 4.2). Filed as
                        Exhibit 4.2 to Amendment No. 3 to Form S-1.

             4.4        Form of Indenture  dated as  of August 11,  1994 among  the Registrant and  each of  the
                        Guarantors  and Shawmut Bank, Connecticut, National  Association as trustee, relating to the 13.5  percent Senior  Secured  Discount Notes  due 2004.  Filed  as Exhibit  4.3  to
                        Amendment No. 3 to the S-1 and incorporated by reference herein.

             4.5        Form  of 13.5 percent Senior  Secured Discount Note due  2004 (included in Exhibit 4.4).
                        Filed as Exhibit 4.4 to Amendment No. 3 to the S-1 and incorporated by reference herein.

             4.6        Form of Collateral Agency Agreement dated as of August 11, 1994 among the Company,  Acme
                        Steel, Acme Packaging, the Trustees, the Term Loan Agent and the Collateral Agent. Filed
                        as Exhibit 4.5 to Amendment No. 3 to the S-1 and incorporated by reference herein.

             4.7        Form  of Securities Pledge Agreement dated as of August 11, 1994 between the Company and the Collateral  Agent.  Filed  as  Exhibit  4.6  to Amendment  No.  3  to  the  S-1  and
                        incorporated by reference herein.

             4.8        Form  of Securities Pledge Agreement dated as of  August 11, 1994 among Acme Steel, Acme
                        Packaging and the Collateral Agent. Filed as Exhibit  4.7 to Amendment No. 3 to the  S-1
                        and incorporated by reference herein.

             4.9        Form  of Security  Agreement dated  as of  August 11,  1994 between  Acme Steel  and the
                        Collateral Agent. Filed as Exhibit 4.8 to Amendment No. 3 to the S-1 and incorporated by reference herein.

             4.10       Form of Mortgage dated as  of August 11, 1994 from  Acme Steel to the Collateral  Agent.
                        Filed as Exhibit 4.9 to Amendment No. 3 to the S-1 and incorporated by reference herein.

             4.11       Form  of Intercreditor Agreement dated as of August  11, 1994 among Acme Steel, the Term
                        Loan Agreement, Harris Trust and Savings Bank and the Collateral Agent. Filed as Exhibit
                        4.10 to Amendment No. 3 to the S-1 and incorporated by reference herein.

             4.12       Form of Disbursement Agreement dated as of  August 11, 1994 between the Company and  the
                        Collateral  Agent. Filed as Exhibit 4.11 to Amendment  No. 3 to the S-1 and incorporated by reference herein.

         *   4.13       Form of Registration Rights Agreement dated March 28, 1994 Among the Registrant and  The
                        Substituted Purchasers.

       10.   Material contracts

             10.1       Tax  Indemnification Agreement between Acme Steel  Company (a subsidiary of the Company)
                        ("Acme") and The Interlake Corporation dated May 30, 1986. Filed as Exhibit 10.1 to  the
                        1992 10-K and incorporated by reference herein.

             10.2       Cross-Indemnification Agreement between Acme and The Interlake Corporation dated May 29,
                        1986. Filed as Exhibit 10.2 to the 1992 10-K and incorporated by reference herein.

         *   10.3       $80,000,000  Credit Agreement by and among Acme  Group and Harris Trust and Savings Bank individually and as Agent and the Lenders which are or become parties hereto dated as of
                        August 11, 1994 (the "Credit Agreement").

         *   10.4       Assignment and  Acceptance  dated August  24,  1994  relating to  the  Credit  Agreement
                        (National City Bank, Assignee).

         *   10.5       Assignment  and Acceptance dated August  24, 1994 relating to  the Credit Agreement (NBD
                        Bank, N.A., Assignee).

         *   10.6       Assignment and  Acceptance  dated August  24,  1994  relating to  the  Credit  Agreement
                        (Mercantile Bank of St. Lewis National Association, Assignee).

         *   10.7       Assignment  and  Acceptance dated  September 1,  1994 relating  to the  Credit Agreement
                        (General Electric Capital Corporation, Assignee).

             10.8       Term Loan Agreement dated August  4, 1994 among the  Registrant, the Lenders and  Lehman
                        Commercial  Paper Inc. (the "Term  Loan"). Filed as Exhibit 10.42  to Amendment No. 3 to
                        the S-1 and incorporated by reference herein.

         *   10.9       Amendment to the Term Loan dated as of December 15, 1994.

             10.10      Form of Engineering, Procurement and Construction  Contract dated July 28, 1994  between
                        Acme Steel Company and Raytheon Engineers & Constructors, Inc. Filed as Exhibit 10.41 to
                        Amendment No. 3 to the S-1 and incorporated by reference herein.

         *   10.11      Amendment  1 to  Engineering, Procurement and  Construction Contract  between Acme Steel
                        Company and Raytheon Engineers & Constructors, Inc. dated as of July 28, 1994.

         *   10.12      Amendment 2 to  Engineering, Procurement  and Construction Contract  between Acme  Steel
                        Company and Raytheon Engineers & Constructors, Inc. dated as of March 21, 1995.

         *   10.13      Joint  Development Program Agreement dated July 28,  1994 between Acme Steel Company and
                        SMS Schloemann-Siemag, AG.

             10.14      Agreement between the Registrant and Reynold  C. MacDonald dated June 1, 1992.(1)  Filed as Exhibit 10.3 to the 1992 10-K and incorporated by reference herein.

             10.15      Non-Employee  Directors  Retirement Plan  dated  February 22,  1990  as adopted  May 25,
                        1992.(1) Filed as Exhibit 10.4 to the 1992 10-K and incorporated by reference herein.

         *   10.16      Non-Employee's Directors' Stock Compensation Plan adopted January  27,
                        1995.(1)

             10.17      Assignment  and Assumption  Agreement dated  May 24,  1992 relating to
                        Indemnification   Agreements   including   Form   of   Indemnification
                        Agreement. Filed as Exhibit 10.12 to the 1992 10-K and incorporated by reference herein.

             10.18      Indemnification Agreement between the Registrant and William R. Wilson dated  July 23,  1992. Filed  as Exhibit  10.13 to  the 1992  10-K and
                        incorporated by reference herein.

         *   10.19      Indemnification   Agreement   between   the   Registrant   and   Carol
                        O'Cleireacain dated April 28, 1994.

 *   Filed herewith.
(1)  Filed pursuant to Item 14 of Form 10-K.
(2) Also see Amendment and Assignment Agreement filed with Exhibit 10.13 to the 1992 10-K.

         *   10.20      Indemnification  Agreement  between  the Registrant  and  L. Frederick
                        Sutherland dated January 26, 1995.

         *   10.21      1994 Executive Incentive Compensation Plan of Acme Metals Incorporated
                        as adopted April 28, 1994.(1)

             10.22      Deferred  Compensation  Agreement  dated  May  24,  1986  between  the
                        Registrant  and Brian W. H. Marsden  as adopted May 25, 1992.(1) Filed as Exhibit  10.15  to the  1992  10-K and  incorporated  by  reference herein.

         *   10.23      Acme  Metals Incorporated  Deferred Compensation  Plan as  Amended and
                        Restated effective January 1, 1994 as adopted November 21, 1994.(1)

             10.24      Key Executive Severance Pay  Plan dated January  22, 1987, as  adopted
                        May 25, 1992, with Exhibit 1 amended through May 25, 1992.(1) Filed as
                        Exhibit 10.17 to the 1992 10-K and incorporated by reference herein.

         *   10.25      Acme Metals Incorporated 1994 Stock Incentive Program as adopted April
                        28, 1994.(1)

             10.26      Form  of Grant of Stock Option including Form of First Amendment dated
                        October 30, 1986  - 10 executive  officers, 30 other  employees.(1)(2)
                        Filed  as Exhibit 10.19 to the 1992 10-K and incorporated by reference herein.

             10.27      Form of Grant of  Stock Option dated July  22, 1987 including Form  of
                        First  Amendment dated  October 30, 1986  - 10  executive officers, 41 other employees.(1)(2) Filed  as Exhibit  10.20 to the  1992 10-K  and
                        incorporated by reference herein.

             10.28      Form  of  Grant  of Stock  Option  dated  May 26,  1988  -10 executive officers, 49 other employees.(1)(2) Filed as Exhibit 10.21 to the 1992
                        10-K and incorporated by reference herein.

             10.29      Form of  Grant  of Stock  Option  dated  June 1,  1989  -10  executive officers, 48 other employees.(1)(2) Filed as Exhibit 10.22 to the 1992
                        10-K and incorporated by reference herein.

             10.30      Grant   of  Stock  Option  Agreement  dated  June  1,  1990  -  S.  D.
                        Bennett.(1)(2)  Filed  as   Exhibit  10.23  to   the  1992  10-K   and
                        incorporated by reference herein.

             10.31      Form  of  Grant  of  Stock  Option dated  June  7,  1990  -9 executive officers, 50 other employees.(1)(2) Filed as Exhibit 10.24 to the 1992
                        10-K and incorporated by reference herein.

             10.32      Form of  Grant  of Stock  Option  dated  May 20,  1991  -10  executive officers, 54 other employees.(1)(2) Filed as Exhibit 10.25 to the 1992
                        10-K and incorporated by reference herein.

             10.33      Form  of  Grant of  Stock Option  dated  June 12,  1992 -  5 executive officers, 10 other employees.(1)(2) Filed as Exhibit 10.26 to the 1992
                        10-K and incorporated by reference herein.

             10.34      Form of  Grant  of Stock  Option  dated  May 27,  1993  -5  executives officers,  26 other employees.(1)  Filed as Exhibit  10.27 to the 1992
                        10-K and incorporated by reference herein.

         *   10.35      Form of  Grant  of Stock  Option  dated May  26,  1994 -  6  executive officers, 24 other employees.

 *   Filed herewith.
(1)  Filed pursuant to Item 14 of Form 10-K.
(2) Also see Amendment and Assignment Agreement filed with Exhibit 10.13 to the 1992 10-K.

             10.36      Form  of Grant of Stock Award dated January 25, 1991 including Form of
                        First Amendment dated  January 25,  1991 - 11  executive officers,  14 other  employees.(1)(2) Filed  as Exhibit 10.29  to the  1992 10-K and
                        incorporated by reference herein.

             10.37      Form of Grant  of Stock  Award dated January  22, 1992  - 5  executive officers, 10 other employees.(1)(2) Filed as Exhibit 10.30 to the 1992
                        10-K and incorporated by reference herein.

             10.38      Stock Award Agreement dated June 12, 1992 - S. D. Bennett.(1)(2) Filed as  Exhibit  10.31  to the  1992  10-K and  incorporated  by reference herein.

             10.39      Form of Grant  of Stock  Award dated January  26, 1993  - 5  executive officers, 16 other employees.(1)(2) Filed as Exhibit 10.32 to the 1992
                        10-K and incorporated by reference herein.

             10.40      Form  of  Grant of  Stock Award  dated January  26, 1994,  5 executive
                        officers,  14  other  employees.  Filed   as  Exhibit  10.33  to   the
                        Registrant's  Annual Report  on Form  10-K for  the fiscal  year ended
                        December 26,  1993 (the  "1993 10-K")  and incorporated  by  reference herein.

         *   10.41      Form  of  Grant of  Stock Award  dated January  27, 1995,  5 executive officers, 6 other employees.(1)

         *   10.42      Acme  Metals  Incorporated  Employee  Stock  Ownership  Plan  Restated
                        effective November 1, 1994.(1)

         *   10.43      Acme  Metals Incorporated Salaried  Employees' Retirement Savings Plan
                        Restated effective November 1, 1994.(1)

         *   10.44      Consolidated Pension Plan  for Acme Salaried  and Hourly Employees  As
                        Amended and Restated effective November 1, 1994 with Appendix A to the
                        Consolidated  Pension Plan for  Acme Salaried and  Hourly Employees As
                        Amended and Restated Effective July 31, 1994.(1)

         *   10.45      Acme Metals Incorporated Supplemental Benefits Plan effective  January
                        1, 1994.(1)

             10.46      Acme Metals Incorporated Salaried Employees' Past Service Pension Plan
                        ("Past  Service Pension Plan") dated June 1, 1992.(1) Filed as Exhibit
                        10.37 to the 1992 10-K and incorporated by reference herein.

             10.47      Amendment No. 1 to the Past Service Pension Plan.(1) Filed as  Exhibit
                        10.38 to the 1993 10-K and incorporated by reference herein.

         *   10.48      Amendment No. 2 to the Past Service Pension Plan.(1)

         *   13.        Registrant's  Annual Report  to Security  Holders for  the fiscal year ended December 25, 1994

         *   21.        Subsidiaries of the registrant

             23.        Consent of experts and counsel

         *   23.1       Consent of Price Waterhouse LLP.

         *   27.        Financial Data Schedule

             *   Filed herewith.
             (1)  Filed pursuant to Item 14 of Form 10-K.
             (2)  Also see Amendment and Assignment Agreement filed with Exhibit 10.13 to the
             1992 10-K.

    (b) Reports on Form 8-K

       No reports on Form 8-K were filed in the fourth quarter of 1994.

       No financial statements were filed.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACME METALS INCORPORATED

/s/ B. W. H. Marsden
--------------------------------------------
Brian W. H. Marsden                                           March 17, 1995
Chairman and Chief Executive Officer

/s/  S. D. Bennett
--------------------------------------------
Stephen D. Bennett                                            March 17, 1995
Director, President, and Chief Operating
Officer

/s/ J. F. Williams
--------------------------------------------
Jerry F. Williams
Vice President-Finance and Administration and                 March 17, 1995
Chief Financial Officer
(Principal Financial Officer)

/s/ G. J. Pritz
--------------------------------------------
Gregory J. Pritz                                              March 17, 1995
Controller
(Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ C. J. Gauthier
--------------------------------------------
C. J. Gauthier                                                March 17, 1995
Director

/s/ Edward G. Jordan
--------------------------------------------
Edward G. Jordan                                              March 17, 1995
Director

/s/ Andrew R. Laidlaw
--------------------------------------------
Andrew R. Laidlaw                                             March 17, 1995
Director

Frank A. LePage                                               March 17, 1995
Director

/s/ Reynold C. MacDonald
--------------------------------------------
Reynold C. MacDonald                                          March 17, 1995
Director

/s/ Julien L. McCall
--------------------------------------------
Julien L. McCall                                              March 17, 1995
Director

/s/ Carol O'Cleireacain
--------------------------------------------
Carol O'Cleireacain                                           March 17, 1995
Director

/s/ W. P. Sovey
--------------------------------------------
William P. Sovey                                              March 17, 1995
Director

/s/ L. F. Sutherland
--------------------------------------------
L. Frederick Sutherland                                       March 17, 1995
Director

/s/ William R. Wilson
--------------------------------------------
William R. Wilson                                             March 17, 1995
Director

                            ACME METALS INCORPORATED
            FORM 10-K -- ITEM 8 AND ITEMS 14 (A) (1) AND 14 (A) (2)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

    The following Consolidated Financial Statements of Acme Metals Incorporated and the related Report of Independent Accountants are included in Item 8 and
Item 14 (a) (1):

                                                                                              Page in this
                                                                                                Form 10-K
                                                                                             ---------------
Report of Independent Accountants                                                                      34
Report of Management                                                                                   34
Consolidated Statements of Operations for the fiscal years ended December 25, 1994,
 December 26, 1993 and December 27, 1992                                                               35
Consolidated Balance Sheets at December 25, 1994 and December 26, 1993                                 36
Consolidated Statements of Cash Flows for the fiscal years ended December 25, 1994,
 December 26, 1993 and December 27, 1992                                                               37
Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended
 December 25, 1994, December 26, 1993 and December 27, 1992                                            38
Notes to Consolidated Financial Statements                                                             39

    The following Consolidated Financial Statement Schedule of Acme Metals Incorporated is included in Item 14 (a) (2):

Quarterly Results (Unaudited)                                                        53
Schedule VIII -- Valuation and Qualifying Accounts and Reserves                      54

    All other schedules have been omitted because they are not applicable, or not required, or because the required information is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Acme Metals Incorporated

In our opinion, the accompanying consolidated financial statements listed in the index appearing on page 32 present fairly, in all material respects, the financial position of Acme Metals Incorporated and its subsidiaries at December 25, 1994 and December 26, 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 25, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in the Notes to Consolidated Financial Statements, Acme Metals Incorporated changed its method of accounting for postretirement benefits other than pensions and income taxes in 1992.

/s/ Price Waterhouse LLP
Price Waterhouse LLP
March 17, 1995
Chicago, Illinois

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

The financial statements have been audited by Price Waterhouse LLP, the Company's independent accountants, whose report is included herein. In addition, the Company has a professional staff of internal auditors who coordinate their financial audits with the procedures performed by the independent accountants and conduct operational and special audits.

The Audit Review Committee of the Board of Directors, composed of directors who are not employees of the Company, meets periodically with management, the internal auditors and the independent accountants to discuss the adequacy of internal accounting controls and the quality of financial reporting. Both the independent accountants and internal auditors have full and free access to the Audit Review Committee.

/s/ B. W. H.         /s/ J. F. Williams
Marsden

Brian W. H. Marsden  Jerry F. Williams
Chairman and Chief   Vice President
Executive Officer    Finance and
                     Administration
                     Chief Financial Officer

                            ACME METALS INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                               For the Years Ended
                                                                   -------------------------------------------
                                                                   December 25,   December 26,   December 27,
                                                                       1994           1993           1994
                                                                   -------------  -------------  -------------
NET SALES                                                           $   522,880    $   457,406    $   391,562
COSTS AND EXPENSES:
  Cost of products sold                                                 431,615        397,526        347,624
  Depreciation expense                                                   14,977         14,657         14,392
                                                                   -------------  -------------  -------------
Gross profit                                                             76,288         45,223         29,546
  Selling and administrative expense                                     33,249         30,633         28,901
  Nonrecurring charge                                                     9,459          1,925
  Restructuring charge                                                                                  2,700
                                                                   -------------  -------------  -------------
Operating income (loss)                                                  33,580         12,665         (2,055)
NON-OPERATING INCOME (EXPENSE):
  Interest expense                                                      (14,031)        (5,384)        (5,569)
  Interest income                                                         7,712          1,571          1,700
  Other - net                                                             1,432            370            355
  Unusual income item                                                                    1,210          1,047
                                                                   -------------  -------------  -------------
Income (loss) before income taxes, extraordinary item and
 cumulative effect of changes in accounting principles                   28,693         10,432         (4,522)
Income tax provision (credit)                                             9,935          4,173         (1,673)
                                                                   -------------  -------------  -------------
                                                                         18,758          6,259         (2,849)
Extraordinary item (expense), net of tax                                 (1,787)
Cumulative effect of changes in accounting principles:
    Retirement benefits other than pensions, net of taxes                                             (42,246)
    Income taxes                                                                                       (8,077)
                                                                   -------------  -------------  -------------
                                                                                                      (50,323)
                                                                   -------------  -------------  -------------
Net income (loss)                                                   $    16,971    $     6,259    $   (53,172)
                                                                   -------------  -------------  -------------
                                                                   -------------  -------------  -------------
PER SHARE:
  Income (loss) before extraordinary item and cumulative effect
   of changes in accounting principles                              $      2.38    $      1.15    $     (0.53)
  Extraordinary item (expense) net of tax                                 (0.22)
  Cumulative effect of changes in accounting principles:
    Retirement benefits other than pensions, net of taxes                                               (7.82)
    Income taxes                                                                                        (1.50)
                                                                   -------------  -------------  -------------
Net income (loss)                                                   $      2.16    $      1.15    $     (9.85)
                                                                   -------------  -------------  -------------
                                                                   -------------  -------------  -------------

    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   December 25,   December 26,
                                                                                       1994           1993
                                                                                   -------------  -------------
                                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $    76,639    $    50,444
  Short-term investments                                                                 76,384
  Receivables, less allowances of $1,301 in 1994 and $1,155 in 1993                      60,878         58,479
  Inventories                                                                            44,982         47,867
  Deferred income taxes                                                                  13,354         12,337
  Other current assets                                                                    1,605          1,267
                                                                                   -------------  -------------
    Total current assets                                                                273,842        170,394
                                                                                   -------------  -------------
INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies                                                    14,358         14,701
  Restricted cash and investments                                                       201,397
  Other assets                                                                           23,221         13,389
  Deferred income taxes                                                                  20,683         19,846
                                                                                   -------------  -------------
    Total investments and other assets                                                  259,659         47,936
                                                                                   -------------  -------------
PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment, at cost                                                363,699        405,670
  Construction in progress                                                               46,605          2,886
  Accumulated depreciation                                                             (261,475)      (293,017)
                                                                                   -------------  -------------
    Total property, plant and equipment                                                 148,829        115,539
                                                                                   -------------  -------------
                                                                                    $   682,330    $   333,869
                                                                                   -------------  -------------
                                                                                   -------------  -------------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                  $    36,732    $    32,800
  Accrued expenses                                                                       42,718         34,089
  Income taxes payable                                                                    1,941          3,641
  Current maturities of long-term debt                                                                   6,667
                                                                                   -------------  -------------
    Total current liabilities                                                            81,391         77,197
                                                                                   -------------  -------------
LONG-TERM LIABILITIES
  Long-term debt                                                                        265,055         49,333
  Other long-term liabilities                                                            10,012         10,543
  Postretirement benefits other than pensions                                            83,867         82,630
  Retirement benefit plans                                                               18,727         30,963
                                                                                   -------------  -------------
    Total long-term liabilities                                                         377,661        173,469
                                                                                   -------------  -------------
  Commitments and contingencies (see note titled
  COMMITMENTS AND CONTINGENCIES)
SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, 2,000,000 shares authorized, no shares issued
  Common stock, $1 par value, 20,000,000 shares authorized, 11,558,127 and
   5,406,387 shares issued in 1994 and 1993, respectively                                11,558          5,406
  Additional paid-in capital                                                            164,599         48,344
  Retained earnings                                                                      67,719         50,748
  Minimum pension liability adjustment                                                  (20,598)       (21,295)
                                                                                   -------------  -------------
    Total shareholders' equity                                                          223,278         83,203
                                                                                   -------------  -------------
                                                                                    $   682,330    $   333,869
                                                                                   -------------  -------------
                                                                                   -------------  -------------

    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               For the Years Ended
                                                                   -------------------------------------------
                                                                   December 25,   December 26,   December 27,
                                                                       1994           1993           1992
                                                                   -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $      16,971   $     6,259    $   (53,172)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED
    BY OPERATING ACTIVITIES:
    Depreciation                                                          15,514        15,234         14,705
    Deferred income taxes                                                 (2,893)       (1,629)        (1,848)
    Cumulative effect of changes in accounting principles                                              50,323
    Gain on sale of assets                                                                             (1,047)
    Nonrecurring charge                                                    9,459         1,925
    Investments in associated companies                                      334          (596)
    Accretion of senior discount notes                                     4,055
    Pension contribution                                                 (13,951)         (100)
    CHANGE IN CURRENT ASSETS AND LIABILITIES:
      Receivables                                                         (2,399)      (11,388)         1,403
      Inventories                                                          2,885        (8,379)         1,698
      Accounts payable                                                     3,932         6,815          4,843
      Other current accounts                                               6,591         7,826          3,170
    Other, net                                                             6,924            74          3,943
                                                                   -------------  -------------  -------------
  Net cash provided by operating activities                               47,422        16,041         24,018
                                                                   -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                                            (1,310,998)
  Sales and/or maturities of investments                               1,033,213
  Capital expenditures                                                   (11,677)      (11,749)        (7,557)
  Capital expenditure - modernization project                            (44,662)
  Proceeds from sales of assets                                                                           995
                                                                   -------------  -------------  -------------
  Net cash used for investing activities                                (334,124)      (11,749)        (6,562)
                                                                   -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of long-term debt                                              (50,000)       (3,500)
  Issuance of equity, net of costs                                       119,262
  Issuance of long-term debt                                             255,000
  Debt issuance costs                                                    (14,253)
  Exercise of stock options and other                                      2,888           428             34
                                                                   -------------  -------------  -------------
  Net cash provided by (used for) financing activities                   312,897        (3,072)            34
                                                                   -------------  -------------  -------------
  Net increase in cash and cash equivalents                               26,195         1,220         17,490
  Cash and cash equivalents at beginning of period                        50,444        49,224         31,734
                                                                   -------------  -------------  -------------
  Cash and cash equivalents at end of period                       $      76,639   $    50,444    $    49,224
                                                                   -------------  -------------  -------------
                                                                   -------------  -------------  -------------

    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                  Common     Additional               Minimum
                                                 stock, $1    paid-in     Retained    Pension     Treasury
                                                 par value    capital     earnings   Liability     stock
                                                -----------  ----------  ----------  ----------  ----------

BALANCE - DECEMBER 29, 1991                      $   6,009   $   47,466  $  112,963              $  (15,774)
                                                -----------  ----------  ----------  ----------  ----------
  Net loss                                                                  (53,172)
  Stock plans - issuance of shares                       7          191
  Tax benefit arising from stock plan
   transactions                                                      22
  Purchase of common stock for treasury                                                                 (79)
  Redemption of stock rights                                                   (107)
  Retirement of treasury stock                        (658)                 (15,195)                 15,853
  Minimum pension liability                                                          $   (8,231)
                                                -----------  ----------  ----------  ----------  ----------

BALANCE - DECEMBER 27, 1992                          5,358       47,679      44,489      (8,231)
                                                -----------  ----------  ----------  ----------  ----------
  Net income                                                                  6,259
  Stock plans - issuance of shares                      48          635
  Tax benefit arising from stock plan
   transactions                                                      30
  Minimum pension liability                                                             (13,064)
                                                -----------  ----------  ----------  ----------  ----------

BALANCE - DECEMBER 26, 1993                          5,406       48,344      50,748     (21,295)
                                                -----------  ----------  ----------  ----------  ----------
  Net income                                                                 16,971
  Stock plans - issuance of shares                     177        2,711
  Tax benefit arising from stock plan
   transactions                                                     257
  Issuance of equity                                 5,975      113,287
  Minimum pension liability                                                                 697
                                                -----------  ----------  ----------  ----------  ----------

BALANCE - DECEMBER 25, 1994                      $  11,558   $  164,599  $   67,719  $  (20,598) $
                                                -----------  ----------  ----------  ----------  ----------
                                                -----------  ----------  ----------  ----------  ----------

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

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash balances and highly liquid investments with a maturity of three months or less. The funds are invested in compliance with the Company's bond indenture which restricts the type, quality and maturity of investments.

    SHORT-TERM INVESTMENTS

    Short-term investments have a maturity of more than three months and less than 1 year. These investments are stated at cost as it is the intent of the Company to hold these securities until maturity. The funds are invested in compliance with the Company's bond indenture which restricts the type, quality and maturity of investments.

    INVENTORIES

    Inventories are stated at the lower of cost or market. The primary method used to determine inventory costs is the last-in, first-out (LIFO) method.

    RESTRICTED CASH AND INVESTMENTS

    Restricted cash and investments consists of cash and investments held in trust and committed for the construction of the continuous thin slab caster/hot strip mill complex and payment of the related debt service according to the Company's bond indenture. These investments are stated at cost as it is the intent of the Company to hold these securities until maturity. The funds are invested in compliance with the Company's bond indenture which restricts the type, quality and maturity of investments.

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

    The Company regularly reviews the carrying value of certain of its long-term assets and recognizes impairments when the discounted present value of future net cash flows is less than the carrying value.

    CONSTRUCTION IN PROGRESS

    Construction in progress includes all costs, including capitalized interest, associated with the construction of the Company's continuous thin slab caster/hot strip mill complex at its Riverdale, Illinois steelmaking facility. Also included in construction in progress are other capital projects not completed at the end of the reporting period.

    RETIREMENT BENEFIT PLANS

    Pension costs include service cost, interest cost, return on plan assets and amortization of the unrecognized initial net asset. The Company's policy is to fund not less than the minimum funding required under ERISA.

                            ACME METALS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The Company has unfunded postretirement health care and life insurance plans. Provisions for postretirement costs in 1994, 1993 and 1992 were determined pursuant to the provisions of Financial Accounting Standards (FAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Under this standard, the annual expense represents a combination of interest and service cost provisions of the annual accrual. The postretirement benefits are not funded.

    INCOME TAXES

    The credits for deferred income taxes in 1994, 1993 and 1992 were determined pursuant to the provisions of FAS No. 109, "Accounting for Income Taxes." Under this standard, the provision for deferred income taxes represents the tax effect of temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

    PER SHARE DATA

    Amounts per common share are based on the weighted average number of common and dilutive common equivalent shares outstanding during the year; 7,872,642 in 1994, 5,439,784 in 1993 and 5,396,311 in 1992.

    RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation.

CONTINUOUS THIN SLAB CASTER/HOT STRIP MILL PROJECT:

    On August 11, 1994, the Company completed the financing for its $392 million (exclusive of capitalized interest and internally generated project costs directly related to the Modernization and Expansion Project) continuous thin slab caster/hot strip mill project (Modernization and Expansion Project). The Company recorded a nonrecurring charge and an extraordinary expense item related to this transaction. See NONRECURRING CHARGE AND LONG TERM DEBT AND REVOLVING CREDIT AGREEMENT in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NONRECURRING CHARGE:

    During 1994, the Company completed financing for its Modernization and Expansion Project. As a result of the decision to commence with this project,
the  Company  recorded  a  $9.5  million  (pre-tax)  nonrecurring  charge.   The
nonrecurring charge was recorded to address the impairment of the existing steelmaking facilities and contractual employee reduction costs related to the construction and commissioning of the Modernization and Expansion Project.

    The Company recorded a $1.9 million nonrecurring charge in 1993 including $1.3 million in connection with a decision made during the year to permanently idle Acme Steel's No. 3 Hot Strip Mill and Billet Mill; a $0.6 million charge to close Acme Packaging's Pittsburg-East facility in California; and, the elimination of a strapping line at its New Britain, Connecticut facility following a determination made during the year to consolidate production facilities and eliminate unprofitable lines.

RESTRUCTURING CHARGE:

    During 1993, the Company completed its program to reduce its salaried work force by 10 percent. The pre-tax reserve of $2.7 million established by the Company included $1.1 million related to increased pension benefits and acceleration of the payment of pension benefits, a special postretirement termination charge of $1.3 million, a postretirement plan curtailment gain of $0.4 million and $0.7 million related to increased vacation benefits, severance pay and a reserve for contingencies related to the program.

                            ACME METALS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

INVENTORIES:

    Inventories are summarized as follows:

                                                                           1994       1993
                                                                         ---------  ---------
                                                                            (in thousands)
Raw materials                                                            $   5,200  $   6,201
Semi-finished and finished products                                         31,434     32,364
Supplies                                                                     8,348      9,302
                                                                         ---------  ---------
                                                                         $  44,982  $  47,867
                                                                         ---------  ---------
                                                                         ---------  ---------

    On December 25, 1994 and December 26, 1993, inventories valued on the LIFO method were less than the current costs of such inventories by $58.3 million and $57.4 million, respectively.

    In 1994, inventory quantities decreased from the prior year which resulted in liquidation of LIFO inventory quantities carried at the lower cost that prevailed in prior years, the effect of which decreased cost of products sold and increased income before income taxes and extraordinary item by $0.7 million.

PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment consisted of the following:

                                                                       1994         1993
                                                                    -----------  -----------
                                                                         (in thousands)
Land                                                                $     3,786  $     3,786
Buildings                                                                41,117       49,578
Equipment                                                               318,796      352,306
Construction in progress, Modernization and Expansion Project            44,662
Construction in progress, other                                           1,943        2,886
                                                                    -----------  -----------
                                                                        410,304      408,556
Less accumulated depreciation                                          (261,475)    (293,017)
                                                                    -----------  -----------
                                                                    $   148,829  $   115,539
                                                                    -----------  -----------
                                                                    -----------  -----------

    The difference between depreciation expense presented in the Consolidated Statements of Cash Flows and the Consolidated Statements of Operations
represents that portion of depreciation expense that is classified in selling and administrative expense on the Consolidated Statements of Operations.

    The Company capitalized expenditures related to the construction of the Modernization and Expansion Project totaling $44.7 million as of December 25, 1994. The capitalized expenditures are comprised of a $42.0 million payment to Raytheon Engineers & Constructors, Inc., the general contractor, for the construction project, $2.0 million of related capitalized interest, and $0.7 million of other costs directly related to the construction of the Modernization and Expansion Project.

                            ACME METALS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RETIREMENT BENEFIT PLANS:

    The Company has various retirement benefit plans covering substantially all salaried and hourly employees. Certain salaried employees with one full calendar quarter of service are eligible to participate in the Company's defined contribution plan and employee stock ownership plan (ESOP). Company contributions to the defined contribution plan and employee stock ownership plan are based upon 7.5 and 3.5 percent (the ESOP contribution was reduced from 6.5 to 3.5 percent in the second quarter of 1993), respectively, of eligible compensation. Amounts charged to operations under these plans were $3.5 million in 1994, $3.4 million in 1993 and $4.1 million in 1992.

    Salaried employees who joined the Company prior to December 31, 1981 and certain hourly employees participate in defined benefit retirement plans which provide benefits based upon either years of service and final average pay or fixed amounts for each year of service.

    The net defined benefit pension credit (expense) included the following components:

                                                                                1994        1993        1992
                                                                             ----------  ----------  ----------
                                                                                       (in thousands)
Service cost                                                                 $   (2,605) $   (1,852) $   (1,979)
Interest cost on projected benefit obligation                                   (14,700)    (14,526)    (14,231)
Actual return on plan assets                                                     (1,558)     16,094       9,715
Net amortization and deferral                                                    17,371                   7,662
                                                                             ----------  ----------  ----------
Net pension credit (cost)                                                    $   (1,492) $     (284) $    1,167
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

    Pension plan curtailment losses of $1.1 million are included in the 1992 restructuring charge.

    Actuarial assumptions used for the Company's pensions plans were as follows:

                                                                           1994       1993       1992
                                                                         ---------  ---------  ---------
Weighted average discount rate:
  For defined benefit pension credits (costs)                                 7.5%       8.5%       8.5%
  For projected benefit obligation                                            8.5%       7.5%       8.5%
Increase in future compensation levels                                          5%         5%         5%
Expected rate of return on plan assets                                       9.75%      9.75%      9.75%

                            ACME METALS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following table sets forth the funded status of the Company's defined benefit retirement plans and amounts recognized in the balance sheet.

                                                                       1994                       1993
                                                             -------------------------  -------------------------
                                                             Underfunded   Overfunded   Underfunded   Overfunded
                                                                Plans         Plans        Plans         Plans
                                                             ------------  -----------  ------------  -----------
                                                                                (in thousands)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits
   of $165,271 in 1994 and $182,993 in 1993                   $  174,308    $   8,626    $  189,939    $   9,648
  Effect of increase in compensation levels                        4,119          655         4,419          709
                                                             ------------  -----------  ------------  -----------
  Projected benefit obligation for service rendered to date      178,427        9,281       194,358       10,357
Plan assets at fair value, primarily U.S. government bonds
 and notes and common stock of publicly traded companies         155,581        9,779       158,975        9,860
Unrecognized net loss from past experience different from
 that assumed and effects of changes in assumptions               48,510        1,554        51,465        2,461
Prior service cost not yet recognized in net periodic
 pension cost                                                      5,334            0         5,539            0
Unrecognized net asset at December 30, 1985 being
 recognized over 15 years                                        (11,038)        (518)      (12,879)        (604)
Minimum pension liability adjustment                             (38,687)                   (39,705)
                                                             ------------  -----------  ------------  -----------
Prepaid (accrued) pension cost                                $  (18,727)   $   1,534    $  (30,963)   $   1,360
                                                             ------------  -----------  ------------  -----------
                                                             ------------  -----------  ------------  -----------

    In accordance with FAS No. 87, "Employer's Accounting for Pensions," the Company has recorded an adjustment, net of applicable income taxes, as shown in the table above, to recognize a minimum pension liability relating to certain under-funded pension plans.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

    The Company and its subsidiaries sponsor several unfunded defined benefit postretirement plans that provide medical, dental, and life insurance for retirees and eligible dependents.

    In 1994, 1993, and 1992, the cost for all plans, calculated pursuant to FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," amounted to $9.1 million, $7.9 million and $7.8 million, respectively.

    The net periodic postretirement benefit cost for 1994, 1993 and 1992, net of retiree contributions of approximately 10 percent of costs, included the following components:

                                                                                         1994       1993       1992
                                                                                       ---------  ---------  ---------
                                                                                               (in thousands)
Service cost - benefits attributed to service during the period                        $   1,685  $   1,185  $   1,109
Interest cost on accumulated postretirement benefit obligation                             7,203      6,743      6,708
Net amortization and deferral                                                                239        (64)
                                                                                       ---------  ---------  ---------
Net periodic postretirement benefit cost                                               $   9,127  $   7,864  $   7,817
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

                            ACME METALS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following table sets forth the plans' combined status at December 25, 1994 and December 26, 1993:

                                                                                             1994       1993
                                                                                           ---------  ---------
                                                                                              (in thousands)
Accumulated postretirement benefit obligation:
  Retirees                                                                                 $  56,859  $  55,687
  Fully eligible active plan participants                                                     10,716      9,675
  Other active plan participants                                                              24,332     25,619
                                                                                           ---------  ---------
                                                                                              91,907     90,981
  Unrecognized net gain and prior service cost                                                (1,497)    (3,036)
                                                                                           ---------  ---------
  Accrued postretirement benefit cost                                                      $  90,410  $  87,945
                                                                                           ---------  ---------
                                                                                           ---------  ---------

    The accrued postretirement obligation was determined by application of the terms of medical, dental, and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging ratably from 12 percent in 1992 to 5 percent through 1999 and beyond. The effect of a 1 percent annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation by approximately $11.2 million; the net periodic postretirement benefit costs would increase by approximately $2.1 million. The obligation for postretirement benefits as of December 25, 1994 was determined using an 8.5 percent discount rate, as compared to the 7.5 percent discount rate used for the year ended December 26, 1993.

    The increase in the discount rate contributed to a net decrease in the obligations of approximately $9.2 million. As the measurement of net periodic postretirement benefits cost is based on beginning of the year assumptions, the lower revalued obligation at the end of fiscal 1994 did not have any impact on the expense recorded for 1994.

ACCRUED EXPENSES:

    Included in the Consolidated Balance Sheets caption Accrued Expenses are the following:

                                                                                             1994       1993
                                                                                           ---------  ---------
                                                                                              (in thousands)
Accrued salaries and wages                                                                 $  15,650  $  16,235
Accrued postretirement benefits other than pensions                                            6,543      5,315
Accrued taxes other than income taxes                                                          5,283      4,970
Accrued interest                                                                               6,675        837
Other current liabilities                                                                      8,567      6,732
                                                                                           ---------  ---------
                                                                                           $  42,718  $  34,089
                                                                                           ---------  ---------
                                                                                           ---------  ---------

INVESTMENTS IN ASSOCIATED COMPANIES:

    The Company has a 31.7 percent interest in an iron ore mining venture. In 1994, 1993 and 1992, the Company made iron ore purchases of $20.7 million, $18.3 million, and $21.7 million, respectively from the venture. At December 25, 1994, $5.6 million was owed to the venture for iron ore purchases; amounts owed to the venture for such ore purchases were $4.2 million at December 26, 1993.

    The Company has a 37 percent interest in Olga Coal Company. In 1987, Olga Coal Company filed for protection under Chapter 11 of the U.S. Bankruptcy Act and the coal mining operation was idled. The coal mining investment is carried at no value in the Consolidated Balance Sheets.

                            ACME METALS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INCOME TAXES:

    The provision (credit) for taxes consisted of the following:

                                                                       1994       1993       1992
                                                                     ---------  ---------  ---------
                                                                             (in thousands)
Taxes on income:
  Current:
    Federal                                                          $  10,108  $   5,399  $      62
    State                                                                2,720        403        113
                                                                     ---------  ---------  ---------
                                                                        12,828      5,802        175
  Deferred                                                              (2,893)    (1,629)    (1,848)
                                                                     ---------  ---------  ---------
                                                                     $   9,935  $   4,173  $  (1,673)
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

    The effective income tax rates for 1994, 1993 and 1992 are reconciled to the Federal statutory tax rate in the following table:

                                                                         1994          1993          1992
                                                                     ------------  ------------  ------------
Statutory Federal income tax rate                                         35.0%         34.0%        (34.0)%
Change in tax rate due to:
  Federal surtax                                                          -              1.9          -
  Reorganization and restructuring costs                                  -             -              1.7
  State taxes - net of Federal tax effect                                  5.3           4.7            .8
  Reserves no longer required                                             -             -             (6.4)
  Penalties                                                               -               .6           2.3
  Municipal bond interest                                                 (4.8)         -             -
  Rate change impact on net deferred tax asset                            (1.4)         -             -
  Other - net                                                               .5          (1.2)         (1.4)
                                                                           ---           ---         -----
                                                                          34.6%         40.0%        (37.0)%
                                                                           ---           ---         -----
                                                                           ---           ---         -----

    As of the beginning of 1992, the Company adopted FAS No. 109, Accounting for Income Taxes. The cumulative effect of the change in accounting for income taxes increased the 1992 net loss by $8.1 million or $1.50 per share. The change in accounting for income taxes increased the credit for taxes in 1992 by $0.9 million.

                            ACME METALS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Significant components of the Company's deferred tax liabilities and assets at December 25, 1994 and December 26, 1993 are summarized below:

                                                                                   1994       1993
                                                                                 ---------  ---------
                                                                                    (in thousands)
                           Deferred Tax Liabilities
-------------------------------------------------------------------------------
Property, plant and equipment                                                    $  17,733  $  21,319
                                                                                 ---------  ---------
Gross deferred tax liabilities                                                      17,733     21,319
                                                                                 ---------  ---------
                              Deferred Tax Assets
-------------------------------------------------------------------------------
Postretirement benefits other than pensions                                         36,004     34,381
Pensions                                                                             3,308      8,620
Other employee benefits                                                              3,741      2,712
Inventories                                                                          4,541      4,313
Interest expense                                                                     1,591
Other liabilities                                                                    1,204        670
Other assets                                                                           983        910
Miscellaneous                                                                          398        310
Alternative minimum tax credits                                                                 1,496
Other                                                                                              90
                                                                                 ---------  ---------
Gross deferred tax assets                                                           51,770     53,502
                                                                                 ---------  ---------
Net deferred tax asset                                                           $  34,037  $  32,183
                                                                                 ---------  ---------
                                                                                 ---------  ---------

    In 1994 and 1993, the change in the deferred income tax liability primarily represents the effect of changes in the amounts of temporary differences from the prior year. In addition, based on the Company's expected future profitability, the net deferred tax asset was increased in 1994 recognizing the effect of legislation enacted during 1993 which increased the maximum corporate tax rate from 34 to 35 percent.

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

    The Company's Federal tax liability is the greater of its regular tax or alternative minimum tax. At December 25, 1994, the Company had no alternative minimum tax credits available to be carried forward.

    In 1994, cash flows were reduced by $12.3 million resulting from net income tax payments. In 1993, cash flows were reduced by $4.5 million resulting from income tax payments of $5.0 million and income tax refunds of $0.5 million in connection with net operating loss carryback claims. In 1992, cash flows were increased by $4.8 million resulting from $6.0 million of income tax refunds in connection with net operating loss carryback claims and income tax payments of $1.2 million.

                            ACME METALS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT:

    The Company's long-term debt at December 25, 1994 and December 26, 1993 is summarized as follows:

                                                                                   1994       1993
                                                                                ----------  ---------
                                                                                   (in thousands)
Senior Secured Notes, 12.5%, due 2002                                           $  125,000
Senior Secured Discount Notes, 13.5%, due 2004                                      84,055
Term loan, three month LIBOR rate plus 400 basis points (10.375% at December
 25, 1994), due 1998-2001                                                           50,000
Senior Notes, 9.35%, due 1994-1999                                                          $  50,000
Note payable, 6.5% to 6.75%, due 1998-2008                                           6,000      6,000
                                                                                ----------  ---------
                                                                                   265,055     56,000
Less current portion                                                                     -      6,667
                                                                                ----------  ---------
                                                                                $  265,055  $  49,333
                                                                                ----------  ---------
                                                                                ----------  ---------

    During 1994, the Company issued long-term debt in the form of Senior Secured Notes, Senior Secured Discount Notes and a Term Loan for gross cash proceeds of $255 million in connection with the financing of the construction of the Modernization and Expansion Project. The gross proceeds were reduced by debt issuance costs of $14.3 million which is being amortized over the lives of the respective bond issues and the term loan.

    Coincident with issuance of new debt, the Company prepaid the total principal remaining on the previously existing Senior Notes of $50 million and incurred approximately $3 million ($1.8 million after-tax) in prepayment penalties which are shown as an extraordinary expense item net of taxes in the Consolidated Statements of Operations.

    SENIOR SECURED NOTES

    The Senior Secured Notes were issued for $125 million, bearing 12.5 percent interest due in 2002. The Senior Secured Notes may be redeemed at the option of the Company, in whole, or in part on or after August 1, 1998 at fixed redemption prices, together with accrued and unpaid interest to the redemption date.

    SENIOR SECURED DISCOUNT NOTES

    The Senior Secured Discount Notes provided gross proceeds of $80 million and mature in 2004, which will yield 13.5 percent and accrete to an aggregate principal amount of $117.9 million on August 1, 1997. During 1994, the Senior Secured Discount Notes accreted to a value of $84.1 million. The Senior Secured Discount Notes may be redeemed at the option of the Company in whole or in part, on or after August 1, 1999, at fixed redemption prices, together with accrued and unpaid interest to the redemption date.

    TERM LOAN

    The Term Loan provided gross proceeds of $50 million and matures on a graduated schedule beginning in 1998, and may be redeemed at par, in whole or in part, by the Company on the last day of any quarterly interest period. The Term Loan bears interest at 400 basis points above three month LIBOR. At December 25, 1994, the interest rate in effect was 10.375 percent.

    WORKING CAPITAL FACILITY

    The Company has a Working Capital Facility agreement with a group of banks which provides aggregate commitments of $80 million secured by the inventories and accounts receivable of the Company's subsidiaries. During 1993 and 1992, the Company had a $60 million revolving credit agreement with a group of banks. At December 25, 1994 and December 26, 1993, no amounts were outstanding under either credit agreement. The Company pays an annual commitment fee of one-half percent on the unused portion of the credit line.

                            ACME METALS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The Company's obligations under the Senior Notes and Term Loan are secured by a pledge of all capital stock of the Company's direct subsidiaries. The guarantee of the Notes and Term Loan by Acme Steel is secured by a first property lien on substantially all existing and future real property and equipment of Acme Steel, including all of the assets required in connection with the Modernization and Expansion Project. The guarantee of the Notes and Term Loan by Acme Packaging are secured by a pledge of all of the capital stock of its subsidiaries.

    The maturities during the five years ending December 26, 1999 are $4.3 million in 1998 and $15.2 million in 1999. Cash flows from operating activities were reduced by cash paid for interest on debt by $5.3 million in 1994 and $5.2 million in 1993 and $5.6 million in 1992.

    The Senior Notes, Term Loan and Working Capital Facility contain certain restrictive covenants that limit the Company's ability to incur additional indebtedness, create liens, pay dividends, repurchase capital stock, engage in transactions with affiliates, sell assets, engage in sale or leaseback transactions and engage in mergers or consolidations.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

    CASH AND CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND RESTRICTED CASH AND INVESTMENTS

    The carrying value of cash and cash equivalents, short-term investments and restricted cash and investments approximates the current value.

    LONG-TERM DEBT

    The fair value of the Company's Senior Secured Notes and Senior Secured Discount Notes is determined by using the quoted market price at the end of the reporting period.

    The fair value of the Term Loan and Note Payable is estimated by calculating the present value of the remaining interest and principal payments on the debt to maturity. The present value of the Term Loan uses a discount rate equal to the three month LIBOR rate plus 400 basis points at the end of the reporting period. The Note Payable present value computation uses a discount rate equal to the prime rate at the end of the reporting period plus or minus the spread between the prime rate and the rate negotiated on the debt at the inception of the loan.

    The  following  table  presents  information  on  the  Company's   financial
instruments:

                                                            1994                    1993
                                                   ----------------------  ----------------------
                                                    Carrying      Fair      Carrying      Fair
                                                     Amount      Value       Amount      Value
                                                   ----------  ----------  ----------  ----------
                                                                   (in thousands)
Cash and Cash Equivalents                          $   76,639  $   76,639  $   50,444  $   50,444
Short-term Investments                                 76,384      76,107
Restricted Cash and Investments                       201,397     201,204
Long-term debt
  - Senior Secured Notes                              125,000     121,250
  - Senior Secured Discount Notes                      84,055      80,211
  - Term Loan                                          50,000      51,448
  - Senior Notes                                                               50,000      56,130
  - Note Payable                                        6,000       5,378       6,000       7,021
                                                   ----------  ----------  ----------  ----------
                                                   $  619,475  $  612,237  $  106,444  $  113,595
                                                   ----------  ----------  ----------  ----------
                                                   ----------  ----------  ----------  ----------

                            ACME METALS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ISSUANCE OF COMMON STOCK:

    On August 11, 1994, the Company issued 5.6 million shares of $1 par value common stock in exchange for 5.6 million special warrants sold on March 2, 1994. The issue price of the special warrants was $21 providing gross proceeds to the Company of $117.6 million. The gross proceeds were reduced by related equity issuance costs of $6.8 million providing net equity proceeds of $110.8 million.

    In addition, on September 23, 1994, Raytheon entered into an agreement with the Company to purchase 375,000 shares of its common stock for $24 per common share. The gross proceeds of $9 million was reduced by the related issuance costs of $0.5 million. The sale closed on October 7, 1994. These common shares have not been registered.

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

                                                                        Option         Per share
                                                                        Shares       option price
                                                                      ----------  -------------------
OUTSTANDING AT DECEMBER 29, 1991                                         560,025  $ 8.375 - $24.25
Granted                                                                   58,000  $18.75
Exercised                                                                (10,100) $ 8.375 - $15.625
Canceled                                                                 (30,950) $13.563 - $24.25
                                                                      ----------
OUTSTANDING AT DECEMBER 27, 1992                                         576,975
Granted                                                                   88,500  $14.50
Exercised                                                                (39,450) $ 8.375 - $17.00
Canceled                                                                 (17,675) $13.563 - $24.25
                                                                      ----------
OUTSTANDING AT DECEMBER 26, 1993                                         608,350
Granted                                                                   83,500  $23.875
Exercised                                                               (165,400) $ 8.375 - $24.25
Canceled                                                                  (5,750) $17.875 - $24.25
                                                                      ----------
OUTSTANDING AT DECEMBER 25, 1994                                         520,700
                                                                      ----------
                                                                      ----------

    At December 25, 1994, 394,450 options were exercisable; 490,850 options were exercisable at December 26, 1993. Options vest over a two year period.

    Stock awards granted in 1994 totaled 13,000 shares at a value of either $23.19 or $22.88 per share depending on the grant date. Stock awards granted in 1993 totaled 15,400 shares at a value of either $16.00 or $16.75 per share depending on the grant date. Stock awards granted in 1992 totaled 18,650 shares at a value of either $15.00 or $18.75 per share depending on the grant date. The compensation expense for the value of stock awards granted is recognized ratably over the vesting period of 5 years.

COMMITMENTS AND CONTINGENCIES:

    The Company's interest in an iron ore mining joint venture requires payment of its proportionate share of all fixed operating costs, regardless of the quantity of ore received, plus the variable operating costs of minimum ore production for the Company's account. Normally, the Company reimburses the joint venture for these costs through its purchase of ore at the higher of cost or market prices. During 1994, the Company obtained approximately 56 percent of its iron ore needs from the joint venture and purchases generally approximated market prices.

                            ACME METALS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The Company has entered into a turnkey contract with Raytheon Engineers & Constructors, Inc. ("Raytheon") to build the Modernization and Expansion Project at its steelmaking facilities located in Riverdale, Illinois. A significant portion of Raytheon's subcontract with the key equipment vendor is denominated in German Deutsche Marks, DM133 million ($83.2 millions at the inception of the contract). The Company agreed to assume the DM foreign exchange costs in return for an acceleration of the final completion date of the facility. At this time, approximately DM42.5 million of this foreign exchange exposure remain unhedged.

    The Company is subject to various Federal, state and local environmental statutes and regulations which provide a comprehensive program for controlling the release of materials into the environment and require responsible parties to remediate certain waste disposal sites. In addition, various health and safety statutes and regulations apply to the work-place environment. Administrative, civil and criminal penalties may be applicable for failure to comply with these laws. These environmental laws and regulations are subject to periodic revision and modification. The United States Congress, for example, has recently completed a major overhaul of the Federal Clean Air Act which is a major component of the Federal environmental statutes affecting the Company's operations.

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

    In those cases where the Company has been identified as a Potentially Responsible Party ("PRP") or is otherwise made aware of a possible exposure to incur costs associated with an environmental matter, management determines (i) whether, in fact, the Company has been properly named or is otherwise obligated,
(ii) the extent to which the Company may be responsible for costs associated with the site in question, (iii) an assessment as to whether another party may be responsible under various indemnification agreements or insurance policies the Company is a party to, and (iv) an estimate, if one can be made, of the costs associated with the clean-up efforts or settlement costs. It is the Company's policy to make provisions for environmental clean-up costs at the time that a reasonable estimate can be made. At December 31, 1994, the Company had recorded reserves of less than $0.3 million for environmental clean-up matters. While it is not possible to predict the ultimate costs of resolving environmental related issues facing the Company, based upon information currently available, they are not expected to have a material effect on the consolidated financial condition or results of operations of the Company.

    In connection with the Spin-Off from The Interlake Corporation ("Interlake") on May 29, 1986, Acme Steel Company (a subsidiary of the Company) entered into certain indemnification agreements with Interlake. Pursuant to the terms of the indemnification agreements, Interlake undertook to defend, indemnify and hold Acme Steel Company harmless from any claims, as defined, relating to Acme Steel Company operations or predecessor operations occurring before May 29, 1986, the inception of Acme Steel Company. The indemnification agreements cover certain environmental matters including certain litigation and Superfund sites in Duluth, Minnesota and Gary, Indiana for which either Interlake or Acme Steel Company's predecessor operations have been named as defendants or PRP's, as applicable. To date, Interlake has met its obligations under the indemnification agreements and has provided the defense and paid all costs

                            ACME METALS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) related to these environmental matters. The Company does not have sufficient information to determine the potential liability, if any, for the matters covered by the indemnification agreements in the event Interlake fails to meet its obligations thereunder in the future. In the event that Interlake, for any reason, was unable to fulfill its obligations under the indemnification agreements, the Company could have increased future obligations which could be significant.

    Also in connection with the Spin-Off from Interlake, Acme Steel Company entered into a Tax Indemnification Agreement ("TIA") which generally provides for Interlake to indemnify Acme Steel Company for certain tax matters. While certain issues have been negotiated and settled between the Company, Interlake and the Internal Revenue Service, certain significant issues for the tax years beginning in 1982 through 1986 remain unresolved.

    On March 17, 1994, Acme Steel Company received a Statutory Notice of Deficiency ("Notice") in the amount of $16.9 million in tax as a result of the Internal Revenue Service's examination of the 1982-1984 tax years. The Company is contesting the unresolved issues and the Notice. Should the government sustain its position as proposed for those unresolved issues and those contained in the Notice, substantial interest would also be due (potentially in an amount greater than the tax claimed). The taxes claimed relate principally to adjustments for which Acme Steel Company is indemnified by Interlake pursuant to the TIA. The Company has adequate reserves to cover that portion for which it believes it may be responsible per the TIA. To date, Interlake has met its obligations under the TIA with respect to all covered matters. In the event that Interlake, for any reason, were unable to fulfill its obligations under the TIA, the Company could have increased future obligations.

    The Company's subsidiaries also have various litigation matters pending which arise out of the ordinary course of their businesses. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position of the Company.

BUSINESS SEGMENTS:

    The Company presents its operations in two segments, Steel Making and Steel Fabricating.

    Steel Making operations include the manufacture of sheet, strip and semifinished steel in low-, mid-, and high-carbon alloy and specialty grades. Principal markets include agricultural, automotive, industrial equipment, industrial fasteners, welded steel tubing, processor and tool manufacturing industries.

    The Steel Fabricating Segment processes and distributes steel strapping, strapping tools and industrial packaging (Acme Packaging Corporation), welded steel tube (Alpha Tube Corporation) and auto and light truck jacks (Universal Tool & Stamping Co., Inc.). The Steel Fabricating Segment sells to a number of markets.

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

                            ACME METALS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                              SEGMENT INFORMATION
                                 (IN THOUSANDS)

                                                                           1994         1993         1992
                                                                        -----------  -----------  -----------
Net Sales
  Steel Making
    Sales to unaffiliated customers                                     $   231,224  $   187,750  $   145,627
    Intersegment sales                                                      118,196      116,094      114,517
                                                                        -----------  -----------  -----------
                                                                            349,420      303,844      260,144
  Steel Fabricating
    Sales to unaffiliated customers                                         291,655      269,656      245,935
    Intersegment sales                                                        1,806        1,873        1,023
                                                                        -----------  -----------  -----------
                                                                            293,461      271,529      246,958
    Eliminations                                                           (120,001)    (117,967)    (115,540)
                                                                        -----------  -----------  -----------
    Total                                                               $   522,880  $   457,406  $   391,562
                                                                        -----------  -----------  -----------
                                                                        -----------  -----------  -----------
Income (Loss) from Operations
    Steel Making                                                        $    14,536(1) $       736(2) $    (9,363)(4)
    Steel Fabricating                                                   $    19,044(1) $    11,929(3) $     7,308(5)
                                                                        -----------  -----------  -----------
    Total                                                               $    33,580  $    12,665  $    (2,055)
                                                                        -----------  -----------  -----------
                                                                        -----------  -----------  -----------
Identifiable Assets
    Steel Making                                                        $   248,876  $   203,366  $   185,743
    Steel Fabricating                                                       105,699      108,254       94,514
    Corporate                                                               327,755       22,249       20,445
                                                                        -----------  -----------  -----------
    Total                                                               $   682,330  $   333,869  $   300,702
                                                                        -----------  -----------  -----------
                                                                        -----------  -----------  -----------
Depreciation
    Steel Making                                                        $    11,753  $    11,285  $    10,805
    Steel Fabricating                                                         3,696        3,842        3,804
    Corporate                                                                    65          107           96
                                                                        -----------  -----------  -----------
    Total                                                               $    15,514  $    15,234  $    14,705
                                                                        -----------  -----------  -----------
                                                                        -----------  -----------  -----------
Capital Expenditures
    Steel Making                                                        $    53,205  $     9,368  $     5,661
    Steel Fabricating                                                         3,076        2,283        1,823
    Corporate                                                                    58           98           73
                                                                        -----------  -----------  -----------
    Total                                                               $    56,339  $    11,749  $     7,557
                                                                        -----------  -----------  -----------
                                                                        -----------  -----------  -----------
Steel Shipments (in tons)                                                   675,430      659,736      585,540
                                                                        -----------  -----------  -----------
                                                                        -----------  -----------  -----------

(1) Includes a $9.5 million nonrecurring charge to recognize asset impairment costs and contractual employee reduction cost related to construction of the Modernization and Expansion Project.
(2) Includes a $1.3 million write off of Acme Steel Company's No. 3 Hot Strip Mill and Billet Mill.
(3) Includes a $0.6 million expense to close Acme Packaging's Pittsburg-East facility in California and the write-off of a strapping line at its New Britain, Connecticut facility.
(4) Includes a $2.1 million restructuring charge in connection with a 10 percent salaried work force reduction plan.
(5) Includes a $0.3 million restructuring charge in connection with a 10 percent salaried work force reduction plan.

SUBSEQUENT EVENT:

    On December 30, 1994, the Company sold its interest in the LAS Virginia Properties. A gain on sale of the properties, net of the adjusted cost basis, will be recognized in the amount of $1.6 million, in fiscal 1995.

                            ACME METALS INCORPORATED

                         QUARTERLY RESULTS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     First       Second      Third       Fourth
                                                                    Quarter     Quarter     Quarter     Quarter
-----------------------------------------------------------------------------------------------------------------
1994
Net Sales                                                          $  123,560  $  132,863  $  123,142  $  143,315
Gross profit                                                           13,519      19,617      18,141      25,011
Net income (loss)                                                       3,598       6,856      (1,019)      7,536
Net income (loss) per share                                        $     0.64  $     1.20  $    (0.12) $     0.65
Net income before extraordinary item                                                       $      768
Net income per share before extraordinary item                                             $      .09
-----------------------------------------------------------------------------------------------------------------
1993
Net sales                                                          $  107,863  $  117,169  $  111,919  $  120,455
Gross profit                                                            7,518      11,670       9,206      16,829
Net income                                                                114       2,056         115       3,974
Net income per share                                               $     0.02  $     0.38  $     0.02  $     0.73
-----------------------------------------------------------------------------------------------------------------
1992
Net sales                                                          $   98,522  $   99,993  $   94,884  $   98,163
Gross profit                                                            7,967       5,897       6,303       9,379
Net income (loss)(1)                                                  (50,144)     (1,288)     (2,647)        907
Net income (loss) per share(1)                                          (9.29) $    (0.24) $    (0.49) $     0.17
Net income (loss) before accounting changes                               179      (1,288)     (2,647)        907
Net income (loss) per share before accounting changes              $     0.03  $    (0.24) $    (0.49) $     0.17
-----------------------------------------------------------------------------------------------------------------

    The third quarter of 1994 includes a $9.5 million nonrecurring charge to address the impairment of existing steelmaking facilities and contractual employee costs related to construction and commissioning of the Modernization and Expansion Project. In addition, the third quarter also includes a $1.8 million extraordinary expense item resulting from prepayment of previously existing senior notes.

    The fourth quarter of 1993 includes a $1.2 million benefit related to Acme's investment in Wabush Mines, a $1.3 million expense to write-off the Steel subsidiary's No. 3 Hot Strip Mill and Billet Mill, $0.6 million of expense associated with the closure of the Packaging subsidiary's Pittsburg-East facility in California and the write-off of a strapping line at the Packaging subsidiary's New Britain, Connecticut facility.

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

(1) Reflects the adoption of Financial Accounting Standards (FAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and FAS No. 109, "Accounting for Income Taxes," in the first quarter of 1992.

                            ACME METALS INCORPORATED

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                 AND RESERVES

                                 (IN THOUSANDS)

                                                                                     Additions
                                                                               ----------------------
                                                                   Balance at  Charged to  Charged to
                                                                   beginning   costs and     other
Fiscal Year                                                         of year     expenses    Accounts   Deductions
-----------------------------------------------------------------  ----------  ----------  ----------  ----------
                                                                                                                Balance
                                                                                                                at
                                                                                                                end
                                                                                                                of
                                                                                                                year
                                                                                                                --
1994
Allowance for doubtful accounts receivable               $   1,155     $     541      $     240(a)  $    (635)(b) $   1,301
                                                        -----------        -----          -----         -----   ---------
                                                        -----------        -----          -----         -----   ---------
1993
Allowance for doubtful accounts receivable               $   1,081     $     240      $     232(a)  $    (398)(b) $   1,155
                                                        -----------        -----          -----         -----   ---------
                                                        -----------        -----          -----         -----   ---------
1992
Allowance for doubtful accounts receivable               $     741     $     645      $     300(a)  $    (605)(b) $   1,081
                                                        -----------        -----          -----         -----   ---------
                                                        -----------        -----          -----         -----   ---------
(a)  Consists principally of recoveries of accounts charged off in prior years.
(b)  Uncollectible accounts charged off.