Form 10-Q
period 1995-03-26
ACME METALS INC /DE/
filed 1995-05-10
CIK 883702

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 26, 1995 or
(  ) Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934


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


Number of shares of Common Stock outstanding as of April 23,1995, 11,575,684.

                        PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                            ACME METALS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                   March 26,       December 25,
                                                     1995               1994
                                                   ---------       ------------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                       $    98,510     $    76,639
   Short term investments                              109,557          76,384
   Receivables, less allowances of $1,375
       in 1995 and $1,301 in 1994                       62,135          60,878
   Inventories                                          47,755          44,982
   Deferred income taxes                                13,354          13,354
   Other current assets                                  1,785           1,605
                                                    ----------      ----------
       Total current assets                            333,096         273,842
                                                    ----------      ----------
INVESTMENTS AND OTHER ASSETS:
   Investments in associated companies                  14,368          14,358
   Restricted cash and investments                     154,659         201,397
   Other assets                                         22,877          23,221
   Deferred income taxes                                20,684          20,683
                                                    ----------      ----------
       Total investments and other assets              212,588         259,659
                                                    ----------      ----------
PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment, at cost              364,099         363,699
   Construction in Progress                             90,209          46,605
   Accumulated depreciation                           (265,573)       (261,475)
                                                    ----------      ----------
       Total property, plant and equipment             188,735         148,829
                                                    ----------      ----------
                                                   $   734,419     $   682,330
                                                    ----------      ----------
                                                    ----------      ----------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                $    75,384     $    36,732
   Accrued expenses                                     39,560          42,718
   Income taxes payable                                  6,365           1,941
                                                    ----------      ----------
       Total current liabilities                       121,309          81,391
                                                    ----------      ----------

LONG-TERM LIABILITIES
   Long-term debt                                      267,858         265,055
   Other long-term liabilities                          10,449          10,012
   Postretirement benefits other than pensions          84,541          83,867
   Retirement benefit plans                             18,498          18,727
                                                    ----------      ----------
       Total long-term liabilities                     381,346         377,661
                                                    ----------      ----------
   Commitments and contingencies (see note titled
       COMMITMENTS AND CONTINGENCIES)
SHAREHOLDERS' EQUITY:
   Preferred stock, $1 par value, 2,000,000 shares
       authorized, no shares issued
   Common stock, $1 par value, 20,000,000 shares
       authorized, 11,581,084 and 11,558,127
       shares issued in 1995 and 1994, respectively     11,581          11,558
   Additional paid-in capital                          165,015         164,599
   Retained earnings                                    75,766          67,719
   Minimum pension liability adjustment                (20,598)        (20,598)
                                                    ----------      ----------
        Total shareholders'equity                      231,764         223,278
                                                    ----------      ----------

                                                   $   734,419     $   682,330
                                                    ----------      ----------
                                                    ----------      ----------



    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)



                                                   For The Three Months Ended
                                                   ----------------------------
                                                     March 26,       March 27,
                                                       1995            1994
                                                   ----------------------------
NET SALES                                          $  131,548      $  123,560

COSTS AND EXPENSES:
   Cost of products sold                              104,449         106,258
   Depreciation expense                                 3,967           3,783
                                                    ----------      ----------
Gross profit                                           23,132          13,519

   Selling and administrative expense                   8,822           7,363
                                                    ----------      ----------
Operating income                                       14,310           6,156

NON-OPERATING INCOME (EXPENSE):
   Interest expense                                    (7,340)         (1,334)
   Interest income                                      3,841             394
   Other - net                                          1,761             781
                                                    ----------      ----------
Income before income taxes                             12,572           5,997
Income tax provision                                    4,526           2,399
                                                    ----------      ----------

Net income                                         $    8,046      $    3,598
                                                    ----------      ----------
                                                    ----------      ----------


PER COMMON SHARE:

   Net Income                                      $     0.69      $     0.64
                                                    ----------      ----------
                                                    ----------      ----------




    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                      For The Three Months Ended
                                                      --------------------------
                                                        March 26,     March 27,
                                                          1995          1994
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $     8,046   $     3,598
   ADJUSTMENTS TO RECONCILE NET INCOME  TO
       NET CASH PROVIDED BY OPERATING ACTIVITIES:
          Depreciation                                      4,114         3,930
          Accretion of Senior Discount Note                 2,803
          CHANGE IN CURRENT ASSETS AND LIABILITIES:
                Receivables                                (1,257)         (609)
                Inventories                                (2,773)        3,326
                Accounts payable                           (1,621)       (3,529)
                Other current accounts                      1,116         2,124
          Other, net                                        1,292         1,331
                                                       ----------    ----------
   Net cash provided by operating activities               11,720        10,171
                                                       ----------    ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                               (135,240)
   Sales and/or maturities of investments                 108,607
   Release of restricted cash                              40,198
   Capital expenditure                                     (1,845)       (1,842)
   Capital expenditure - modernization project             (2,008)
                                                       ----------    ----------

   Net cash provided by (used for) investing activities     9,712        (1,842)
                                                       ----------    ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Other                                                      439           (94)
   Proceeds from the exercise of stock options                            2,258
                                                       ----------    ----------
   Net cash provided by financing activities                  439         2,164
                                                       ----------    ----------


   Net increase in cash and cash equivalents               21,871        10,493
   Cash and cash equivalents at beginning of period        76,639        50,444
                                                       ----------    ----------
   Cash and cash equivalents at end of period             $98,510       $60,937
                                                       ----------    ----------
                                                       ----------    ----------




    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF PRESENTATION:

The accompanying financial statements for the periods ended March 26, 1995 and March 27, 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The financial statements have been subjected to a limited review by Price Waterhouse LLP, the Company's independent accountants, whose report appears on page 10 of this filing. Such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

The Company's fiscal year ends on the last Sunday in December 1995 which will end on December 31, 1995 will contain 53 weeks. First quarter results for 1995 and 1994 cover 13-week periods.


SEGMENT INFORMATION:

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

All sales between Segments are recorded at current market prices. Income from operations consists of total sales less operating expenses. Operating expenses include an allocation of expenses incurred at the Corporate Office that are considered by the Company to be operating expenses of the Segments rather than general corporate expenses. Income from operations does not include other non-operating income or expense, interest income or expense, or income taxes.

The products and services of the Steel Making and Steel Fabricating Segments are distributed through their own respective sales organizations which have sales offices at various locations in the United States. Export sales are insignificant.

                            ACME METALS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                                  March 26,           March 27,
                                                    1995                1994

                                                  --------            ---------
                                                         (in thousands)
Net Sales
   Steel Making:
      Sales to unaffiliated customers             $ 60,274             $ 53,765
      Intersegment sales                            29,559               30,503
                                                   -------              -------
                                                    89,833               84,268
   Steel Fabricating:
      Sales to unaffiliated customers               71,302               69,795
      Intersegment sales                               430                  497
                                                   -------              -------
                                                    71,732               70,292
   Eliminations:                                   (30,017)             (31,000)
                                                   -------              -------
   Total                                          $131,548             $123,560
                                                   -------              -------
                                                   -------              -------


Income from Operations
      Steel Making                                $  7,904             $  2,313
      Steel Fabricating                              6,406                3,843
                                                   -------              -------
   Total                                          $ 14,310             $  6,156
                                                   -------              -------
                                                   -------              -------


Depreciation
      Steel Making                                $  3,132             $  2,926
      Steel Fabricating                                953                  979
      Corporate                                         29                   25
                                                   -------              -------
   Total                                          $  4,114             $  3,930
                                                   -------              -------
                                                   -------              -------

Capital Expenditures
      Steel Making                                 $43,566               $1,506
      Steel Fabricating                                402                  332
      Corporate                                         68                    4
                                                   -------              -------
   Total                                          $ 44,036             $  1,842
                                                   -------              -------
                                                   -------              -------

Steel Shipments (in tons)                          170,741              170,965
                                                   -------              -------
                                                   -------              -------


PER SHARE DATA:

Per share amounts for 1995 and 1994 are based on the weighted average number of common and dilutive common equivalent shares outstanding during the three-month period (11,643,406 in 1995 and 5,662,670 in 1994).

                            ACME METALS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

INVENTORIES:

Inventories are summarized as follows:

                                                   March 26,     December 25,
                                                     1995            1994
                                                   --------      -----------
                                                         (in thousands)
     Raw materials                                  $  5,088       $  5,200
     Semi-finished and finished products              33,937         31,434
     Supplies                                          8,730          8,348
                                                     -------        -------
                                                    $ 47,755       $ 44,982
                                                     -------        -------
                                                     -------        -------

PROPERTY, PLANT AND EQUIPMENT:

The Company capitalized expenditures related to the construction of the Modernization and Expansion Project ("the Project") totaling $86.9 million at March 26, 1995. The capitalized expenditures are comprised of $82.2 million of cash and accrued payments to Raytheon Engineers & Constructors Inc., the general contractor, $3.5 million of related capitalized interest, and $1.2 million of other costs related directly to the construction of the Project.

CASH FLOWS:

Cash payments for interest expense were $8.6 million in the first quarter of 1995, as compared to sixty-four thousand in 1994 for the same period. Cash flows from investing activities were increased by a release of $40.2 million of non-current restricted cash to cash and cash equivalents in the first quarter of 1995. The restricted cash was reclassified to recognize an amount currently owed to the general contractor. Due to the non-cash nature of this capital expenditure it has been excluded from cash flow statement.

COMMITMENTS AND CONTINGENCIES:

The Company's interest in an iron ore mining joint venture requires payment of its proportionate share of all fixed operating costs, regardless of the quantity of ore received, plus the variable operating costs of minimum ore production for the Company' s account. Normally, the Company reimburses the joint venture for these costs through its purchase of ore at the higher of cost or market prices.

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

                            ACME METALS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

In those cases where the Company has been identified as a Potentially Responsible party ("PRP") or is otherwise made aware of a possible exposure to incur costs associated with an environmental matter, management determines (i) whether, in fact, the Company has been properly named or is otherwise obligated,
(ii) the extent to which the Company may be responsible for costs associated with the site in question, (iii) an assessment as to whether another party may be responsible under various indemnification agreements or insurance policies the Company is a part to, and (iv) an estimate, if one can be made, of the costs associated with the clean-up efforts or settlement costs. It is the Company's policy to make provisions for environmental clean-up at the time that a reasonable estimate can be made. At March 26, 1995, the Company had recorded reserves for environmental clean-up matters which were not material. While it is not possible to predict the ultimate costs of resolving environmental related issues facing the Company, based upon information currently available, they are not expected to have a material effect on the consolidated financial condition or results of operations of the Company.

In connection with the Spin-Off from The Interlake Corporation ("Interlake") on May 29, 1986, Acme Steel Company (a subsidiary of the Company) entered into certain indemnification agreements with Interlake. Pursuant to the terms of the indemnification agreements, Interlake undertook to defend, indemnify and hold Acme Steel Company harmless from any claims, as defined, relating to Acme Steel Company operations or predecessor operations occurring before May 29, 1986, the inception of Acme Steel Company. The indemnification agreements cover certain environmental matters including certain litigation and Superfund sites in Duluth, Minnesota and Gary, Indiana for which either Interlake or Acme Steel Company's predecessor operations have been named as defendants or PRP's, as applicable. To date, Interlake has met its obligations under the indemnification agreements and has provided the defense and paid all costs related to these environmental matters. The Company does not have sufficient information to determine the potential liability, if any, for the matters covered by the indemnification agreements in the event Interlake fails to meet its obligations thereunder in the future.

                            ACME METALS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

In the event that Interlake, for any reason, was unable to fulfill its obligations under the indemnification agreements, the Company could have increased future obligations which could be significant.

Also in connection with the Spin-Off from Interlake, Acme Steel Company entered into a Tax Indemnification Agreement ("TIA") which generally provided for Interlake to indemnify Acme Steel Company for certain tax matters. While certain issues have been negotiated and settled between the Company, Interlake and the Internal Revenue Service, certain significant issues for the tax years beginning in 1982 through 1986 remain unresolved.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Shareholders of
Acme Metals Incorporated


We have reviewed the accompanying consolidated balance sheet as of March 26, 1995 and the consolidated statements of income and cash flows for the three-month periods ended March 26, 1995 and March 27, 1994 (the "consolidated financial information") of Acme Metals Incorporated and its subsidiaries. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial information for it to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 25, 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated March 17, 1995 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 25, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ Price Waterhouse LLP



Price Waterhouse LLP
April 26, 1995
Chicago, Illinois

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

                                        For the Three Months Ended             For the Years Ended
                                        --------------------------             -------------------

                                        March 26,     March 27,     December 25,    December 26   December 27,
                                          1995          1994            1994           1993           1992
                                        --------      --------      -----------     -----------   ------------
NET SALES                                 100.0%         100.0%         100.0%         100.0%         100.0%
COSTS AND EXPENSES:
 Cost of products sold                     79.4           86.0           82.5           86.9           88.8
 Depreciation expense                       3.0            3.0            2.9            3.2            3.0
                                          -----          -----          -----          -----          -----
Gross profit                               17.6           11.0           14.6            9.9            7.5
 Selling and administrative expense         6.7            6.0            6.4            6.7            7.4
 Restructuring/Nonrecurring charge                                        1.8            0.4            0.6
                                          -----          -----          -----          -----          -----
Operating income (loss)                    10.9            5.0            6.4            2.8           (0.5)
 Interest expense, net                     (5.6)          (1.1)          (1.2)          (0.9)          (1.0)
 Other non-operating income, net            4.2            0.9            0.3            0.1            0.1
 Unusual income items                                                     0.0            0.3            0.3
Income tax provision (credit)               3.4            1.9            1.9            0.9           (0.4)
                                          -----          -----          -----          -----          -----
Net income (loss) before extraordinary
 item and cumulative effect of
 accounting changes                         6.1            2.9            3.6            1.4           (0.7)
Cumulative effect of changes in
 accounting principles, net of taxes                                                                  (12.9)
                                          -----          -----          -----          -----          -----
Net income (loss) before
 extraordinary item                         6.1            2.9            3.6            1.4          (13.6)
                                          -----          -----          -----          -----          -----
 Extraordinary item, net of taxes           0.0            0.0           (0.3)           0.0            0.0
                                          -----          -----          -----          -----          -----
Net income (loss)                           6.1%           2.9%           3.3%           1.4%         (13.6)%
                                          -----          -----          -----          -----          -----
                                          -----          -----          -----          -----          -----

FIRST QUARTER 1995 COMPARED WITH FIRST QUARTER 1994

NET SALES. Consolidated net sales of $131.5 million in the first quarter of 1995 were $7.9 million, or 6 percent higher than the first quarter 1994 net sales. A 7 percent increase in average selling prices contributed $9.1 million to the favorable comparison but was somewhat reduced by lower shipments for the Steel Fabricating Segment and changes in sales mix which decreased sales by $1.2 million. The favorable results were largely related to a continued strong economy and increased average selling prices, as compared to 1994. Although economic conditions have remained strong, there is some indication of an expected softening in future quarters.

STEEL MAKING SEGMENT. Net sales for the Steel Making Segment were $89.8 million in the first quarter of 1995, a $5.5 million, or 7 percent, improvement over last year's comparable period. Sales to unaffiliated customers increased 12 percent to $60.3 million while intersegment sales of $29.6 million were 3 percent lower than in the first quarter of 1994. The increase in the Steel Making Segment's net sales was the result of a 4 percent increase in average selling prices and a 3 percent increase in shipments.

STEEL FABRICATING SEGMENT. The Steel Fabricating Segment net sales of $71.7 million in the first quarter of 1995 were $1.4 million, or 2 percent higher than the comparable period in the prior year. A 7 percent increase in average selling prices accounted for the sales improvement but was reduced by a 5 percent decrease in shipments as compared to 1994's first quarter. Shipments were affected by increased 1994 fourth quarter activity in anticipation of price increases.

GROSS PROFIT. The gross profit margin for the first quarter of 1995 of $23.1 million was $9.6 million higher than the margin recorded during last year's comparable period. The increase in margin was due to higher average selling prices for the Company's products. Operating costs, however, were lower in the first quarter of 1995 due to the lower costs relating to natural gas, scrap, and iron ore in the Steel Making Segment. The gross profit, as a percentage of sales, was 17.6 percent in the first quarter of 1995 versus 11.0 percent in last year's comparable period.

SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense totaled $8.8 million and $7.3 million for the first quarters of 1995 and 1994, respectively. Selling and administrative expenses represented 6.7 percent of net sales in 1995 compared to 6.0 percent in 1994. The increase was generated by higher salaries, and expenses associated with on-going efforts to implement new information technology systems and business processes within the Company.

OPERATING INCOME. Operating income for the Company for the first quarter of 1995 was $14.3 million as compared to operating income of $6.2 million in the first quarter of 1994.

STEEL MAKING SEGMENT. The Steel Making Segment earned $7.9 million from operations. The earnings improvement was driven by a 4 percent increase in average selling prices and increased shipments of 4,500 tons. Shipments to external customers were 8 percent over last year's comparable period while shipments to the Steel Fabricating Segment were 4,900 tons, or 7 percent, lower than in the first quarter of 1994. Approximately 65 percent of shipments and gross profit in 1995 was attributable to external customers while the remainder was generated by sales to the Steel Fabricating Segment. In total, the increased selling prices generated $4.9 million in increased revenue while the lower operating cost contributed to the remainder of the improvement over the first quarter of 1994.

STEEL FABRICATING SEGMENT. The Steel Fabricating Segment's operating income of $6.4 million for the first quarter of 1995 was $2.6 million higher than in last year's comparable period with all of the increase derived from a 7 percent increase in average selling prices. Acme Packaging's operating income for the first quarter of 1995 was higher than last year's comparable period due principally to an increase in average selling prices. Alpha Tube's results in the first quarter of 1995 were up substantially as a result of a 14 percent increase in average selling prices for welded tubing, and Universal's operating income was slightly lower than the prior year for the same period due to decreased sales volume related to its auto customers. The majority of the price increases for the Steel Fabricating Segment in the first quarter of 1995 was the result of price hikes initiated in 1994. Partially offsetting the effect of the Steel Fabricating Segment's sales related gains were increased raw material costs in the form of higher flat-rolled prices from the Steel Making Segment and external suppliers.

INTEREST INCOME / EXPENSE. Interest income for the first quarter of 1995 totaled $3.8 million, exceeding the first quarter of 1994 by $3.4 million. The increase is due primarily to higher investment levels in connection with the Project resulting from the issuance of debt and equity in the third quarter of
1994.   Interest expense of $7.3 million for the first quarter of 1995 surpassed the same period for the prior year by $6.0 million arising from the issuance of $255.0 million of long term debt in the third quarter of 1994. In the first quarter of 1995, interest expense of $1.5 million was capitalized as part of the Project.

NON-OPERATING INCOME. Non-operating income in the first quarter of 1995 was $1.8 million, $1.0 million higher than the $0.8 million income recorded in last year's comparable period. Non-operating income in the first quarter of 1995 included a $1.6 million gain on the sale related to the sale of the Company's interest in a West Virginia coal producing property. The first quarter of 1994 included $0.7 million refund of prior year utility costs from Commonwealth Edison.

NET INCOME. The Company recorded earnings of $8.0 million, or $0.69 per share in the first quarter of 1995 versus income of $3.6 million, or $0.64 cents per share, recorded in the first quarter of 1994. Per share amounts for 1995 and 1994 are based on weighted average number of shares common and dilutive common equivalent shares outstanding during the three month period (11,643,406 in 1995 and 5,662,670 in 1994).

  LIQUIDITY AND CAPITAL RESOURCES. At the end of the first quarter, the Company's cash and cash equivalents balance was $98.5 million, up $21.9 million from the December 1994 balance. Operating activities generated $11.7 million of cash in the quarter due to a combination of net income, and add-back of $4.1 million of non-cash depreciation and $2.8 million of non-cash accretion of the Senior Discount Notes, and a decrease of $3.3 million from changes in working capital and other non-current accounts. Investing activities increased cash $9.7 million resulting from the release of $40.2 million of restricted cash and investments to make funds available for amounts owing the general contractor. A purchase of short-term investments reduced cash from investing activities by $26.6 million. Working capital stood at $211.8 million at the end of the first quarter, up $9.3 million over last December's ending amount.

As of March 26, 1995, the Company's long term indebtedness was $267.9 million. Long term debt increased $2.8 million in the first quarter of 1995 due to the accretion of Senior Secured Discount Notes. The Company also currently has unused $80.0 million working capital facility all of which, remained available. At March 26, 1995, the Company's ratio of debt to capitalization was .54 to 1.

Capital expenditures totaled $44.0 million for the first quarter 1995, $42.2 million, of which related to current amounts owing the general contractor, capitalized interest, and other costs related to the Project. The remainder of capital expenditures were for normal, expected replacement and rehabilitation of production facilities throughout the Company.

                         PART II.     OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibit 15 - Letter Regarding Unaudited Interim Financial Information
          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K


     On March 17, 1995 the Company issued a press release announcing that its Acme Steel Company Subsidiary (Acme Steel"), now engaged in a major modernization and expansion of its steel making operations, has signed a Joint Development Program Agreement with SMS Schloemann Siemag AG, Dusseldorf ("SMS").

     SMS is the primary equipment supplier for Acme Steel's Modernization and Expansion Project, which includes installation of a continuous thin slab caster/hot strip mill at Acme Steel's Riverdale, IL plant.

          The report on Form 8-K discussing the above matter was filed on March 23, 1995.

     On May 5, 1995 the Company issued a press release announcing that its Acme Steel Company Subsidiary ("Acme Steel") and National Material L.P., an affiliate of Tang Industries, Inc., have signed a letter of intent to form a joint venture to construct and operate a facility to pickle, oil and slit (process) wide steel coils from Acme Steel's new continuous thin-slab caster/hot strip mill modernization project under construction in Riverdale, Illinois. The location for the proposed joint venture facility has not been finalized.

     Under the terms of the letter of intent, Acme Steel would be a minority equity participant and the processing facility would be constructed and managed by National Material L.P.

     Consummation of the joint venture agreement will, among other conditions, be subject to the execution of a mutually satisfactory definitive joint venture agreement between the parities and final approval of the Board of Directors of the respective parties.

          The report on Form 8-K discussing the above was filed on May 8, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ACME METALS INCORPORATED




Date:  May 9, 1995                                By:   /s/ J. F. Williams
                                                     ---------------------------
                                                  Jerry F. Williams
                                                  Vice President - Finance
                                                  and Administration
                                                  (Principal Financial Officer)



                                                  By:   /s/ G. J. Pritz
                                                     ---------------------------
                                                  Gregory J. Pritz
                                                  Controller
                                                  (Principal Accounting Officer)