Form 10-Q
period 1995-06-25
ACME METALS INC /DE/
filed 1995-08-09
CIK 883702

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 25, 1995 or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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


Number of shares of Common Stock outstanding as of July 18, 1995, 11,580,547.

                        PART I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS



                            ACME METALS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        June 25,               December 25,
                                                                                          1995                    1994
                                                                                     -------------            --------------
                                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                         $      79,425            $      76,639
   Short term investments                                                                  124,215                   76,384
   Receivables, less allowances of $1,424 in 1995 and $1,301 in 1994                        63,162                   60,878
   Inventories                                                                              54,489                   44,982
   Deferred income taxes                                                                    13,354                   13,354
   Other current assets                                                                      1,188                    1,605
                                                                                     -------------             ------------
            Total current assets                                                           335,833                  273,842
                                                                                     -------------             ------------
INVESTMENTS AND OTHER ASSETS:
   Investments in associated companies                                                      14,365                   14,358
   Restricted cash and investments                                                         111,519                  201,397
   Other assets                                                                             21,718                   23,221
   Deferred income taxes                                                                    20,683                   20,683
                                                                                     -------------             ------------
            Total investments and other assets                                             168,285                  259,659
                                                                                     -------------             ------------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment, at cost                                                  364,315                  363,699
   Construction in progress                                                                144,532                   46,605
   Accumulated depreciation                                                               (269,946)                (261,475)
                                                                                     -------------             ------------
            Total property, plant and equipment                                            238,901                  148,829
                                                                                     -------------             ------------
                                                                                     $     743,019                 $682,330
                                                                                     -------------             ------------
                                                                                     -------------             ------------

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                  $      72,064             $     36,732
   Accrued expenses                                                                         45,287                   42,718
   Income taxes payable                                                                         46                    1,941
                                                                                     -------------             ------------
            Total current liabilities                                                      117,397                   81,391
                                                                                     -------------             ------------
LONG-TERM LIABILITIES
   Long-term debt                                                                          270,730                  265,055
   Other long-term liabilities                                                              10,895                   10,012
   Postretirement benefits other than pensions                                              84,930                   83,867
   Retirement benefit plans                                                                 18,555                   18,727
                                                                                     -------------             ------------
            Total long-term liabilities                                                    385,110                  377,661
                                                                                     -------------             ------------

   Commitments and contingencies (see note titled COMMITMENTS AND
            CONTINGENCIES)
SHAREHOLDERS' EQUITY:
   Preferred stock, $1 par value, 2,000,000 shares authorized, no shares issued
   Common stock, $1 par value, 20,000,000 shares authorized, 11,578,818
            and 5,559,161 shares issued in 1995 and 1994, respectively                      11,579                   11,558
   Additional paid-in capital                                                              164,984                  164,599
   Retained earnings                                                                        84,547                   67,719
   Minimum pension liability adjustment                                                    (20,598)                 (20,598)
                                                                                     -------------             ------------
            Total shareholders' equity                                                     240,512                  223,278
                                                                                     -------------             ------------
                                                                                     $     743,019             $    682,330
                                                                                     -------------             ------------
                                                                                     -------------             ------------

    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                             For The Three Months Ended                For The Six Months Ended
                                        ------------------------------------         -------------------------------
                                              June 25,            June 26,             June 25,            June 26,
                                                1995                1994                 1995                1994
                                             ----------          ----------          ----------          ----------
NET SALES                                    $  136,171          $  132,863          $  267,719          $  256,423

COSTS AND EXPENSES:
     Cost of products sold                      106,943             109,433             211,391             215,691
     Depreciation expense                         4,088               3,813               8,055               7,596
                                             ----------          ----------          ----------          ----------
Gross profit                                     25,140              19,617              48,273              33,136

     Selling and administrative expense           8,868               7,941              17,691              15,304
                                             ----------          ----------          ----------          ----------
Operating income                                 16,272              11,676              30,582              17,832

NON-OPERATING INCOME (EXPENSE):
     Interest expense                            (6,372)             (1,332)            (13,712)             (2,666)
     Interest income                              3,843                 652               7,684               1,046
     Other - net                                    (23)                430               1,738               1,211
                                             ----------          ----------          ----------          ----------
Income before income taxes                       13,720              11,426              26,292              17,423
Income tax provision                              4,939               4,570               9,465               6,969
                                             ----------          ----------          ----------          ----------
Net income                                   $    8,781          $    6,856          $   16,827          $   10,454
                                             ----------          ----------          ----------          ----------
                                             ----------          ----------          ----------          ----------
PER COMMON SHARE:

     Net Income                              $     0.75          $     1.20          $     1.44          $     1.84
                                             ----------          ----------          ----------          ----------
                                             ----------          ----------          ----------          ----------


    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                          For The Six Months Ended
                                                       ------------------------------

                                                         June 25,           June 26,
                                                          1995                1994
                                                       ------------        ----------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $  16,827          $   10,454
   ADJUSTMENTS TO RECONCILE NET INCOME TO
      NET CASH PROVIDED BY OPERATING ACTIVITIES:
         Depreciation                                       8,330               7,894
         Accretion of Senior Discount Note                  5,675
         CHANGE IN CURRENT ASSETS AND LIABILITIES:
              Receivables                                  (2,284)             (3,848)
              Inventories                                  (9,507)              6,830
              Accounts payable                              1,101                (297)
              Other current accounts                        1,123               3,888
         Other, net                                         3,360               1,188
                                                       ----------          ----------
Net cash provided by operating activities                  24,625              26,109
                                                       ----------          ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                               (253,487)
   Sales and/or maturities of investments                 261,303
   Release of restricted cash                              34,231
   Capital expenditure - modernization project            (60,024)
   Capital expenditures                                    (4,268)             (5,071)
                                                       ----------          ----------
   Net cash used for investing activities                 (22,245)             (5,071)
                                                       ----------          ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the exercise of stock options                                  2,268
   Other                                                      406                 (99)
                                                       ----------          ----------
   Net cash provided by financing activities                  406               2,169
                                                       ----------          ----------

   Net increase in cash and cash equivalents                2,786              23,207
   Cash and cash equivalents at beginning of period        76,639              50,444
                                                       ----------          ----------
   Cash and cash equivalents at end of period          $   79,425          $   73,651
                                                       ----------          ----------
                                                       ----------          ----------



    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION:

The accompanying financial statements for the periods ended June 25, 1995 and June 26, 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The financial statements have been subjected to a limited review by Price Waterhouse LLP, the Company's independent accountants, whose report appears on page 10 of this filing. Such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

The Company's fiscal year ends on the last Sunday in December. The fiscal year ended 1995 will end on December 31, 1995 and will contain 53 weeks. Second quarter results for 1995 and 1994 cover 13-week periods.

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

                            ACME METALS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                                        For The                                  For The
                                                   Three Months Ended                       Six Months Ended
                                             ------------------------------         --------------------------------
                                              June 25,            June 26,            June 25,            June 26,
                                                1995                1994                1995                1994
                                             ----------          ----------         ------------         -----------
                                                                         (in thousands)
Net Sales
   Steel Making:
      Sales to unaffiliated customers        $   61,475         $    57,745         $   121,749            $111,510
      Intersegment sales                         31,999              31,531              61,558              62,034
                                             ----------         -----------         -----------         -----------
                                                 93,474              89,276             183,307             173,544
   Steel Fabricating:
      Sales to unaffiliated customers            74,728              75,118             146,002             144,913
      Intersegment sales                            378                 471                 836                 968
                                             ----------         -----------         -----------         -----------
                                                 75,106              75,589             146,838             145,881
   Eliminations:                                (32,409)            (32,002)            (62,426)            (63,002)
                                             ----------         -----------         -----------         -----------
   Total                                     $  136,171         $   132,863         $   267,719         $   256,423
                                             ----------         -----------         -----------         -----------
                                             ----------         -----------         -----------         -----------

Income from operations
      Steel Making                           $   10,726         $     6,281         $    18,630         $     8,594
      Steel Fabricating                           5,546               5,395              11,952               9,238
                                             ----------         -----------         -----------         -----------
         Total                               $   16,272         $    11,676         $    30,582         $    17,832
                                             ----------         -----------         -----------         -----------
                                             ----------         -----------         -----------         -----------

Depreciation
      Steel Making                           $    3,250         $     2,973         $     6,382         $     5,899
      Steel Fabricating                             941                 963               1,894               1,942
      Corporate                                      25                  28                  54                  53
                                             ----------         -----------         -----------         -----------

         Total                               $    4,216         $     3,964         $     8,330         $     7,894
                                             ----------         -----------         -----------         -----------
                                             ----------         -----------         -----------         -----------

Capital Expenditures
      Steel Making                               53,759         $     2,498         $    97,325         $     4,004
      Steel Fabricating                             647                 708               1,049               1,040
      Corporate                                      81                  23                 149                  27
                                             ----------         -----------         -----------         -----------
         Total                               $   54,487         $     3,229         $    98,523         $     5,071
                                             ----------         -----------         -----------         -----------
                                             ----------         -----------         -----------         -----------
Steel Shipments (in tons)                       159,230             177,022             329,971             347,463
                                             ----------         -----------         -----------         -----------
                                             ----------         -----------         -----------         -----------

PER SHARE DATA:

Per share amounts for 1995 and 1994 are based on the weighted average number of common and dilutive common equivalent shares outstanding during the six-month period (11,667,874 in 1995 and 5,678,661 in 1994).

INVENTORIES:

Inventories are summarized as follows:

                                             June 25,      December 25,
                                               1995            1994
                                            -----------    -------------
                                                 (in thousands)

       Raw materials                         $ 6,538         $ 5,200
       Semi-finished and finished products    39,446          31,434
       Supplies                                8,505           8,348
                                             -------         -------
                                             $54,489         $44,982
                                             -------         -------
                                             -------         -------


PROPERTY, PLANT AND EQUIPMENT:

The Company capitalized expenditures related to the construction of the Modernization and Expansion Project ("the Project") totaling $138.9 million at June 25, 1995. The capitalized expenditures are comprised of $131.2 million of cash and accrued payments to Raytheon Engineers & Constructors Inc., the general contractor, $5.7 million of related capitalized interest, and $2.0 million of other costs related directly to the construction of the Project.

CASH FLOWS:

For the first six months of 1995 and 1994, cash payments of $11.3 million and $7.6 million were made for payment of income taxes, respectively; in these periods cash payments for interest expense were $1.3 million and $2.7 million.

Net cash from investing activities was decreased by a release of $34.2 million of non-current restricted cash to cash equivalents in the second quarter of 1995. The restricted cash was released in connection with $34.2 million of capital expenditures currently owed to the general contractor, which will be paid in the third quarter of 1995. Due to the non-cash nature of this capital expenditure it has been excluded from the cash flow statement.

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

In those cases where the Company has been identified as a Potentially Responsible Party ("PRP") or is otherwise made aware of a possible exposure to incur costs associated with an environmental matter, management determines (i) whether, in fact, the Company has been properly named or is otherwise obligated,
(ii) the extent to which the Company may be responsible for costs associated with the site in question, (iii) an assessment as to whether another party may be responsible under various indemnification agreements or insurance policies the Company is a party to, and (iv) an estimate, if one can be made, of the costs associated with the clean-up efforts or settlement costs. It is the Company's policy to make provisions for environmental clean-up at the time that a reasonable estimate can be made. At June 25, 1995, the Company had recorded reserves for environmental clean-up matters which were not material. While it is not possible to predict the ultimate costs of resolving environmental related issues facing the Company, based upon information currently available, they are not expected to have a material effect on the consolidated financial condition or results of operations of the Company.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Shareholders of
Acme Metals Incorporated


We have reviewed the accompanying consolidated balance sheet as of June 25, 1995, the consolidated statements of income for the three-month and six-month periods ended June 25, 1995 and June 26, 1994, and the consolidated statements of cash flows for the six-month period ended June 25, 1995 and June 26, 1994 (the "consolidated financial information") of Acme Metals Incorporated and its subsidiaries. These financial statements are the responsibility of the company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 25, 1994, and the related consolidated statements of operations, of shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated March 17, 1995 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 25, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PriceWaterhouse LLP

PRICE WATERHOUSE LLP

Chicago, Illinois
July 26, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                     FOR THE SIX MONTHS ENDED                 FOR THE YEARS ENDED
                                     ------------------------                 -------------------
                                     June 25,       June 26,      December 25,   December 26,   December 27,
                                         1995           1994          1994           1993           1992
                                     --------       --------      ------------   ------------   ------------
NET SALES                               100.0%         100.0%         100.0%         100.0%         100.0%
COSTS AND EXPENSES:
 Cost of products sold                   79.0           84.1           82.5           86.9           88.8
 Depreciation expense                     3.0            2.9            2.9            3.2            3.7
                                       ------         ------         ------         ------         ------
Gross Profit                             18.0           13.0           14.6            9.9            7.5
 Selling and administrative expense       6.6            6.0            6.4            6.7            7.4
 Restructuring/Nonrecurring charge                                      1.8            0.4            0.6
                                       ------         ------         ------         ------         ------
Operating income (loss)                  11.4            7.0            6.4            2.8          (0.5)
 Interest expense, net                   (2.2)          (0.6)          (1.2)          (0.9)          (1.0)
 Other non-operating income, net          0.6            0.4            0.3            0.1            0.1
 Unusual income items                                                   0.0            0.3            0.3
Income tax provision (credit)             3.5            2.7            1.9            0.9           (0.4)
                                       ------         ------         ------         ------         ------
Net income (loss) before
 extraordinary item and cumulative
 effect of accounting changes             6.3            4.1            3.6            1.4           (0.7)
Cumulative effect of changes in
 accounting principles, net of taxes                                                                (12.9)
                                       ------         ------         ------         ------         ------
Net income (loss) before
 extraordinary item                       6.3            4.1            3.6            1.4          (13.6)
                                       ------         ------         ------         ------         ------
 Extraordinary item, net of taxes         0.0            0.0           (0.3)           0.0            0.0
                                       ------         ------         ------         ------         ------
Net income (loss)                         6.3%           4.1%           3.3%           1.4%        (13.6)%
                                       ------         ------         ------         ------         ------
                                       ------         ------         ------         ------         ------


SECOND QUARTER 1995 AS COMPARED TO SECOND QUARTER 1994

     NET SALES. Consolidated net sales of $136.2 million in the second quarter of 1995 were $3.3 million, or 2 percent higher than second quarter 1994 net sales. A 5 percent increase in average selling prices contributed $6.5 million to the favorable comparison, but was reduced by lower shipments which decreased sales by $3.1 million. Although economic conditions have remained strong, there is indication of an expected softening in future quarters.

     STEEL MAKING SEGMENT. Net sales for the Steel Making Segment advanced to $93.5 million in the second quarter of 1995, a $4.2 million, or 5 percent, improvement over last year's comparable period. Although sales of flat rolled products declined, increased shipments of hot metal and pig iron resulted in an overall increase in sales to unaffiliated customers of 6 percent to $61.5 million while intersegment sales of $32.0 million were 1 percent higher than in the second quarter of 1994. The increase in the Steel Making Segment's net sales was primarily the result of a 5 percent increase in average selling prices as well as a shift in product mix.

     STEEL FABRICATING SEGMENT. Steel Fabricating Segment net sales of $75.1 million in the second quarter of 1995 were $0.5 million, or 1 percent lower than the comparable period in the prior year.

The reduction in sales was primarily attributable to a 4 percent decrease in shipments offset by average selling prices being up 3 percent as compared to 1994's second quarter.

     GROSS PROFIT. The gross profit margin for the second quarter of 1995 of $25.1 million was $5.5 million higher than the margin recorded during last year's comparable period. The increase in margin was due to higher average selling prices for the Company's products as shipment volume remained almost consistent with the prior year's second quarter. Operating costs, however, were lower in the second quarter of 1995 due to lower costs relating to usage of natural gas, scrap, and iron ore, in the Steel Making Segment. The gross profit, as a percentage of sales, was 18.5 percent in the second quarter of 1995 versus 14.7 percent in last year's comparable period.

     SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense totaled $8.9 million and $7.9 million for the second quarters of 1995 and 1994, respectively. Selling and administrative expenses represented 6.6 percent of net sales in 1995 compared to 6.0 percent in 1994. The increase was generated mainly by higher salaries, benefits, and other administrative expenses.

     OPERATING INCOME. Operating income for the Company for the second quarter of 1995 was $16.3 million as compared to operating income of $11.7 million in the second quarter of 1994.

     STEEL MAKING SEGMENT. Operating income for the Steel Making Segment totaled $10.7 million as compared to the $6.3 million recorded in the second quarter of 1994. The earnings improvement of $4.4 million was driven almost entirely by a 5 percent increase in average selling prices as sales volume remained consistent with the prior year. Shipments to external customers were 7 percent over last year's comparable period while shipments to the Steel Fabricating Segment were 4,500 tons, or 7 percent lower than in the second quarter of 1994. Approximately 61 percent of shipments and gross profit in 1995 was attributable to external customers while the remainder was generated by sales to the Steel Fabricating Segment. Operating costs were lower in the second quarter of 1995 due principally to lower costs relating to usage of natural gas, scrap, and iron ore.

     STEEL FABRICATING SEGMENT. The Steel Fabricating's operating income of $5.5 million for the second quarter of 1995 was $0.1 million higher than in last year's comparable period with all of the increase derived from a 3 percent increase in average selling prices. Acme Packaging's operating income for the second quarter of 1995 was 6 percent higher than last year's comparable period due to an increase in average selling prices for steel strapping. Alpha Tube's results in the second quarter of 1995 were up substantially as a result of increase in average selling prices for welded tubing, and Universal's operating income was slightly due to lower due to decreased sales volume of auto and light truck jacks. The majority of the price increases for the Steel Fabricating Segment in the second quarter of 1995 was the result of price hikes initiated in 1994. Partially offsetting the Steel Fabricating Segment's sales related gains were increased raw material costs in the form of higher flat-rolled prices from the Steel Making Segment and external suppliers.

     INTEREST INCOME / EXPENSE. Interest income for the second quarter of 1995 totaled $3.8 million, exceeding the first quarter of 1994 by $3.1 million. The increase is due primarily to higher investment levels in connection with the Project resulting from the issuance of debt and equity in the third quarter of 1994. Interest expense of $6.4 million for the second quarter of 1995 surpassed the same period of the prior year by $5.1 million, resulting from the issuance of $255.0 million of long term debt in the third quarter of 1994. In the second quarter of 1995, interest expense of $2.3 million was capitalized as part of the Project.

     OTHER NON-OPERATING INCOME. Other non-operating income in the second quarter of 1995 was $0.4 million lower than the income recorded in last year's comparable period. Other non-operating income in the second quarter of 1994 included a $0.4 million refund of prior years' utility costs from Commonwealth Edison.

     INCOME TAX EXPENSE. The income tax expense for the second quarter of 1995 totaled $4.9 million based on a 36 percent effective tax rate as compared to the $4.6 million expense in the second quarter of 1994, based on a 40 percent effective rate.

     NET INCOME. The Company recorded earnings of $8.8 million, or $0.75 per share in the second quarter of 1995 versus the $6.9 million, or $1.20 cents per share, recorded in the second quarter of 1994. Per share amounts for 1995 and 1994 are based on weighted average number of common shares and dilutive common equivalent shares outstanding during each respective three month period (11,667,874 in 1995 and 5,678,661 in 1994).


SIX MONTHS ENDED JUNE 25, 1995 AS COMPARED TO SIX MONTHS ENDED JUNE 26, 1994

     NET SALES. Consolidated net sales of $267.7 million for the six months ended June 25, 1995 were $11.3 million, or 4 percent higher than net sales in the first six months of 1994. Higher average selling prices resulted in a $16.2 million increase in sales, but was reduced by a decrease in shipments over last year's comparable period. The decrease in shipments had a $4.9 million unfavorable impact on sales in comparison to the first six months of 1994.

     STEEL MAKING SEGMENT. Net sales for the Steel Making Segment advanced to $183.3 million in the first six months of 1995, a $9.8 million, or 6 percent, improvement over last year's comparable period. Sales to unaffiliated customers increased 9 percent to $121.7 million while intersegment sales of $61.6 million were 1 percent lower than in the first six months of 1994. The increase in the Steel Making Segment's net sales was primarily the result of a 5 percent increase in average selling prices as shipments remained almost consistent with the prior year.

     STEEL FABRICATING SEGMENT. Steel Fabricating Segment net sales of $146.8 million in the first six months of 1995 were $1.0 million, or 1 percent higher than the comparable period in the prior year. Higher average selling prices contributing $9.2 million was almost completely offset by lower shipments reducing sales by $8.3 million as compared to last year's first six months.

     GROSS PROFIT. The gross profit for the first six months of 1995 of $48.3 million was $15.2 million higher than the gross profit recorded during last year's comparable period. The increase in gross profit was due almost entirely to higher average selling prices for the Company's products. In addition, operating costs were lower in the first six months of 1995.

     SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense totaled $17.7 million (6.6 percent of net sales) and $15.3 million (6 percent of net sales) for the first six months of 1995 and 1994, respectively. The increase was generated by higher salaries and expenses associated with on-going efforts to implement new information technology systems and business processes within the Company.

     OPERATING INCOME. Operating income for the Company for the six months ended June 25, 1995 was $30.6 million as compared to operating income of $17.8 million in the first six months of 1994.

     STEEL MAKING SEGMENT. Operating income for the Steel Making Segment totaled $18.6 million as compared to the $8.6 million income recorded in the first six months of 1994. The earnings improvement was driven by a 5 percent increase in average selling prices contributing $10.1 million. Shipments to external customers were 9 percent higher than last year's comparable period while shipments to the Steel Fabricating Segment were 9,400 tons, or 7 percent lower than in the first six months of 1994. Decreased shipments reduced results by $0.8 million from the previous year. Approximately 66 percent of shipments and 67 percent of gross profit in 1995 were attributable to external customers while the remainder was generated by sales to the Steel Fabricating Segment. In 1994's first six months the Steel Making Segment shipped 62 percent and derived 64 percent of its gross profit from external customers. Also contributing to the Steel Making Segment's earnings for the first six months of 1995 were lower costs relating to the purchase and usage of natural gas, scrap, and iron ore, as compared to the same period for 1994.

     STEEL FABRICATING SEGMENT. The Steel Fabricating Segment's operating income of $12.0 million for the first six months of 1995 was $2.7 million higher than in last year's comparable period with virtually all of the increase derived from a 5 percent increase in average selling prices. Acme Packaging's operating income for the first six months of 1995 was 24 percent higher than last year's comparable period due primarily to a 6 percent increase in average selling prices for steel strapping. Alpha Tube's results in 1995 doubled as a result of a 9 percent increase in average selling prices for welded tubing, and Universal's operating income was slightly lower due to decreased sales volume to its auto customers. The majority of the price increases for the Steel Fabricating Segment in the first six months of 1995 was the result of price increases initiated in 1994. Partially offsetting the Steel Fabricating Segment's sales related gains were increased raw material costs in the form of higher flat-rolled prices from the Steel Making Segment and external suppliers.

     INTEREST INCOME / EXPENSE. Interest income for the first six months of 1995 totaled $7.7 million, exceeding the first half of 1994 by $6.6 million. The increase is due primarily to increased investments in connection with the Project resulting from the issuance of debt and equity in the third quarter of 1994. Interest expense of $13.7 million for the six months of 1995 surpassed the same period for the prior year by $11.0 million resulting from the issuance of $255.0 million of long term debt in the third quarter of 1994. In the first six months of 1995, interest expense of $3.8 million was capitalized as part of the Project.

     OTHER NON-OPERATING INCOME. Other non-operating income in the first six months of 1995 was $0.5 million higher than last year's comparable period due to a $1.6 million gain on the sale of the Company's interest in a West Virginia coal producing property. The comparable period in 1994 included income of $1.2 million consisting almost entirely of a refund from Commonwealth Edison for prior utility costs.

     INCOME TAX EXPENSE. The income tax expense for the first six months of 1995 totaled $9.5 million based on a 36 percent effective tax rate as compared to the $7.0 million expense in the first six months of 1994, based on a 40 percent effective rate.

     NET INCOME. The Company recorded earnings of $16.8 million, or $1.44 per share, in the first six months of 1995 versus the $10.5 million, or $1.84 per share, recorded in the first six months of 1994. Per share amounts for 1995 and 1994 are based on weighted average number of common shares and dilutive common equivalent shares outstanding during the six month period (11,667,874 in 1995 and 5,678,661 in 1994).

LIQUIDITY AND CAPITAL RESOURCES

     At June 25, 1995, the Company's cash and cash equivalents balance was $79.4 million, up $2.8 million from the December 1994 balance. Operating activities generated $24.6 million of cash in the first six months of 1995 due to a combination of net income, an add back of $8.3 million of non-cash depreciation, a $5.7 million of non-cash accretion of the Senior Discount Notes, and a decrease of $6.2 million from changes in working capital and other non-current accounts. Investing activities decreased cash $22.2 million due primarily to the disbursement of $64.3 million of cash for capital expenditures. This decrease was partially offset by the release of $34.2 million of restricted cash and investments to make funds available for the amounts owing to the general contractor. In addition, the sale of short-term investments, net of purchases, increased cash from investing activities by $7.8 million. Working capital amounted to $218.4 million at June 25, 1995, up $26.0 million from December 25, 1994.

     As of June 25, 1995, the Company's long term indebtedness was $270.7 million. Long term debt increased $5.7 million in the first half of 1995 due to the accretion of Senior Secured Discount Notes. The Company also currently has an unused $80.0 million working capital facility, all of which remained available. In the second quarter of 1995, the Company extended this agreement an additional year through August, 1998. At June 25, 1995, the Company's ratio of debt to capitalization was .53 to 1.

     Capital expenditures totaled $98.6 million for the first six months of 1995, $94.3 million of which related to current amounts owing the general contractor, capitalized interest, and other costs related to the Project. The remainder of capital expenditures were for normal, expected replacement and rehabilitation of production facilities throughout the Company.

     The Company believes it has sufficient liquidity and capital resources from the combination of funds generated from operations, available funds resulting from the financing associated with the Project and its working capital facility to support its ongoing operations and capital spending required for the Project.

                         PART II.     OTHER INFORMATION


ITEM 6.                       EXHIBITS



     (a)  Exhibit 15 - Letter Regarding Unaudited Interim Financial Information
          Exhibit 27 - Financial Data Schedule




                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACME METALS INCORPORATED




Date:  August 7, 1995                   By: /s/ JERRY F. WILLIAMS
                                            ------------------------------------
                                                Jerry F. Williams
                                                Vice President - Finance
                                                and Administration
                                                (Principal Financial Officer)

                                        By: /s/ GREGORY J. PRITZ
                                            ------------------------------------
                                                Gregory J. Pritz
                                                Controller
                                                (Principal Accounting Officer)