Form 10-Q
period 1995-09-24
ACME METALS INC /DE/
filed 1995-11-07
CIK 883702

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 24, 1995 or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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



Number of shares of Common Stock outstanding as of October 22, 1995: 11,578,548.

                        PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                            ACME METALS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                          September 24,       December 25,
                                                                              1995                1994
                                                                          ------------        ------------
                                                ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                              $    58,173         $    76,639
    Short term investments                                                      92,732              76,384
    Receivables, less allowances of $1,382 in 1995 and $1,283 in 1994           57,197              60,878
    Inventories                                                                 51,131              44,982
    Deferred income taxes                                                       17,532              13,354
    Other current assets                                                         1,701               1,605
                                                                            ----------          ----------
            Total current assets                                               278,466             273,842
                                                                            ----------          ----------
INVESTMENTS AND OTHER ASSETS:
    Investments in associated companies                                         14,867              14,358
    Restricted cash and investments                                             81,618             201,397
    Other assets                                                                20,491              23,221
    Deferred income taxes                                                       20,683              20,683
                                                                            ----------          ----------
            Total investments and other assets                                 137,659             259,659
                                                                            ----------          ----------
PROPERTY, PLANT AND EQUIPMENT:
    Property, plant and equipment, at cost                                     365,226             363,699
    Construction in progress                                                   214,793              46,605
    Accumulated depreciation                                                  (273,015)           (261,475)
                                                                            ----------          ----------
            Total property, plant and equipment                                307,004             148,829
                                                                            ----------          ----------
                                                                           $   723,129         $   682,330
                                                                            ----------          ----------
                                                                            ----------          ----------

                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                       $    49,631         $    36,732
    Accrued expenses                                                            40,772              42,718
    Income taxes payable                                                                             1,941
                                                                            ----------          ----------
            Total current liabilities                                           90,403              81,391
                                                                            ----------          ----------
LONG-TERM LIABILITIES:
    Long-term debt                                                             273,651             265,055
    Other long-term liabilities                                                 11,026              10,012
    Postretirement benefits other than pensions                                 85,679              83,867
    Retirement benefit plans                                                    16,627              18,727
                                                                            ----------          ----------
            Total long-term liabilities                                        386,983             377,661
                                                                            ----------          ----------
    Commitments and contingencies (see note titled COMMITMENTS AND
        CONTINGENCIES)
SHAREHOLDERS' EQUITY:
    Preferred stock, $1 par value, 2,000,000 shares authorized, no shares issued
    Common stock, $1 par value, 20,000,000 shares authorized, 11,578,548
        and 11,558,127 shares issued in 1995 and 1994, respectively             11,579              11,558
    Additional paid-in capital                                                 164,960             164,599
    Retained earnings                                                           89,802              67,719
    Minimum pension liability adjustment                                       (20,598)            (20,598)

                                                                            ----------          ----------
            Total shareholders' equity                                         245,743             223,278
                                                                            ----------          ----------
                                                                           $   723,129         $   682,330
                                                                            ----------          ----------
                                                                            ----------          ----------


    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                      For The Three Months Ended         For The Nine Months Ended
                                                    ------------------------------     -----------------------------
                                                    September 24,    September 25,     September 24,   September 25,
                                                        1995             1994              1995            1994
                                                    -------------    -------------     -------------   -------------

NET SALES                                           $    122,211     $    123,142      $    389,930    $    379,565

COSTS AND EXPENSES:
    Cost of products sold                                101,402          101,363           312,793         316,876
    Depreciation expense                                   2,898            3,638            10,953          11,062
                                                     -----------      -----------       -----------     -----------
Gross profit                                              17,911           18,141            66,184          51,627

Selling and administrative expense                         8,654            7,616            26,345          22,920
Nonrecurring charge                                                         9,459                             9,459
                                                     -----------      -----------       -----------     -----------
Operating income                                           9,257            1,066            39,839          19,248

NON-OPERATING INCOME (EXPENSE):
    Interest expense                                      (4,438)          (4,267)          (18,150)         (6,933)
    Interest income                                        3,464            3,521            11,148           4,567
    Other - net                                              (70)             454             1,668           1,315
                                                     -----------      -----------       -----------     -----------
Income before income taxes, extraordinary item             8,213              774            34,505          18,197
Income tax provision                                       2,957                6            12,422           6,975
                                                     -----------      -----------       -----------     -----------
Income before extraordinary item                           5,256              768            22,083          11,222
Extraordinary item (expense), net of tax                                   (1,787)                           (1,787)
                                                     -----------      -----------       -----------     -----------
Net income (loss)                                   $      5,256     $     (1,019)     $     22,083    $      9,435
                                                     -----------      -----------       -----------     -----------
                                                     -----------      -----------       -----------     -----------


PER COMMON SHARE:

    Income before extraordinary item                $       0.45     $       0.09      $       1.90    $       1.69

    Extraordinary item                                                      (0.21)                            (0.27)
                                                     -----------      -----------       -----------     -----------

    Net income (loss)                               $       0.45     $      (0.12)     $       1.90    $       1.42
                                                     -----------      -----------       -----------     -----------
                                                     -----------      -----------       -----------     -----------


    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            For The Nine Months Ended
                                                          -----------------------------
                                                          September 24,   September 25,
                                                              1995            1994
                                                          -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                            $    22,083     $     9,435
    ADJUSTMENTS TO RECONCILE NET INCOME TO
        NET CASH PROVIDED BY OPERATING ACTIVITIES:
            Nonrecurring charge                                                 9,459
            Depreciation                                       11,391          11,698
            Accretion of Senior Discount Note                   8,596           1,362
            CHANGE IN CURRENT ASSETS AND LIABILITIES:
                    Receivables                                 3,681           1,630
                    Inventories                                (6,149)            738
                    Accounts payable                           (2,340)         (1,499)
                    Other current accounts                     (8,159)            (74)
            Other, net                                          3,160           2,629
                                                           ----------      ----------
    Net cash provided by operating activities                  32,263          35,378
                                                           ----------      ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of investments                                  (346,058)
    Sales and/or maturities of investments                    441,870
    Reclass of restricted cash                                  7,619
    Increase in restricted cash for the modernization
     project                                                                 (200,448)
    Capital expenditures                                      (13,363)         (8,572)
    Capital expenditures - modernization project             (141,179)        (42,677)
                                                           ----------      ----------
    Net cash used for investing activities                    (51,111)       (251,697)
                                                           ----------      ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock, net                               110,800
    Proceeds from issuance of long-term debt                                  255,000
    Proceeds from exercise of stock options                                     2,613
    Long-term debt issuance cost                                              (14,253)
    Payment of long-term debt                                                 (50,000)
    Other                                                         382
                                                           ----------      ----------
    Net cash provided by investing activities                     382         304,160
                                                           ----------      ----------


    Net increase (decrease) in cash and cash equivalents      (18,466)         87,841
    Cash and cash equivalents at beginning of period           76,639          50,444
                                                           ----------      ----------
    Cash and cash equivalents at end of period            $    58,173     $   138,285
                                                           ----------      ----------
                                                           ----------      ----------


   The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION:

The accompanying financial statements for the periods ended September 24, 1995 and September 25, 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements, consisting only of normal recurring adjustments, have been included. The financial statements have been subjected to a limited review by Price Waterhouse LLP, the Company's independent accountants, whose report appears on page 10 of this filing. Such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.


The Company's fiscal year ends on the last Sunday in December. The 1995 fiscal year will end on December 31, 1995 and will contain 53 weeks. Third quarter results for 1995 and 1994 cover 13-week periods.

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

The Steel Fabricating Segment processes and distributes steel strapping, strapping tools and industrial packaging (Acme Packaging Corporation), welded steel tube (Alpha Tube Corporation) and auto and light truck jacks (Universal Tool & Stamping Company, Inc.). The Steel Fabricating Segment sells to a number of markets.

All sales between Segments approximate current market prices. Income from operations consists of total sales less operating expenses. Operating expenses include an allocation of expenses incurred at the Corporate Office that are considered by the Company to be operating expenses of the Segments rather than general corporate expenses. Income from operations does not include other non-operating income or expense, interest income or expense, or income taxes.

The products and services of the Steel Making and Steel Fabricating Segments are distributed through their own respective sales organizations which have sales offices at various locations in the United States. Export sales are insignificant.

                            ACME METALS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


                                                                For The                           For The
                                                          Three Months Ended                 Nine Months Ended
                                                     ----------------------------       ---------------------------
                                                    September 24,    September 25,     September 24,   September 25,
                                                        1995             1994              1995            1994
                                                    -------------    ------------      -------------   -------------
                                                                             (in thousands)
Net Sales
    Steel Making:
            Sales to unaffiliated customers         $     53,794     $     54,436      $    175,542    $    165,946
            Intersegment sales                            25,559           25,804            87,118          87,838
                                                     -----------      -----------       -----------     -----------
                                                          79,353           80,240           262,660         253,784
    Steel Fabricating:
            Sales to unaffiliated customers               68,417           68,706           214,388         213,619
            Intersegment sales                               351              412             1,218           1,380
                                                     -----------      -----------       -----------     -----------
                                                          68,768           69,118           215,606         214,999
    Eliminations:                                        (25,910)         (26,216)          (88,336)        (89,218)
                                                     -----------      -----------       -----------     -----------
             Total                                  $    122,211     $    123,142      $    389,930    $    379,565
                                                     -----------      -----------       -----------     -----------
                                                     -----------      -----------       -----------     -----------

    Income (Loss) from operations
            Steel Making                            $      4,727     $     (3,156)     $     23,357    $      5,788
            Steel Fabricating                              4,530            4,222            16,482          13,460
                                                     -----------      -----------       -----------     -----------
             Total                                  $      9,257     $      1,066      $     39,839    $     19,248
                                                     -----------      -----------       -----------     -----------
                                                     -----------      -----------       -----------     -----------

    Depreciation
            Steel Making                            $      2,064     $      2,815      $      8,446    $      8,714
            Steel Fabricating                                965              961             2,859           2,903
            Corporate                                         32               28                86              81
                                                     -----------      -----------       -----------     -----------
             Total                                  $      3,061     $      3,804      $     11,391    $     11,698
                                                     -----------      -----------       -----------     -----------
                                                     -----------      -----------       -----------     -----------

    Capital Expenditures
            Steel Making                            $     68,155     $     45,413      $    165,480    $     49,417
            Steel Fabricating                              1,919              738             2,968           1,778
            Corporate                                      1,183               27             1,332              54
                                                     -----------      -----------       -----------     -----------
             Total                                  $     71,257     $     46,178      $    169,780    $     51,249
                                                     -----------      -----------       -----------     -----------
                                                     -----------      -----------       -----------     -----------

Flat Rolled Steel Shipments (in tons)                    125,653          156,032           455,624         504,013
                                                     -----------      -----------       -----------     -----------
                                                     -----------      -----------       -----------     -----------


                            ACME METALS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


PER SHARE DATA:

Per share amounts for 1995 and 1994 are based on the weighted average number of common and dilutive common equivalent shares outstanding during the three-month period (11,610,259 in 1995 and 8,627,876 in 1994) and the nine-month period (11,604,437 in 1995 and 6,641,383 in 1994).

INVENTORIES:

Inventories are summarized as follows:

                                        September 24,     December 25,
                                            1995              1994
                                    ------------------ -------------------
                                                (in thousands)


       Raw materials                        $  5,640         $  5,200
       Semi-finished and finished products    36,735           31,434
       Supplies                                8,756            8,348
                                             --------         -------
                                            $ 51,131         $ 44,982
                                             --------         -------
                                             --------         -------

PROPERTY, PLANT AND EQUIPMENT:

The Company capitalized expenditures related to the construction of the Modernization and Expansion Project ("the Project") totaling $200.9 million at September 24, 1995. The capitalized expenditures are comprised of $188.1 million of cash and accrued payments to Raytheon Engineers & Constructors Inc., the general contractor, $10.0 million of related capitalized interest, and $2.8 million of other costs related directly to the construction of the Project.

CASH FLOWS:

For the first nine months of 1995 and 1994, cash payments of $18.6 million and $12.3 million were made for payment of income taxes, respectively; in these periods cash payments for interest expense were $19.6 million and $3.7 million, respectively.

Net cash from investing activities was increased by a reclass of $7.6 million of non-current restricted cash to cash equivalents in the third quarter of 1995. The restricted cash was reclassed in connection with $15.2 million of capital expenditures currently owed to the general contractor, which will be paid in the fourth quarter of 1995. Due to the non-cash nature of this capital expenditure it has been excluded from the cash flow statement.

                            ACME METALS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


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

Although management believes it will be required to make further substantial expenditures for pollution abatement facilities in future years, because of the continuous revision of these regulatory and statutory requirements, the Company is not able to reasonably estimate the specific pollution abatement requirements or, the amount or timing of such expenditures to maintain compliance with these environmental laws. While such expenditures in future years may be substantial, management does not presently expect they will have a material adverse effect on the Company's future ability to compete within its markets.

In those cases where the Company has been identified as a Potentially Responsible Party ("PRP") or is otherwise made aware of a possible exposure to incur costs associated with an environmental matter, management determines (i) whether, in fact, the Company has been properly named or is otherwise obligated,
(ii) the extent to which the Company may be responsible for costs associated with the site in question, (iii) an assessment as to whether another party may be responsible under various indemnification agreements or insurance policies the Company is a party to, and (iv) an estimate, if one can be made, of the costs associated with the clean-up efforts or settlement costs. It is the Company's policy to make provisions for environmental clean-up at the time that a reasonable estimate can be made. At September 24, 1995, the Company had recorded reserves for environmental clean-up matters which were not material. While it is not possible to predict the ultimate costs of resolving environmental related issues facing the Company, based upon information currently available, they are not expected to have a material effect on the consolidated financial condition or results of operations of the Company.

In connection with the spin-off from The Interlake Corporation ("Interlake") on May 29, 1986 (the "Spin-Off"), Acme Steel Company (a subsidiary of the Company) entered into certain indemnification

                            ACME METALS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


agreements with Interlake. Pursuant to the terms of the indemnification agreements, Interlake undertook to defend, indemnify and hold Acme Steel Company harmless from any claims, as defined, relating to Acme Steel Company operations or predecessor operations occurring before May 29, 1986, the inception of Acme Steel Company. The indemnification agreements cover certain environmental matters including certain litigation and Superfund sites in Duluth, Minnesota and Gary, Indiana for which either Interlake or Acme Steel Company's predecessor operations have been named as defendants or PRP's, as applicable. To date, Interlake has met its obligations under the indemnification agreements and has provided the defense and paid all costs related to these environmental matters. The Company does not have sufficient information to determine the potential liability, if any, for the matters covered by the indemnification agreements in the event Interlake fails to meet its obligations thereunder in the future. In the event that Interlake, for any reason, was unable to fulfill its obligations under the indemnification agreements, the Company could have increased future obligations which may be significant.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Shareholders of
Acme Metals Incorporated


We have reviewed the accompanying consolidated balance sheet as of September 24, 1995, the consolidated statements of operations for the three-month and nine-month periods ended September 24, 1995 and September 25, 1994, and the consolidated statements of cash flows for the nine-month periods ended September 24, 1995 and September 25, 1994 (the "consolidated financial information") of Acme Metals Incorporated and its subsidiaries. These financial statements are the responsibility of the company's management.

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

Chicago, Illinois
October 20, 1995

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


                                              For the Nine Months Ended                        For the Years Ended
                                              -------------------------                        -------------------
                                             September 24,   September 25,        December 25,      December 26,       December 27,
                                                1995            1994                 1994              1993              1992
                                              -------         -------               ------            ------            -------
NET SALES                                    100.0%            100.0%             100.0%              100.0%             100.0%
COSTS AND EXPENSES:
 Cost of products sold                         80.2              83.5               82.5                86.9               88.8
 Depreciation expense                           2.8               2.9                2.9                 3.2                3.7
                                             ------            ------             ------              ------             ------
Gross Profit                                   17.0              13.6               14.6                 9.9                7.5
 Selling and administrative expense             6.8               6.0                6.4                 6.7                7.4
 Restructuring/Nonrecurring charge                                2.5                1.8                 0.4                0.6
                                             ------            ------             ------              ------             ------
Operating income (loss)                        10.2               5.1                6.4                 2.8               (0.5)
 Interest expense, net                         (1.8)             (1.8)              (1.2)               (0.9)              (1.0)
 Other non-operating income, net                0.4               1.2                0.3                 0.1                0.1
 Unusual income items                                             0.3                                    0.3                0.3
Income tax provision (credit)                   3.2               1.8                1.9                 0.9               (0.4)
                                             ------            ------             ------              ------             -------
Net income (loss) before
 extraordinary item and cumulative
 effect of accounting changes                  5.6                3.0                3.6                 1.4               (0.7)
Cumulative effect of changes in
 accounting principles, net of taxes                                                                                      (12.9)
                                             ------            ------             ------              ------             -------

Net income (loss) before
 extraordinary item                             5.6               3.0                3.6                 1.4              (13.6)
                                             ------            ------             ------              ------             ------
 Extraordinary item, net of taxes                                (0.5)              (0.3)
                                             ------            ------             ------              ------             ------
Net income (loss)                              5.6%              2.5%               3.3%                1.4%              (13.6)%
                                             ------            ------             ------              ------             ------
                                             ------            ------             ------              ------             ------



THIRD QUARTER 1995 AS COMPARED TO THIRD QUARTER 1994

     NET SALES. Consolidated net sales of $122.2 million in the third quarter of 1995 were $0.9 million, or 1 percent lower than third quarter 1994 net sales. The slight decrease in the third quarter of 1995 in sales was the result of overall lower shipments which was largely offset by higher selling prices, and a change in product mix.

     STEEL MAKING SEGMENT. Net sales for the Steel Making Segment fell slightly to $79.4 million in the third quarter of 1995, representing a $0.9 million, or 1 percent, decrease over last year's comparable period. A decrease in shipments reduced results by $2.8 million, but the decrease was largely offset by higher average selling prices of 3 percent, or $1.9 million as compared to the same period in 1994. (The decrease in the Steel Making Segment's net sales was primarily the result of a 20 percent decrease in flat rolled steel shipments which was largely offset by increased shipments of hot metal, pig iron and semi-finished products, contributing $18 million in sales in 1995 as compared to $5.6 million in 1994.)

     STEEL FABRICATING SEGMENT. The Steel Fabricating Segment net sales of $68.8 million in the third quarter of 1995 were $0.3 million lower than the comparable period in the prior year.

The reduction in sales was primarily attributable to a 3 percent decrease in shipments which was partially offset by average selling prices increasing by 4 percent as compared to 1994's third quarter.

     GROSS PROFIT. The gross profit margin for the third quarter of 1995 of $17.9 million was just below the $18.1 million recorded during last year's comparable period. The decrease in margin was due to reduced flat rolled shipment volume and was partially offset by higher than average selling prices across all the Company's products. Somewhat offsetting the reduction in flat rolled shipment volume was the shipment of hot metal in the third quarter of 1995 contributing $1.2 million. Operating costs were consistent with the third quarter of 1994, with the exception of lower depreciation expense due to a reduction in the depreciable asset base. The gross profit, as a percentage of sales, was 14.6 percent in the third quarter of 1995 versus 14.7 percent in last year's comparable period.

     SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense totaled $8.7 million and $7.6 million for the third quarters of 1995 and 1994, respectively. Selling and administrative expenses represented 7.1 percent of net sales in 1995 compared to 6.2 percent in 1994. The increase was generated mainly by higher salaries, benefits, and other administrative expenses.

     OPERATING INCOME. Operating income for the Company for the third quarter of 1995 was $9.3 million as compared to operating income of $1.1 million in the third quarter of 1994. The operating income for 1994 was reduced by a $9.5 million non-recurring charge recorded by the Steel Making Segment, as described below.

     STEEL MAKING SEGMENT. Operating income for the Steel Making Segment totaled $4.7 million as compared to the $3.2 million operating loss recorded in the third quarter of 1994. The third quarter 1994 loss was the result of a non-recurring charge of $9.5 million resulting from charges to address the impairment of steel making facilities and contractual employee reduction costs related to the Project. Exclusive of this charge operating income totaled $6.3 million in the third quarter of 1994. The decrease of operating income in the third quarter 1995 of $1.6 million (excluding the non-recurring charge of $9.5 million), resulted principally from increased fixed operating costs per ton due to lower production volume. Flat rolled shipments to external customers were 28 percent lower than last year's comparable period and shipments to the Steel Fabricating Segment were 5 percent lower than in the third quarter of 1994. Partially offsetting reduced flat rolled shipments were hot metal shipments contributing approximately $1.2 million in operating income. Approximately 60 percent of gross profit in 1995 was attributable to external customers while the remainder was generated by the Steel Fabricating Segment compared to 65 percent in 1994.

     STEEL FABRICATING SEGMENT. The Steel Fabricating Segment's operating income of $4.5 million for the third quarter of 1995 was $0.3 million higher than in last year's comparable period with all of the increase derived from a 5 percent increase in average selling prices. Partially offsetting the Steel Fabricating Segment's sales related gains were increased raw material costs in the form of higher flat-rolled prices from the Steel Making Segment and external suppliers.

Acme Packaging's operating income for the third quarter of 1995 was consistent with last year's comparable period as an increase in average selling prices for steel strapping was largely offset by increased raw material costs due to higher flat rolled steel prices from the Steel Making Segment. Alpha Tube's results in the third quarter of 1995 were up slightly as a result of lower raw material steel costs, and Universal's operating income equaled the comparable 1994 period. The majority of the price increases for the Steel Fabricating Segment in the third quarter of 1995 was the result of price hikes initiated in 1994.

     INTEREST INCOME / EXPENSE. Interest income for the third quarter of 1995 totaled $3.4 million, compared to $3.5 million in the third quarter of 1994. Interest costs for the third quarter of 1995 totaled $8.6 million of which $4.2 million was capitalized as part of the Project. In the comparable period for 1994, the Company incurred $5.0 million of interest costs of which $0.7 million was capitalized. The increase in costs in the third quarter of 1995 relates to the issuance of debt midway through the third quarter of 1994.

     OTHER NON-OPERATING INCOME. Other non-operating income in the third quarter of 1995 was $0.5 million lower than the income recorded in last year's comparable period. Other non-operating income in the third quarter of 1994 included a $0.6 million refund of prior years' utility costs from Commonwealth Edison.

     INCOME TAX EXPENSE. The income tax expense for the third quarter of 1995 totaled $3.0 million based on a 36 percent effective tax rate. The 1995 expense was $3.0 million higher than the third quarter of 1994 based on a 38 percent effective tax rate.

     NET INCOME. The Company recorded earnings of $5.3 million, or $0.45 per share in the third quarter of 1995 versus a loss of $1.0 million, or $0.12 cents per share, recorded in the third quarter of 1994. Net income for the third quarter of 1994 includes a $5.9 million, net of tax, non-recurring charge to address the impairment of steel making facilities and contractual employee reduction costs related to the construction of the Project, and a related extraordinary expense item of $1.8 million, net of tax, resulting from the early extinguishment of previously existing Senior Notes. Per share amounts for 1995 and 1994 are based on weighted average number of common shares and dilutive common equivalent shares outstanding during each respective three month period (11,610,259 in 1995 and 8,627,876 in 1994).


NINE MONTHS ENDED SEPTEMBER 24, 1995 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 25, 1994

     NET SALES. Consolidated net sales of $389.9 million for the nine months ended September 24, 1995 were $10.4 million, or 3 percent higher than net sales in the first nine months of 1994. Higher average selling prices resulted in a $19.8 million increase in sales, but was reduced by a decrease in shipments over last year's comparable period. The decrease in shipments caused a $9.4 million unfavorable impact on sales in comparison to the first nine months of 1994.

     STEEL MAKING SEGMENT. Net sales for the Steel Making Segment advanced to $262.7 million in the first nine months of 1995, a $8.9 million, or 4 percent, improvement over last year's comparable period. Sales to unaffiliated customers increased 6 percent to $175.5 million while intersegment sales of $87.1 million were nearly 1 percent lower than in the first nine months of 1994. The increase in the Steel Making Segment's net sales was primarily the result of a 4 percent increase in average selling prices and increased hot metal and pig iron sales, as flat rolled shipments were 10 percent lower than the prior year.

     STEEL FABRICATING SEGMENT. Steel Fabricating Segment net sales of $215.6 million in the first nine months of 1995 were $0.6 million higher than the comparable period in the prior year. Higher average selling prices contributing $12.2 million were almost completely offset by lower shipments reducing sales by $11.6 million as compared to last year's first nine months.

     GROSS PROFIT. The gross profit for the first nine months of 1995 of $66.2 million was $14.6 million higher than the gross profit recorded during last year's comparable period. The increase in gross profit was due principally to higher average selling prices for the Company's products. In addition, operating costs were lower in the first nine months of 1995.

     SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense totaled $26.3 million (6.8 percent of net sales) and $22.9 million (6 percent of net sales) for the first nine months of 1995 and 1994, respectively. The increase was generated by higher salaries, increased administrative costs, and expenses associated with on-going efforts to implement new information technology systems and business processes within the Company.

     OPERATING INCOME. Operating income for the Company for the nine months ended September 24, 1995 was $39.8 million as compared to operating income of $19.2 million in the first nine months of 1994. The operating income for the first nine months of 1994 was reduced by a $9.5 million non-recurring charge recorded by the Steel Making Segment.

     STEEL MAKING SEGMENT. Operating income for the Steel Making Segment totaled $23.4 million as compared to the $5.8 million income recorded in the first nine months of 1994. Affecting the first nine months of 1994 was a non-recurring charge, as described above. Exclusive of this charge operating income for the first nine months of 1994 totaled $15.3 million. The 1995 earnings improvement was driven by a 4 percent increase in average selling prices. Flat rolled shipments to external customers were 25 percent lower than last year's comparable period and shipments to the Steel Fabricating Segment were 8 percent lower than in the first nine months of 1994. Somewhat offsetting the decrease in flat rolled steel shipments was the increase in shipments of hot metal products contributing $1.9 million of additional operating income in 1995.
Also, offsetting the benefit of higher average selling prices were increased selling and administrative costs. Approximately 62 percent of shipments and 64 percent of gross profit in 1995 were attributable to external customers while the remainder was generated by sales to the Steel Fabricating Segment. In 1994's first nine months the Steel Making Segment shipped 63 percent and derived 66 percent of its gross profit from external customers.

     STEEL FABRICATING SEGMENT. The Steel Fabricating Segment's operating income of $16.5 million for the first nine months of 1995 was $3.0 million higher than in last year's comparable period with virtually all of the increase derived from increased average selling prices. Higher average selling prices contributed $12.3 million of additional operating income as compared to the same period for 1994. Partially offsetting these gains were decreased shipments and an unfavorable product mix reducing results by $6.0 million. The remaining benefit of higher selling prices was reduced mostly by increased raw material costs in the form of higher flat rolled prices from the Steel Making Segment, and increased selling and administrative expenses.

Acme Packaging's operating income for the first nine months of 1995 was 20 percent higher than last year's comparable period due primarily to a 5 percent increase in average selling prices for steel strapping. Alpha Tube's results in 1995 doubled as a result of a 9 percent increase in average selling prices for welded tubing and lower raw material costs, and Universal's operating income was consistent with the same period in 1994.

     INTEREST INCOME / EXPENSE. Interest income for the first nine months of 1995 totaled $11.1 million, exceeding the first nine months of 1994 by $6.6 million. The increase is due primarily to increased investments in connection with the Project resulting from the issuance of debt and equity in the third quarter of 1994. Interest costs totaled $26.2 million for the nine months of 1995 of which $8.0 million was capitalized as part of the Project. Interest costs for the first nine months of 1994 were $7.6 million with $0.7 million capitalized as part of the Project.

     OTHER NON-OPERATING INCOME. Other non-operating income in the first nine months of 1995 was $0.4 million higher than last year's comparable period due to a $1.6 million gain on the sale of the Company's interest in a West Virginia coal producing property. The comparable period in 1994 included income of $1.3 million consisting almost entirely of refunds from Commonwealth Edison for prior utility costs.

     INCOME TAX EXPENSE. The income tax expense for the first nine months of 1995 totaled $12.4 million based on a 36 percent effective tax rate as compared to the $6.9 million expense in the first nine months of 1994, based on a 38 percent effective rate.

     NET INCOME. The Company recorded earnings of $22.1 million, or $1.90 per share, in the first nine months of 1995 versus the $9.4 million, or $1.42 per share, recorded in the first nine months of 1994. Affecting the first nine months of 1994 were a third quarter non-recurring charge of $5.9 million, net of tax, and an extraordinary expense item of $1.8 million, as described above. Per share amounts for 1995 and 1994 are based on weighted average number of common shares and dilutive common equivalent shares outstanding during the nine month period (11,604,437 in 1995 and 6,641,383 in 1994).


LIQUIDITY AND CAPITAL RESOURCES

At September 24, 1995, the Company's cash and cash equivalents balance was $58.2 million, down $18.5 million from the December 1994 balance. Operating activities generated $32.3 million of cash in the first nine months of 1995 due to a combination of net income, an add back of $11.4 million of non-cash depreciation, $8.6 million of non-cash accretion of the Senior

Discount Notes, and a net decrease of $9.8 million from changes in working capital and other non-current accounts. Investing activities decreased cash $51.1 million due primarily to the disbursement of $154.5 million of cash for capital expenditures. The decrease was partially offset by the reclass of $7.6 million of restricted cash and investments to make funds available for the amounts owing to the general contractor (the company has an obligation outstanding to the general contractor of $15.2 million at the end of the third quater of 1995). Also, the sale and/or maturities of investments, net of purchases, increased cash from investing activities by $95.8 million. Working capital amounted to $188.1 million at September 24, 1995, lower by $4.4 million from December 25, 1994. In addition to cash and cash equivalents, the Company's cash balances include $92.7 million of short-term investments, and $81.6 million of restricted cash and investments held in trust and committed for the construction of the Project and related debt service.

As of September 24, 1995, the Company's long-term indebtedness was $273.7 million. Long-term debt increased $8.6 million in the first nine months of 1995 due to the scheduled accretion of Senior Secured Discount Notes. The Company also currently has an unused $80.0 million working capital facility, essentially all of which remains available. At September 24, 1995, the Company's ratio of debt to total capitalization was .53 to 1.

Capital expenditures totaled $169.8 million for the first nine months of 1995, $156.3 million of which related to current amounts paid or owed to the general contractor, capitalized interest, and other costs related to the Project. The remainder of capital expenditures were for normal, expected replacement and rehabilitation of production facilities throughout the Company, and expenditures associated with on-going efforts to implement new information system technology and business processes within the Company.

The Company believes it has sufficient liquidity and capital resources from the combination of funds generated from operations, remaining funds resulting from the financing associated with the Project and its working capital facility to support its ongoing operations and capital spending required for the Project.

                         PART II.     OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)
     (1)  Exhibit 15 - Letter Regarding Unaudited Interim Financial Information

     (2)  Exhibit 27 - Financial Data Schedule

(b)
          The Registrant did not file any reports on Form 8-K during the quarter ended September 24, 1995.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 ACME METALS INCORPORATED




Date: November 6, 1995             By:     /s/ Jerry F. Williams
                                      ---------------------------------------
                                           Jerry F. Williams
                                           Vice President - Finance
                                           and Administration
                                           (Principal Financial Officer)

                                   By:     /s/ Gregory J. Pritz
                                      ---------------------------------------
                                           Gregory J. Pritz
                                           Controller
                                           (Principal Accounting Officer)