Form 10-K405
period 1995-12-31
ACME METALS INC /DE/
filed 1996-03-22
CIK 883702

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                             ---------------------

                         COMMISSION FILE NUMBER 0-14727

                            ACME METALS INCORPORATED
             (Exact name of registrant as specified in its charter)

                  DELAWARE                           36-3802419
          (State of incorporation)                (I.R.S. Employer
                                                 Identification No.)

            13500 SOUTH PERRY AVENUE, RIVERDALE, ILLINOIS 60627-1182
            (Address of principal                    (Zip Code)
             executive offices)

                                 (708) 849-2500
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS
                     --------------------------------------
                    Common stock, par value $1.00 per share

                        Preferred Share Purchase Rights

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    The aggregate market value as of March 4, 1996 of common stock, $1 par value, held by non-affiliates of the Registrant was: $194,579,943.

    Number of shares of Common Stock outstanding as of March 4, 1996, 11,584,877.

    The following document is partially incorporated into this report by reference:

(1) Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled for April 25, 1996 is partially incorporated by reference into
    Part III, Items 10, 11, 12 and 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            ACME METALS INCORPORATED
                        1995 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
                                                         PART I
Item 1.     Business.......................................................................................           3
Item 2.     Properties.....................................................................................           8
Item 3.     Legal Proceedings..............................................................................           8
Item 4.     Submission of Matters to a Vote of Security Holders............................................          14

                                                        PART II
Item 5.     Market for the Company's Common Stock and Related Shareholder Matters..........................          14
Item 6.     Selected Financial Data........................................................................          16
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........          18
Item 8.     Financial Statements and Supplementary Data....................................................          27
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...........          27

                                                        PART III
Item 10.    Directors and Executive Officers of the Company................................................          28
Item 11.    Executive Compensation.........................................................................          29
Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................          29
Item 13.    Certain Relationships and Related Transactions.................................................          29

                                                        PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K................................          29

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

    Acme Steel Company undertook a further reorganization in May, 1992 when Acme Metals Incorporated ("Company") was formed and became the parent of Acme Steel Company ("Acme"), and Acme's former subsidiaries, Acme Packaging Corporation ("Packaging"), Alpha Tube Corporation ("Alpha"), and Universal Tool & Stamping Co., Inc. ("Universal"). The Company has been publicly traded on NASDAQ since 1986 and the Toronto Stock Exchange since 1994.

    The principal business activities of the Company consist of two separate industry segments, namely:

    STEEL MAKING SEGMENT

       Acme Steel Company -- an integrated iron and steel producer

    STEEL FABRICATING SEGMENT

       Acme Packaging Corporation -- steel strapping and strapping products

       Alpha Tube Corporation -- welded steel tube products

       Universal Tool & Stamping Co., Inc. -- auto and light truck jack products

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The Company reports its operations by two industry segments, Steel Making and Steel Fabricating. Financial information about the Company's industry segments is contained in the BUSINESS SEGMENTS section of the Notes to the Consolidated Financial Statements on pages 53 - 54.

(C) NARRATIVE DESCRIPTION OF BUSINESS

    STEEL MAKING SEGMENT

    Acme is a fully integrated producer of steel products. Acme's line of products is concentrated on the manufacture of flat-rolled steels, including sheet and strip steel. In the flat-rolled steel market, Acme specializes in producing carbon steels, especially mid- and high-carbon, alloy, and high-strength low-alloy steels. The principal markets served by Acme include automotive, agricultural, industrial, fastener, pipe and tube, processor, and tool manufacturing industries. The Company's Steel Fabricating Segment consumes approximately 30 - 50 percent of Acme's steel production. Acme's focus on external customers is centered around customers whose demand levels and metallurgical requirements are for the small production quantities available from Acme's facilities. Acme's sales represented about 45, 44, and 41 percent of total Company sales in 1995, 1994, and 1993, respectively.

    Acme's facilities are located in Riverdale and Chicago, Illinois, and include the following plant facilities: coke ovens, blast furnaces, pigging machines, basic oxygen furnaces, rolling mill, a slab grinder, hot strip mill, pickle lines, cold mills, annealing furnaces, slitter lines, and cut-to-length lines. In addition, Acme is constructing a continuous thin slab caster and hot strip mill adjacent to its Riverdale steel making operation which will be completed in late 1996.

    Acme is the smallest integrated steel producer in the U.S. with a current annual hot band shipping capability of approximately 720,000 tons. This compares with total U.S. shipments of all steel products of approximately 98 million tons.

    STEEL FABRICATING SEGMENT

    Packaging, which was incorporated as a separate entity in December 1991, is one of the two major domestic producers of steel strapping and strapping tools in North America and, by management estimates, shares approximately 80 percent of the domestic market equally with its primary competitor. Strapping is currently produced at four plants located throughout the U.S. and represented approximately 32 percent of the Company's sales in 1995 and 1994, and 33 percent in 1993. Principal markets served by Packaging include the agricultural, automotive, brick, construction, fabricated and primary metals, forest products, paper and wholesale industries. Packaging receives all of its flat-rolled steel supply from Acme.

    Packaging currently manufactures its products in four steel strapping plants, located in Riverdale, Illinois; New Britain, Connecticut; Leeds, Alabama and Bay Point (formerly Pittsburg-West), California.

    Alpha, which was acquired in May 1989, is a leading producer of high quality welded carbon steel tubing used for furniture, recreational, contractors' and automotive applications. Alpha receives a significant portion of its flat-rolled steel supply from Acme. Alpha markets its products to the appliance, automotive, construction, heating and cooling equipment, household and leisure furniture, material handling, recreational products, service center, truck exhaust and water heater industries. Alpha's sales represented approximately 15 percent of total sales for the Company in 1995 and 16 percent in each of the two years preceding.

    Alpha operates two tubing facilities in Toledo, Ohio, equipped with rolling mills for the production of steel tube and pipe, and through Alta Slitting Corporation, a plant for slitting steel.

    Universal, acquired in May 1987, produces automotive and light truck jacks, tire wrenches and accessories for the original equipment manufacturer ("OEM") market in North America. Management estimates that it currently holds a 30 percent share of the OEM market for auto and light truck jacks in North America. Universal receives virtually all its flat-rolled steel supply from Acme. Universal markets its products to domestic and foreign transplant automotive manufacturers and the automotive aftermarket. Universal's sales were approximately 8 percent of total Company sales in 1995 and 1994, and 10 percent in 1993.

    Universal's production facilities, located in Butler, Indiana, include a computer assisted design and manufacturing system, and automated stamping and assembly lines.

    EMPLOYEE RELATIONS

    The Company has a work force of 2,740 employees, of which 675 are salaried and 2,065 are paid hourly. The unionized work force totals 1,990, or 73 percent of total employment. None of the salaried work force is unionized and the hourly work force at one site (Alpha) is non-union as well. The Company's relationships with the unions are good. There have been no strikes or work stoppages at any location since the Company's purchase of the plants in Connecticut, Alabama, California and Indiana. The last strike at the Riverdale and Chicago locations was in 1959 during a major steel industry work stoppage. In addition, the Company instituted Labor Management Participation Teams in 1982 as a vehicle for problem solving in a team environment and a Total Quality Improvement Program in 1991 to establish standards to achieve the highest quality product from the existing facilities. Union members participate extensively in these two programs.

    The Company has a contract in place with the United Steelworkers covering approximately 1,550 employees at the Acme and Packaging operations in Chicago and Riverdale, Illinois. The contract expires in 1999, contains a no-strike provision, and a wage reopener in 1996 subject to binding arbitration.

    RAW MATERIALS

    Acme's principal raw materials are iron ore and coal. Iron ore requirements are expected to continue to be satisfied through an equity interest in Wabush Mines in Newfoundland (Labrador) and Quebec, Canada and through term contracts and purchases on the open market. Acme is required to pay its proportionate share of all fixed operating costs, regardless of the quantity of ore received, plus the variable operating costs of minimum ore production for the Company's account. Normally, the Company reimburses the joint venture for these costs through its purchase of ore. During 1995, Acme acquired approximately 47 percent of its iron ore needs from Wabush under this agreement with the balance of ore requirements at a competitive delivered cost. Coal requirements are expected to be satisfied through term contracts and purchases on the open market. The Company believes Acme's sources of iron ore, coal and other raw materials are adequate to provide for its foreseeable needs.

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

    BACKLOG; TRADEMARKS; PATENTS

    None of the Company's subsidiaries had a significant amount of backlog at December 31, 1995 and neither the Company nor its subsidiaries hold any patents, trademarks, licenses or franchises which are deemed material to its overall business.

(D) COMPETITIVE CONDITIONS FOR THE STEEL MAKING SEGMENT

    GENERAL STEEL MARKET

    The U.S. integrated steel industry has suffered economically in the past decade due to increased competition from mini-mills, foreign competition (often government subsidized), increasing costs associated with government-mandated environmental regulations and high labor and benefit costs.

    U.S. domestic shipments for all steel products have averaged approximately 98 million tons per year for the last three years. While total U.S. shipments of steel have grown by an average of 2.4 percent per year since 1982, steel exports by U.S. producers have accounted for most of that growth. Domestic steel consumption has been essentially flat over the past ten years.

    The industry has raw steel production capacity estimated to be 110 to 117 million tons. In addition, over 90 percent of current U.S. steel production is continuously cast. These two factors together with the industry's ongoing successful efforts to improve productivity and reduce costs have contributed to significant downward pressure on the price of steel in the marketplace. Real steel selling prices have fallen at an annual rate of 3.5 percent over the past decade although during 1993, 1994, and 1995 steel prices have increased on average. The Company believes the trend toward lower real steel prices will continue, although at a slower rate.

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

    SPECIAL GRADE MARKET

    This component of the flat-rolled market represents the medium-carbon, high-carbon, high-strength low-alloy ("HSLA") and alloy markets. The total annual market is approximately 3 million tons, of which Acme's share is estimated to be 6 to 7 percent. However, in the portion of the market where Acme is not facility-limited (where customers can use narrow widths and have no continuous cast requirement), it holds an approximately 30 percent share. Acme's principal customer markets are agricultural, industrial, tools, conversion, automotive components and construction.

    LOW CARBON FLAT-ROLLED MARKET

    Flat-rolled products comprise approximately 50 percent of the U.S. steel market, or about 40-45 million tons per year, of which the majority is in low-carbon sheet and strip. Acme's share is estimated to be less than 1 percent. The key end users are automotive OEMs, automotive stampers, can and container manufacturers, the construction industry, appliance makers, tubing manufacturers and steel service centers.

    ACME'S COMPETITIVE POSITION

    For commercial sales to unaffiliated customers, Acme currently competes in the low-, mid- and high-carbon and alloy steel markets. Acme has numerous competitors composed principally of steel service centers, a substantial portion of which use imported steel and, to a lesser extent, smaller integrated mills.

    Acme faces the same challenges as the rest of the steel industry. Because of Acme's high overall cost structure resulting from its outmoded steel finishing process and the competitive forces affecting the entire steel industry, steel making has proven to be only marginally profitable even at the upper end of the business cycles. Management believes that Acme, and the U.S. steel industry as a whole, benefitted during 1993, 1994 and 1995 from an upturn in the business cycle and increases in steel prices on average over the past three years. There can be no assurance that this upturn in the business cycle will continue or that the industry will be successful in maintaining current price levels.

(E) COMPETITIVE CONDITIONS FOR THE STEEL FABRICATING SEGMENT

    ACME PACKAGING. In the steel strapping market, Acme Packaging's primary competitor is ITW Signode, a division of Illinois Tool Works, Inc., which management believes has a U.S. market share approximating that of Acme Packaging. The Company believes that Acme Packaging's strong market position is attributable to (i) a broad product line, (ii) high quality, low cost strapping produced in modern facilities, (iii) the location of its production facilities in close proximity to a broad customer base and (iv) the benefits of a close relationship with Acme Steel, which supplies all of Acme Packaging's steel. However, the steel strapping market is a mature market that is not expected to grow significantly in future years. Furthermore, competition from plastic strapping, especially the higher strength polyester products, is expected by the Company to intensify in the traditional steel strapping markets of lumber, paper, textiles, wood and synthetic fibers, primarily due to improvements in product strength characteristics.

    ALPHA TUBE. Alpha Tube operates in a highly competitive market characterized by numerous participants with widely varying capabilities. Alpha Tube's customers are increasingly demanding products with increased formability, greater gauge control and lighter weight in combination with higher strength and different steel chemistries. Customers, especially in the automotive market, also are increasingly demanding just-in-time inventory delivery, which has the effect of increasing inventory carrying costs at the tubing manufacturer level. Unlike Alpha Tube, many of its competitors compete only on price and generally offer little or no technical service.

    UNIVERSAL. Universal's primary competitor in the automobile and light truck jack market is the Canadian based Seeburn Division of Ventra Group, which has a North American market share similar to that of Universal. Universal competes in a limited market characterized by large purchasers with significant buying power.

(F) THE MODERNIZATION AND EXPANSION PROJECT

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

    Since 1982, a number of U.S. steel mills have constructed conventional thick slab continuous casting production facilities. Currently, about 90 percent of U.S. Steel Mills producing sheet, strip, and plate utilize conventional thick slab casting.

    The conventional thick slab facilities are a technological step behind the new continuous thin slab casting facilities, which eliminate the extra heating and rolling necessary to flatten thick slabs to an appropriate dimension. At present there are 5 operating thin slab casting facilities in North America, which have a combined estimated capacity of 7.5 million tons per year. In addition, thin slab casting facilities are under construction with an estimated combined capacity of 8.8 million tons. Of the companies currently using or planning to construct continuous thin slab casters, only one company other than Acme is planning to use basic oxygen furnace steel. Most of these new installations will use scrap steel as their raw material.

    The Modernization and Expansion Project commenced in August of 1994 coincident with the completion of the financing. The final cost, including equipment, ancillary facilities and construction, is expected to be approximately $392 million excluding capitalized interest costs and certain internal costs directly related to the Modernization and Expansion Project. The Modernization and Expansion Project will include facilities for both the continuous casting of thin steel slabs (approximately 2" in thickness and 60" in width) ("Caster") and the hot rolling of those slabs into sheet steel ("Mill") and is being constructed in a new building on a site adjacent to Acme's current steel making facilities. Steel production at Acme's existing facilities will continue during construction without disruption or reduction of product available for supply to customers. When fully operational, the Modernization and Expansion Project should be capable of producing Acme's anticipated product mix.

    The Modernization and Expansion Project will involve substantial costs in addition to those for the construction of the facility itself. When the new facility begins operation, training costs as well as production inefficiencies related to start-up of the new facility during the transition period will be charged to operations primarily in 1996. The total costs for training and production inefficiencies during the transition period is expected to be approximately $15 million. In addition, Acme will be required to capitalize the interest expenses associated with the Modernization and Expansion Project during the construction period. These capitalized expenses are estimated to be approximately $40 - 45 million, which will be added to the cost of the Modernization and Expansion Project during the construction period and amortized over the lives of the related assets.

    During construction of the Modernization and Expansion Project, the Company believes Acme's existing steel manufacturing operations will continue to operate with minimal disruption. The Modernization and Expansion Project and the activities of the general contractor are monitored by a project management team composed primarily of existing officers and employees. In the event there are significant problems with the construction of the Modernization and Expansion Project, senior management may have to devote substantial time to those problems and, as a result, may devote substantially less time than is normal to existing operations. See LIQUIDITY AND CAPITAL RESOURCES in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for a discussion of the financing for the Modernization and Expansion Project.

(G) JOINT VENTURE

    On February 27, 1996, Acme broke ground with its joint venture partner to begin construction of a $30 million state-of-the-art steel processing plant. The new facility will be located in Chicago adjacent to Acme's Riverdale steel making operations. The new facility will pickle, oil, slit and package wide steel coils produced by Acme's new continuous thin slab caster/hot strip mill modernization project. The joint venture will further enhance Acme's ability to provide precise customer specifications of superior quality steels with highly competitive lead times. Acme will be a minority equity participant with a 40 percent interest for a total contribution of $3.5 million. Start-up of a portion of the new facility is expected in late 1996, with the remainder in early 1997.

ITEM 2.  PROPERTIES

    The Company, through its subsidiaries, has facilities throughout the United States.

    Acme's principal properties consist of an iron-producing plant in Chicago, Illinois and a steel producing plant in Riverdale, Illinois. These facilities include blast furnaces, coke ovens, pigging machines for the production of molten iron and pig iron, basic oxygen furnaces and rolling mills for the production of flat-rolled steel. Acme also owns equity interests in raw material mining ventures in Newfoundland, and Quebec, Canada (iron ore). In addition, Acme owns land adjacent to its steel producing plant in Riverdale, Illinois on which it is constructing the Modernization and Expansion Project. During 1996, Acme and its joint venture partner will begin construction of a processing facility for the pickling, oiling and slitting of steel products located in Chicago also adjacent to the Riverdale operation.

    Packaging's principal properties consist of steel strapping plants, which include slitting and painting equipment, in Riverdale, Illinois; New Britain, Connecticut; and Leeds, Alabama; and a steel strapping plant in Bay Point (formerly Pittsburg-West), California.

    Alpha's two facilities are located in the Toledo, Ohio metropolitan area. Alpha's facilities include two manufacturing and office buildings and rolling mills for the production of welded steel tubing. In addition, Alta Slitting, a related subsidiary, also operates a plant in the Toledo area which slits steel for Alpha.

    Universal's facilities are located in Butler, Indiana and include a manufacturing and office building, a computer assisted design and manufacturing system, and automated forming and assembly lines.

    All of these plants are owned in fee except for the Alpha facilities which are leased for varying periods through 1999, and are renewable at the option of the Company.

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

    To date, Interlake has met its obligations under the TIA with respect to all covered matters. In the event Interlake for any reason is unable to fulfill its obligations under the TIA, the Company could have increased future obligations.

    The Company's subsidiaries also have various litigation matters pending which arise out of the ordinary course of their businesses. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

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

    In prior years, the Company has made substantial capital investments in environmental control facilities to achieve compliance with these laws, incurring expenditures of $8.7 million for environmental projects (exclusive of any such expenditures related to the continuous thin slab caster and hot strip mill project) in the period from 1993 through 1995. The Modernization and Expansion Project is being constructed under a lump sum fixed price contract of which it is estimated that $12.1 million was capitalized in 1995 for environmental compliance excluding capitalized interest. The Company anticipates making further capital expenditures of approximately $5.3 million for environmental projects during 1996 relating to existing facilities to maintain compliance with these laws; and during 1996 it estimates $8.5 million have, or will be, expended for environmental expenditures related to the continuous thin slab caster and hot strip mill project excluding capitalized interest. In addition, maintenance, depreciation and operating expenses attributable to installed environmental control facilities are having, and will continue to have, an adverse effect upon the Company's earnings. Although all of the Company's subsidiary operating companies are affected by these laws and regulations, similar to other steel manufacturing operations, they have had, and are expected to continue to have, a greater impact upon the Company's steel manufacturing subsidiary than on the Company's other operating subsidiaries.

    The Company, principally through its operating subsidiaries, is and, from time to time in the future, will be involved in administrative proceedings involving the issuance, or renewal, of environmental permits relating to the conduct of its business. The final issuance of these permits is generally resolved on terms satisfactory to the Company. In the future, the Company expects such permits will be similarly resolved on satisfactory terms; however, from time to time, the Company is required to pursue administrative and/or judicial appeals prior to achieving a resolution of the terms of such permits.

    The Company, from time to time, may be involved in administrative or judicial proceedings with various regulatory agencies or private parties in connection with claims that the Company's operations have violated certain environmental laws, conditions of existing permits or with respect to the disposal of materials at waste disposal sites. The resolution of such matters may involve the payment of civil penalties, damages, remediation expenses and/or the expenditure of funds to add or modify pollution control equipment.

    WASTE REMEDIATION MATTERS

    Pursuant  to  the  Comprehensive  Environmental  Response,  Compensation and
Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, 42 U.S.C., Section 9601 ET SEQ. ("Superfund") and similar state statutes, liability for remediation of property, including waste disposal sites, contaminated by hazardous materials may be imposed on present and former owners or operators of such property and generators or transporters of such materials to a waste disposal site (i.e., Potentially Responsible Parties, "PRPs"). The Company and its operating subsidiaries have been named as PRPs with respect to several such sites. In each instance, the Company's investigation has evidenced either: i) the Company had not disposed of waste materials at the site and was not properly named as a PRP; or, ii) the Company's proportion of materials disposed of at such sites is of sufficiently small volume to qualify the Company as a DE MINIMIS contributor of waste material at such sites. This DE MINIMIS status has been confirmed at essentially all of the applicable sites.

    Although no assurances can be given that new information will not be uncovered which would cause the Company and its subsidiaries to lose their DE MINIMIS status at these sites, or, that the Company, or its subsidiary companies, would not be named as PRPs at additional sites, the Company presently believes its total costs for existing sites will not be material.

    In   addition  to  the  foregoing   Superfund  sites,  the  following  waste
remediation matters relating to the Company's subsidiary companies are currently pending:

    LEEDS, ALABAMA -- ELEVATED LEVELS OF LEAD. In September 1992, Packaging hired a consulting engineering firm for the purpose of providing soil sampling and analysis in connection with an application for a storm water permit for its Leeds, Alabama, plant. Pursuant to an investigation conducted by the consultant, elevated levels of lead were discovered on the property, including one area of the property wherein buried drums were discovered containing lead.

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

    Packaging is cooperating with the seller regarding the investigation of the contamination of this property by lead, and/or other substances and the appropriate remediation strategy; however, Packaging intends to vigorously pursue its remedies under the purchase and sale agreements with the seller.

    ADMINISTRATIVE AND LITIGATION MATTERS

    The Company, or its operating subsidiaries are currently involved in the following matters relating to administrative regulations which affect, or may affect, the operations, the permits or the issuance of permits; or litigation relating to the Company:

    ACME  STEEL COMPANY  -- NPDES PERMIT.   In 1991,  the Illinois Environmental
Protection Agency ("IEPA"), issued Acme a permit, pursuant to the National Pollution Discharge Elimination System

("NPDES") regulating non-contact water discharges to the Calumet River from Acme's coke and blast furnace plant facilities. The NPDES permit contains strict temperature and storm water discharge limitations. Acme filed an appeal of certain conditions of the permit with the Illinois Pollution Control Board ("IPCB"); and on July 7, 1995 the IPCB granted Acme's Petition for an Adjusted Standard and relief from the temperature limitations. Further, through modification of certain provisions in the permit and the implementation of best management practices, Acme anticipates achieving control of Acme's storm water discharge to an extent that it will achieve compliance with other permit conditions. Acme is awaiting IEPA's issuance of a revised NPDES permit incorporating the revised temperature limitations.

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

    ILLINOIS STATE IMPLEMENTATION PLAN FOR PARTICULATES. Acme, together with other Illinois steel companies, are engaged in extensive discussions with the IEPA leading to the development of regulations governing the emissions of particulate matter from various steel manufacturing facilities operated by Acme and others. These regulations were submitted to the U.S. EPA for approval as part of IEPA's State Implementation Plan ("SIP").

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

    OTHER MATTERS

    ACME  STEEL  COMPANY--MELT  SHOP  DESULFURIZATION  FUGITIVE  AND  COKE PLANT
PUSHING EMISSIONS. Following internal reviews of current desulfurization requirements, Acme determined that existing environmental controls for desulfurizing molten iron at its Riverdale, Illinois, melt shop were not satisfactory for the control of fugitive emissions from this process in view of the higher percentage of molten iron needing desulfurization as a result of increased market place demands for lower sulfur content in finished steel goods sold by Acme and future melt shop operations when the Modernization and Expansion Project is operational.

    Acme, after completion of its internal review and preliminary engineering evaluation, requested a meeting and began discussions with the U.S. EPA and IEPA in August 1994 regarding an improved fugitive emission control program. During these discussions, concerns were raised regarding fugitive emissions from the iron transfer station and Acme included this operation in its new emission control system. The cost of this emission control system, which was completed in the first quarter of 1996, was approximately $2.8 million.

    Although discussions were ongoing with the U.S. EPA and installation of the new melt shop iron desulfurization, iron transfer and skimming emission control system was nearing completion, on February 7 and March 1, 1996 U.S. EPA issued two Notices of Violation ("NOV") seeking penalties for past violations and for any economic benefit which may have accrued to Acme by reason of a delay in achieving compliance with fugitive emission regulations for the iron desulfurization and transfer operations at the melt shop and pushing emissions at the Coke Plant under U.S. EPA's civil penalties policies. The Company does not believe Acme incurred any economic benefits from delayed compliance with respect to these emissions and intends to vigorously oppose any efforts to assess such penalties against Acme.

    METROPOLITAN WATER RECLAMATION DISTRICT OF GREATER CHICAGO (MWRD)--CEASE AND DESIST ORDERS (C&D ORDER). CEASE AND DESIST ORDER NO. 32453. On March 24, 1994, the MWRD issued C&D Order No. 32453 relating to Acme's self-reported discharges of total cyanide to the MWRD's sanitary sewer system in quantities in excess of the limits authorized by the MWRD's Sewage and Waste Control Ordinance at its Chicago, Illinois Coke Plant. Following extensive investigation of the cause and evaluation and testing of appropriate treatment methodologies, Acme selected a treatment system and submitted a proposed construction schedule to the MWRD for review. A treatment system for the removal of cyanide was installed and compliance demonstrated by Acme by the October 31, 1995 final compliance date established by the MWRD at a cost of approximately $1.2 million.

    CEASE AND DESIST ORDER NO. 38357. On July 13, 1994, the MWRD issued C&D Order No. 38357 relating to Acme's self-reported discharges of lead, mercury, iron and pH in quantities in excess of, or out of the range of, the limits authorized by the MWRD's Sewage and Waste Control Ordinance. Following investigation and corrective action, these violations were corrected for all parameters except lead. Subsequent investigation has identified the potential source of the excess lead discharges; and a treatment system to achieve compliance is scheduled for completion by June 30, 1996 at an estimated cost of $0.5 million.

    1986 REORGANIZATION MATTERS. Pursuant to an Agreement and Plan of Reorganization dated as of March 5, 1986, (the "Reorganization") between the Company and Interlake, both parties entered into a Cross-Indemnification Agreement, dated May 29, 1986, (the "Agreement") more specifically described in
Exhibit 10.2 to the Company's Annual Report/Form 10-K filed with the U.S. Securities Exchange Commission for the fiscal year 1992.

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

    Pursuant to this Agreement, Interlake has provided the defense and paid all costs in the matter of CITY OF TOLEDO V. BEAZER MATERIALS AND SERVICES, INC., SUCCESSOR-IN-INTEREST TO KOPPERS COMPANY, INC., TOLEDO COKE CORPORATION, THE INTERLAKE CORPORATION, SUCCESSOR-IN-INTEREST TO INTERLAKE, INC., THE INTERLAKE COMPANIES, INC., SUCCESSOR-IN-INTEREST TO INTERLAKE, INC., ACME STEEL COMPANY, SUCCESSOR-IN-INTEREST TO INTERLAKE, INC., United States District Court, Northern District of Ohio, Western Division,

Case No. 3:90 CV 7344, which is an action for declaratory and injunctive relief by the City of Toledo (the "City") to recover its past and future costs and damages associated with the presence of and release of hazardous substances, hazardous wastes, solid waste, industrial waste and other waste at or about property located on Front Street in Toledo, Ohio (the "Site"). The City seeks relief pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Resource Conservation Recovery Act ("RCRA") and on the basis of nuisance. City claims that the defendants owned and/or operated facilities located on Front Street in Toledo, Ohio which generated, transported and/or treated, stored or disposed of hazardous substances, hazardous wastes, solid wastes and industrial wastes or other wastes which were released at and from the facility by defendants or successors-in-interest to the entities which owned, operated, generated, transported and/or treated, stored or disposed of said substances. In June 1995, the Court denied the City's motion for an injunction under RCRA to compel the defendants to clean up the Site. The City is appealing this decision. In November 1995, the Court granted the Interlake defendants' (Acme Steel Company, The Interlake Corporation and The Interlake Companies, Inc.) motion for summary judgement seeking indemnification by Beazer for any environmental liabilities assisted by the City. Beazer indicates it intends to appeal this decision. In January 1996, the Court ruled the defendants were liable for the City's costs incurred to investigate the Site ($400,000) and for future costs of investigation and remediation, to the extent they are consistent with the National Contingency Plan under CERCLA.

    Interlake also has and continues to provide indemnification to the Company for the Duluth, Minnesota, facility which has been designated as a Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, 42 U.S.C. Section 9601, ET SEQ. Interlake's estimate, obtained from publicly filed documents, of the potential remediation costs of contaminated soils, under alternatives Interlake deems appropriate and which it indicates are consistent with U.S. EPA's policy guidance and the Minnesota environmental agency ("MPCA"), range from $3 to $4 million. Other remediation plans for the contaminated soils which contemplate the continued industrial use of the property could cost as much as $20 million. However, Interlake believes that the risks and other assumptions associated with these plans may be overstated. Interlake reports it expects the soil remediation will be substantially complete by the end of 1996. The MPCA also requested Interlake to investigate and evaluate remediation alternatives for the underwater sediments at the Duluth site. Interlake reports that it and the MPCA have substantially agreed upon the scope of the sediments investigation and this investigation commenced in February 1996. Interlake indicates it is unable to provide meaningful estimates of the potential cost estimates of such remediation, if any is deemed appropriate, until the investigation is complete and remediation alternatives are reviewed with the MPCA.

    To date, Interlake has met its obligations under the Cross-Indemnification Agreement with respect to all matters covered therein affecting the Company, including those matters related to litigation and environmental matters. The Company does not have sufficient information to determine the potential liability of the Company, if any, for the matters covered by the Agreement in the event Interlake fails to meet its obligations thereunder in the future. In the event Interlake, for any reason, was unable to fulfill its obligations under the Cross-Indemnification Agreement, the Company could have increased future obligations which could be significant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the last quarter of the last fiscal year.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

    The information relating to the market for the Company's common stock and related shareholder matters appears in the note to consolidated financial statements titled Long-term Debt and Revolving Credit Agreement, pages 49 - 51, and found in the inside back cover under the captions Stock Market Information and Dividends which is incorporated by reference in this Form 10-K Annual Report.

                 (This page has been left blank intentionally.)

ITEM 6.  SELECTED FINANCIAL DATA

    TEN YEARS IN REVIEW (dollars in thousands except for per share data)

                                                                     1995            1994
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
 Income Data
  Net sales                                                        $ 521,619      $ 522,880
--------------------------------------------------------------------------------------------
  Gross profit                                                     $  84,448      $  76,288
--------------------------------------------------------------------------------------------
  Income (loss) before income taxes, extraordinary items and
  cumulative effect of changes in accounting principle             $  44,135      $  28,693
--------------------------------------------------------------------------------------------
  Income tax provision (credit)                                    $  15,889      $   9,935
--------------------------------------------------------------------------------------------
  Net income (loss) before extraordinary items and cumulative
  effect of changes in accounting principle                        $  28,246      $  18,758
--------------------------------------------------------------------------------------------
  Extraordinary credit resulting from utilization of net
  operating loss
--------------------------------------------------------------------------------------------
  Extraordinary expense item related to penalty on prepayment of
  debt                                                                            $  (1,787)
--------------------------------------------------------------------------------------------
  Cumulative effect on prior years of changes in accounting
  principle
--------------------------------------------------------------------------------------------
  Net income (loss)                                                $  28,246      $  16,971
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
 Per Share Data
  Income (loss) before extraordinary credit (expense) and
  cumulative effect of changes in accounting principle             $    2.44      $    2.38
--------------------------------------------------------------------------------------------
  Extraordinary credit (expense) item                                             $   (0.22)
--------------------------------------------------------------------------------------------
  Cumulative effect of changes in accounting principle
--------------------------------------------------------------------------------------------
  Net income (loss)                                                $    2.44      $    2.16
--------------------------------------------------------------------------------------------
  Shareholders' equity                                             $   21.42      $   19.31
--------------------------------------------------------------------------------------------
  Weighted average shares outstanding (in thousands)                  11,596          7,873
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
 Balance Sheet
  Current assets                                                   $ 258,787      $ 273,842
--------------------------------------------------------------------------------------------
  Property, plant and equipment, net                               $ 379,178      $ 148,829
--------------------------------------------------------------------------------------------
  Total assets                                                     $ 754,743      $ 682,330
--------------------------------------------------------------------------------------------
  Current liabilities                                              $ 108,330      $  81,391
--------------------------------------------------------------------------------------------
  Long-term debt                                                   $ 276,831      $ 265,055
--------------------------------------------------------------------------------------------
  Shareholders' equity                                             $ 248,111      $ 223,278
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
 Cash flows
  Net cash provided by (used for) operating activities             $  57,787      $  47,422
--------------------------------------------------------------------------------------------
  Net cash used for investing activities                           $ (81,793)     $(334,124)
--------------------------------------------------------------------------------------------
  Net cash provided by (used for) financing activities             $     410      $ 312,897
--------------------------------------------------------------------------------------------
  Net increase (decrease) in cash                                  $ (23,596)     $  26,195
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
 Ratio Analysis (percent)
  Gross profit margin                                                   16.2%          14.6%
--------------------------------------------------------------------------------------------
  Pre-tax margin                                                         8.5%           5.5%
--------------------------------------------------------------------------------------------
  Net margin                                                             5.4%           3.3%
--------------------------------------------------------------------------------------------
  Return on shareholders' equity                                        12.0%(e)       11.1%(d)
--------------------------------------------------------------------------------------------
  Debt as a percentage of capitalization                                  53%            54%
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
 Additional Information
  Depreciation                                                     $  13,613      $  15,514
--------------------------------------------------------------------------------------------
  Capital expenditures                                             $ 244,374      $  56,339
--------------------------------------------------------------------------------------------
  Working capital                                                  $ 150,457      $ 192,451
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

(a)  Computed before cumulative effect of changes in accounting principle.
(b) Includes result of cumulative effect of changes in accounting principle and an $8.2 million reduction in shareholder's equity related to a minimum pension liability adjustment.
(c) Includes a $13.1 million reduction in shareholder's equity related to a minimum pension liability adjustment.
(d) Includes a $0.7 million increase in shareholder's equity related to a minimum pension liability adjustment.
(e) Includes a $3.8 million reduction in retained earnings related to minimum pension liability adjustment.

Certain amounts have been reclassified to conform with the 1995 presentation. A ten-year presentation is provided. Acme Metals Incorporated, formerly Acme Steel Company, became a public company in 1986 when, following the reorganization of Interlake, Inc., the shares of the company were distributed to shareholders of The Interlake Corporation, pursuant to a reorganization of Interlake, Inc.

                                1993          1992            1991        1990        1989        1988        1987        1986
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
 Income Data
  Net sales                   $ 457,406     $ 391,562       $ 376,951   $ 446,042   $ 439,412   $ 412,453   $ 335,488   $240,314
---------------------------------------------------------------------------------------------------------------------------------
  Gross profit                $  45,223     $  29,546       $  27,748   $  36,712   $  51,886   $  54,493   $  31,314   $ 14,174
---------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before
  income taxes,
  extraordinary items and
  cumulative effect of
  changes in accounting
  principle                   $  10,432     $  (4,522)      $  (3,050)  $   9,388   $  26,126   $  30,982   $  13,302   $(21,103)
---------------------------------------------------------------------------------------------------------------------------------
  Income tax provision
  (credit)                    $   4,173     $  (1,673)      $    (732)  $   3,755   $   9,926   $  12,393   $   6,360
---------------------------------------------------------------------------------------------------------------------------------
  Net income (loss) before
  extraordinary items and
  cumulative effect of
  changes in accounting
  principle                   $   6,259     $  (2,849)      $  (2,318)  $   5,633   $  16,200   $  18,589   $   6,942   $(21,103)
---------------------------------------------------------------------------------------------------------------------------------
  Extraordinary credit
  resulting from
  utilization of net
  operating loss                                                                                $   1,010   $   6,041
---------------------------------------------------------------------------------------------------------------------------------
  Extraordinary expense
  item related to penalty
  on prepayment of debt
---------------------------------------------------------------------------------------------------------------------------------
  Cumulative effect on
  prior years of changes in
  accounting principle                      $ (50,323)
---------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)           $   6,259     $ (53,172)      $  (2,318)  $   5,633   $  16,200   $  19,599   $  12,983   $(21,103)
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
 Per Share Data
  Income (loss) before
  extraordinary credit
  (expense) and cumulative
  effect of changes in
  accounting principle        $    1.15     $   (0.53)      $   (0.43)  $    1.05   $    3.00   $    3.22   $    1.19   $  (3.66)
---------------------------------------------------------------------------------------------------------------------------------
  Extraordinary credit
  (expense) item                                                                                $    0.17   $    1.03
---------------------------------------------------------------------------------------------------------------------------------
  Cumulative effect of
  changes in accounting
  principle                                 $   (9.32)
---------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)           $    1.15     $   (9.85)      $   (0.43)  $    1.05   $    3.00   $    3.39   $    2.22   $  (3.66)
---------------------------------------------------------------------------------------------------------------------------------
  Shareholders' equity        $   15.39     $   16.55       $   28.13   $   28.65   $   27.63   $   24.62   $   21.43   $  19.01
---------------------------------------------------------------------------------------------------------------------------------
  Weighted average shares
  outstanding (in
  thousands)                      5,439         5,396           5,373       5,356       5,393       5,776       5,856      5,769
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
 Balance Sheet
  Current assets              $ 170,394     $ 148,860       $ 134,192   $ 126,497   $ 149,199   $ 102,572   $  86,117   $ 70,772
---------------------------------------------------------------------------------------------------------------------------------
  Property, plant and
  equipment, net              $ 115,539     $ 120,689       $ 129,730   $ 133,419   $ 116,552   $ 104,024   $  99,285   $ 91,583
---------------------------------------------------------------------------------------------------------------------------------
  Total assets                $ 333,869     $ 300,702       $ 290,736   $ 286,603   $ 285,275   $ 224,070   $ 201,155   $177,085
---------------------------------------------------------------------------------------------------------------------------------
  Current liabilities         $  77,197     $  59,425       $  50,027   $  50,026   $  57,683   $  66,331   $  51,511   $ 47,297
---------------------------------------------------------------------------------------------------------------------------------
  Long-term debt              $  49,333     $  56,000       $  59,500   $  59,500   $  59,500   $   9,500   $   9,500   $ 10,000
---------------------------------------------------------------------------------------------------------------------------------
  Shareholders' equity        $  83,203     $  89,295       $ 150,664   $ 152,370   $ 147,106   $ 130,390   $ 124,775   $110,486
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
 Cash flows
  Net cash provided by
  (used for) operating
  activities                  $  16,041     $  24,018       $  21,721   $  24,045   $  20,805   $  23,252   $  22,750   $ (5,731)
---------------------------------------------------------------------------------------------------------------------------------
  Net cash used for
  investing activities        $ (11,749)    $  (6,562)      $ (10,611)  $ (37,693)  $ (38,804)  $ (16,014)  $ (18,909)  $(12,363)
---------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by
  (used for) financing
  activities                  $  (3,072)    $      34       $    (443)  $    (328)  $  50,155   $ (15,410)  $   1,213   $ 22,947
---------------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease)
  in cash                     $   1,220     $  17,490       $  10,667   $ (13,976)  $  32,156   $  (8,172)  $   5,054   $  4,853
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
 Ratio Analysis (percent)
  Gross profit margin               9.9%          7.5%            7.4%        8.2%       11.8%       13.2%        9.3%       5.9%
---------------------------------------------------------------------------------------------------------------------------------
  Pre-tax margin                    2.3%         (1.2)%(a)       (0.8)%       2.1%        5.9%        7.5%          4%      (8.8)%
---------------------------------------------------------------------------------------------------------------------------------
  Net margin                        1.4%         (0.7)%(a)       (0.6)%       1.3%        3.7%        4.8%        3.9%      (8.8)%
---------------------------------------------------------------------------------------------------------------------------------
  Return on shareholders'
  equity                            7.3%(c)     (59.5)%(b)       (1.5)%       3.8%       11.6%         15%         11%     (17.9)%
---------------------------------------------------------------------------------------------------------------------------------
  Debt as a percentage of
  capitalization                     40%           40%(b)          28%         28%         29%          7%          7%         8%
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
 Additional Information
  Depreciation                $  15,234     $  14,705       $  14,224   $  13,031   $  12,031   $  10,742   $   9,873   $  9,629
---------------------------------------------------------------------------------------------------------------------------------
  Capital expenditures        $  11,749     $   7,557       $  10,611   $  28,604   $  14,960   $   9,314   $   7,151   $ 12,363
---------------------------------------------------------------------------------------------------------------------------------
  Working capital             $  93,197     $  89,435       $  84,165   $  76,471   $  91,516   $  36,241   $  34,606   $ 23,475
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage relationship that items in the Statements of Operations bear to net sales.

                                                                          FOR THE YEARS ENDED
                                                              -------------------------------------------
                                                              DECEMBER 31,   DECEMBER 25,   DECEMBER 26,
                                                                  1995           1994           1993
                                                              -------------  -------------  -------------
Net sales...................................................       100.0%         100.0%         100.0%
                                                                   -----          -----          -----
Costs and expenses:
  Cost of products sold.....................................        81.3           82.5           86.9
  Depreciation expense......................................         2.5            2.9            3.2
                                                                   -----          -----          -----
Gross profit................................................        16.2           14.6            9.9
  Selling and administrative expense........................         6.8            6.4            6.7
  Restructuring/nonrecurring charges........................                        1.8            0.4
                                                                   -----          -----          -----
Operating income............................................         9.4            6.4            2.8
  Interest expense, net.....................................        (1.3)          (1.2)          (0.9)
  Other non-operating income, net...........................         0.3            0.3            0.1
  Unusual income items......................................         0.0            0.0            0.3
Income tax provision........................................         3.0            1.9            0.9
                                                                   -----          -----          -----
Net income before extraordinary item........................         5.4            3.6            1.4
Extraordinary item, net of taxes............................                       (0.3)
                                                                   -----          -----          -----
Net income..................................................         5.4%           3.3%           1.4%
                                                                   -----          -----          -----
                                                                   -----          -----          -----

FISCAL 1995 AS COMPARED TO FISCAL 1994

    NET SALES. Consolidated net sales of $521.6 million for the year ended December 31, 1995 were essentially even with the prior year. Higher selling prices of $19.4 million and an increase in sales of iron products of $27.8 million were completely offset by reduced shipments.

    STEEL MAKING SEGMENT. In 1995, the Company continued to enjoy improved selling prices that benefited the steel industry as a whole. Net sales of the Steel Making Segment advanced slightly to $356.8 million in 1995, a 2 percent improvement over last year. Sales to unaffiliated customers rose 2 percent to $234.9 million, while intersegment sales of $121.9 million were 3 percent higher than in 1994. The Steel Making Segment's net sales benefited from a 3 percent increase in average selling prices, resulting principally from a partial realization of price increases that were announced during 1994.

    STEEL FABRICATING SEGMENT. Steel Fabricating Segment net sales of $288.4 million in 1995 were 2 percent lower than the comparable period in the prior year. Lower shipment volume accounted for $19.3 million of the sales decline partially offset by increased average selling prices that contributed $14.3 million versus last year.

    Sales of strapping and strapping tools of $166.8 million in 1995 matched sales in the previous year. Higher average selling prices increased net sales by $8.3 million, which was completely negated by lower shipment volume.

    Steel tube sales for 1995 totaled $80.8 million, down 2 percent from the prior year. The $2.0 million reduction in sales was due entirely to lower shipments as average selling prices increased over last year. Average selling prices rose 10 percent, contributing an increase of $6.2 million in sales versus 1994. Higher selling prices were completely offset by a 12 percent decline in shipments, which was largely due to on going rationalization of the customer base towards higher margin accounts.

    Sales of jacks and lifting tools for cars and light trucks totaled $40.8 million, a 7 percent decline from the prior year. The decrease versus last year was due almost entirely to lower sales volume, as selling prices remained consistent with the prior year.

    COMPARATIVE SALES BY SEGMENT. The table below summarizes the relative sales contribution of the products comprising the Company's business segments for the past three years.

                                                                                       1995        1994        1993
                                                                                      -----       -----       -----
Sheet and strip steel.............................................................         33%         38%         37%
Semi-finished steel...............................................................          4%          4%          2%
Iron products and other...........................................................          8%          2%          2%
                                                                                           --          --          --
    TOTAL STEEL MAKING SEGMENT....................................................         45%         44%         41%
                                                                                           --          --          --
                                                                                           --          --          --
Sheet strapping and strapping tools...............................................         32%         32%         33%
Welded steel tube.................................................................         15%         16%         16%
Auto and light truck jacks........................................................          8%          8%         10%
                                                                                           --          --          --
    TOTAL STEEL FABRICATING SEGMENT...............................................         55%         56%         59%
                                                                                           --          --          --
                                                                                           --          --          --

    GROSS PROFIT. The gross profit for the year ended December 31, 1995 of $84.4 million was $8.2 million higher than last year, primarily reflecting higher selling prices for the majority of the Company's products. Gross profit, as a percentage of net sales, was 16.2 percent in 1995 versus 14.6 percent in last year's comparable period.

    SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense totaled $35.6 million (6.8 percent of net sales) and $33.2 million (6.4 percent of net sales) for the years ended 1995 and 1994, respectively. The increase in expense was principally the result of higher salaries and increases in other administrative costs.

    OPERATING INCOME. Operating income for the year ended December 31, 1995 was $48.8 million compared to $33.6 million for the year ended December 25, 1994.

    STEEL MAKING SEGMENT. Operating income for the Steel Making Segment totaled $28.5 million, a $14.0 million improvement over 1994. Operating income last year was reduced by a pre-tax $9.5 million non-cash, nonrecurring charge recorded to recognize the impairment of existing steel making facilities and contractual employee reduction costs related to the decision to proceed with the Modernization and Expansion Project. Exclusive of this charge, 1995's operating income increased $4.5 million due almost entirely to higher average selling prices of 3 percent and increased sales of iron products of 6 percent. Offsetting a substantial portion of this benefit was a decline in shipments, increased retiree and active medical costs, increased pension expense, and higher administrative expenses. Flat-rolled shipments to external customers decreased 50,000 tons compared to the prior year, while shipments to the Steel Fabricating Segment were 6,000 tons lower. In 1995, approximately 61 percent of flat-rolled sales and 65 percent of gross margin were attributable to external customers. The remaining sales and gross margin were generated by shipments to the Steel Fabricating Segment. In 1994, approximately 65 percent of sales and gross margin of the Steel Making Segment resulted from flat-rolled sales to external customers, while shipments to the Fabricating Segment accounted for the remaining 35 percent of sales and gross margin. The increased percentage of shipments to affiliated customers in 1995 is consistent with the Company's strategy to obtain the highest possible margin on flat-rolled steel and obtain the highest earnings for the Company as a whole.

    STEEL FABRICATING SEGMENT. Operating income for the Steel Fabricating Segment of $20.4 million in 1995 was $1.3 million higher than last year. The segment was aided by the continued strength of the economy and increased average selling prices in 1995, somewhat offset by lower shipment volumes. The strapping business benefited from a 6 percent increase in average selling prices established in December 1994 which was mostly offset by lower shipment volume. Alpha's results advanced due to improved mix resulting from a shift away from commodity markets to specialty value-added tubing products. In addition, Alpha's business benefited from lower raw material costs for certain of its higher margin products. Lower demand in 1995 left Universal's operating income lower than that of the prior year.

    INTEREST EXPENSE. Interest expense increased $6.8 million over the prior year. The increase in interest expense resulted from the issuance of $255.0 million of long-term debt in the third quarter of 1994. Interest costs totaled $35.4 million, compared to $16.0 million in the previous year. Interest costs of $14.6 million were capitalized as part of the Modernization and Expansion Project in 1995, compared to $2.0 million in the prior year. See LIQUIDITY AND CAPITAL RESOURCES included herein and LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

    INTEREST INCOME. Interest income was $6.6 million higher than in 1994 due entirely to additional interest income earned on the net proceeds received from the issuance of debt and equity in the third quarter of 1994, less payments to the general contractor relating to the Modernization and Expansion Project.

    OTHER NON-OPERATING INCOME. Other non-operating income in 1995 was $1.8 million due primarily to a $1.6 million gain on the sale of the Company's interest in a West Virginia coal producing property. The comparable period in 1994 included income of $1.4 million consisting principally of a refund of prior years' utility costs.

    INCOME TAX EXPENSE. Income tax expense in 1995 totaled $15.9 million based on a 36 percent effective tax rate as compared to the $9.9 million expense in 1994, based on a 34.6 percent effective rate.

    NET INCOME. The Company recorded the highest earnings level in its history posting $28.2 million, or $2.44 per share in 1995 versus the $17.0 million, or $2.16 per share, recorded in 1994. In 1994, net income per share was reduced by an extraordinary expense item of $1.8 million, net of tax, or 22 cents per share related to the early extinguishment of debt in the third quarter.

FISCAL 1994 AS COMPARED TO FISCAL 1993

    NET SALES. In 1994, the Company continued to enjoy an improvement both in order volume and prices that benefited the steel industry and the national economy as a whole. Order rates for all of the Company's products increased as sales volume improved 13 percent during the year. Consolidated net sales of $522.9 million for the year ended December 25, 1994 were $65.4 million, or 13 percent, higher than net sales in 1993. Higher shipment volume represented a $37.7 million increase in sales supplemented by a 6 percent increase in average selling prices over 1993's comparable period. The increased selling prices had a $27.7 million favorable impact on sales in comparison to 1993.

    STEEL MAKING SEGMENT. Net sales for the Steel Making Segment advanced to $349.4 million in 1994, a $45.6 million, or 15 percent, improvement over last year's comparable period. Sales to unaffiliated customers increased 23 percent to $231.2 million while intersegment sales of $118.2 million were 2 percent higher than in 1993. The increase in the Steel Making Segment's net sales was the result of the phase-in of two separate 2 percent price increases in average selling prices as well as the full year impact of 1993's price increases and a 15,694 ton increase in shipments of flat-rolled products.

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

    GROSS PROFIT. The gross profit for the year ended December 25, 1994 of $76.3 million was $31.1 million higher than the gross profit recorded during last year's comparable period. The increase in gross profit was due to higher average selling prices for the Company's products and increased shipment volume. Operating costs, however, were higher in 1994. Higher material costs and higher retiree insurance and pension costs were the primary reasons for the increased operating costs. The gross profit, as a percentage of net sales, was 14.6 percent in 1994 versus 9.9 percent in the 1993 comparable period.

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

    STEEL MAKING SEGMENT. Operating income for the Steel Making Segment totaled $14.5 million, a significant improvement over operating income of $0.7 million recorded in 1993. Operating income in 1994 was reduced by a $9.5 million non-cash, nonrecurring charge recorded to recognize the impairment of existing steel making facilities and contractual employee reduction costs related to the decision to proceed with the Modernization and Expansion Project. The earnings improvement was driven by increased shipments and higher average selling prices. Shipments to external customers in 1994 increased 62,000 tons over the prior year while shipments to the Steel Fabricating Segment were 13,200 tons lower than in 1993. Approximately 65 percent of 1994's shipments and gross margin was attributable to external customers while the remaining 35 percent of gross margin was generated by shipments to the Steel Fabricating Segment. In 1993, the Steel Making Segment shipped 60 percent of its products to external customers which generated approximately 60 percent of its margin while shipments to the Fabricating Segment produced the remaining 40 percent gross margin. The increased percentage of shipments to external customers in 1994 is consistent with the Company's two-pronged strategy to obtain the highest possible margin on flat-rolled steel and obtain the highest earnings for the Company as a whole. In total, the increased shipments generated $8.1 million in increased revenue while a 4 percent increase in average selling prices contributed $11.4 million to the improvement over last year's results. Partially offsetting the Steel Making Segment's sales related gains were increased material costs, retiree and active medical costs, increased pension expense, higher major maintenance spending, and increased selling expenses.

    STEEL FABRICATING SEGMENT. Operating income for the Steel Fabricating Segment of $19.0 million in 1994 was $7.1 million higher than the results recorded in 1993. The segment benefited from the strong economy and increased average selling prices in 1994. Packaging, which sells steel strapping used to secure various finished products to pallets or within shipping containers during transportation, was helped by higher demand for its products in connection with increases in the domestic construction and forest products markets. Alpha's results advanced due to increased average selling prices resulting from a shift from commodity markets to specialty value added tubing products. Alpha's business also benefited from higher margins due to increased demand for its more technologically advanced products and gains in product quality and manufacturing productivity. Decreased shipments in 1994 left Universal's operating income just slightly lower than that of the prior year. Partially offsetting the Steel Fabricating Segment's sales and productivity related gains were increased raw material costs in the form of higher flat-rolled steel prices.

    INTEREST EXPENSE. Interest expense increased significantly in 1994 over the 1993 level. The increase in interest expense of $8.6 million resulted from the issuance of $255.0 million and the retirement of $50.0 million of long-term debt in the third quarter of 1994. See LIQUIDITY AND CAPITAL RESOURCES included herein and LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

    INTEREST INCOME. Interest income was $6.1 million higher than in 1993 due mainly to additional interest income earned on the net proceeds received from the issuance of debt and equity during the year.

    OTHER NON-OPERATING INCOME. Non-operating income in 1994 was $1.1 million higher than last year's comparable period due primarily to a refund of prior years' utility costs recorded in 1994.

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

    STEEL FABRICATING SEGMENT. Steel Fabricating Segment net sales of $271.5 million were $24.6 million, or 10 percent, higher than the prior year. Higher shipments accounted for $20.0 million of the improvement while a 2 percent increase in average selling prices generated the remainder of the increase over a year earlier.

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

    NONRECURRING CHARGE. The Company recorded a $1.9 million nonrecurring charge in 1993 in connection with the $1.3 million write-off of Acme's No. 3 Hot Strip Mill and Billet Mill and a $0.6 million expense to close Packaging's Pittsburg-East facility in California and write off a strapping line at its New Britain, Connecticut, facility.

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

    NON-OPERATING INCOME. In 1993, the Company recorded a $1.2 million pre-tax gain as the result of a settlement of prior claims against LTV Steel Company ("LTV") by Wabush Iron, in an iron ore mine equity interest held by Acme, pursuant to the finalization of LTV's plan of reorganization. The sale of all of the Company's interests in a coal producing property located in West Virginia added approximately $1.0 million to pre-tax income in 1992.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity requirements include capital investments principally relating to the Modernization and Expansion Project, working capital requirements, and interest expense. Cash and cash equivalents balance at December 31, 1995 was $53.0 million. The Company historically has financed its operating and investing activities principally with cash from operations and expects to continue to do so during the next few years except for expenditures related to the Modernization and Expansion Project, which are funded primarily from the proceeds received from issuances of debt and equity during 1994. Net cash provided by operations was $57.8 million, $47.4 million and $16.0 million for 1995, 1994 and 1993, respectively. At December 31, 1995, the Company had total cash and cash equivalents, short-term investments and restricted cash and investments of $187.1 million. These funds are invested in compliance with the Company's bond indentures which restricts the type, quality and maturity of investments.

    During 1995, the Company's long-term indebtedness increased $11.8 million to $276.8 million reflecting accretion of the Secured Discount Notes. The Company also currently has an unused $80.0 million Working Capital Facility, of which approximately $76 million is available for borrowing at December 31, 1995 as calculated under the borrowing base agreement. The Working Capital Facility currently expires in August, 1998. The Company is currently obligated to issue a letter of credit for deferred payments relating to the Modernization and Expansion Project. Issuance of such a letter of credit, totaling approximately $12 million, would reduce the borrowing base in 1996 and 1997 in amounts equivalent to the outstanding balances of such deferred payments. At December 31, 1995, the Company's ratio of debt to total capitalization was .53 to 1. The Senior Secured and Senior Discount Notes, the Term Loan, and the Working Capital Facility were issued under respective agreements that contain certain limitations on transactions with affiliates including: loans, advances, guarantees, capital contributions, the sale, lease or purchase of any property or assets. Also, the indenture agreements contain restrictive covenants that limit the Company's ability to incur additional indebtedness, create liens, pay dividends, repurchase capital stock, sell assets, engage in sale and leaseback transactions and engage in mergers or consolidations.

    Capital expenditures totaled $244.4 million, $56.3 million and $11.7 million in 1995, 1994 and 1993, respectively. The majority of capital project expenditures during 1995 and 1994 were for payments to the general contractor, capitalized interest, and other internal capital expenditures related to the construction of the Modernization and Expansion Project totaling $216.8 million in 1995 and $44.7 million in 1994. The expenditures for the Modernization and Expansion Project include an accrual at year end of $18.9 million consisting of amounts owing the general contractor. Based on the turnkey contract price without taking into account financing costs, internally generated costs related directly to the project or additional changes that may be requested by Acme during construction, management estimates that the cost of the Modernization and Expansion Project, including equipment, ancillary facilities, construction, general contractor fees, and certain other project costs that will be paid by the Company, will approximate $392 million. The remainder of capital project expenditures during 1995 was principally for an upgrade of the Company's management information systems and for replacement and rehabilitation of various production facilities.

    Capital expenditures attributable to compliance with environmental regulations totaled $8.7 million from 1993 through 1995, exclusive of the Modernization and Expansion Project. The Modernization and Expansion Project is a turnkey lump sum contract of which approximately $12.1 million, excluding capitalized interest, was capitalized during 1995 to comply with environmental regulations.

    During 1995, Acme invested capital of $1.8 million in a joint venture. Acme engaged in this venture as an equity partner and has agreed to invest capital of $3.5 million for a total minority interest of 40 percent. The venture will operate a state-of-the-art steel processing plant which will provide the capability of processing wide coils produced by the new continuous thin slab caster and hot strip mill. In addition, the steel processing plant will improve the Company's ability to deliver exact customer specifications of superior quality steel with highly competitive lead times. Acme has also entered into a steel processing agreement with the joint venture which stipulates minimum steel processing utilization requirements, along with related processing and management fees. The facility is expected to be partially operational in late 1996 with the remainder by early 1997.

    The Company currently has sufficient cash and investments resulting from the issuance of the notes, term loan and equity which, when combined with funds that will be generated from future operations, will enable the Company to complete construction of the Modernization and Expansion

Project and meet the working capital needs of the Company. The Company has an available $80.0 million Working Capital Facility. In addition, the Company has been authorized to issue $11.3 million of tax-exempt bonds by the State of Illinois.

    The Company also expects to spend approximately $28.0 million in 1998 related to the relining of Acme's A blast furnace at its Chicago facilities, and the Company is continually evaluating opportunities for incremental capital expenditures which meet certain financial return criteria.

OUTLOOK

    1996 and 1997 will be years of transition for the Company as it completes construction and begins operation of the Modernization and Expansion Project and the joint venture facility with National Material L.P. in the second half of 1996. The Modernization and Expansion Project is expected to reduce manufacturing costs, increase shipping capability and broaden the range of products of the Steel Making Segment and to improve the range and quality of steel products furnished to the Steel Fabricating Segment companies.

    The Company expects 1996 earnings will be significantly below those recorded in 1995. Steel Fabricating Segment earnings are expected to remain steady; however, a number of factors in the Steel Making Segment will affect the Company's overall financial results in 1996.

    MODERNIZATION AND EXPANSION PROJECT

    The Modernization and Expansion Project is expected to start-up in the second half of 1996 and be fully operational by the middle of 1997. During this transition period the Company will incur training costs as well as production inefficiencies related to the start-up of the new facility in 1996 and the decommissioning of the redundant operations in the existing facilities in 1997. The total amount of these transitional costs is expected to be approximately $15 million and will be charged to the Steel Making Segment operations. Additionally, depreciation expense related to the new facility and interest costs previously capitalized as a cost of construction, will be charged to the operations of the new facility coincident with its start-up. All of these charges will significantly reduce the results of operations of the Steel Making Segment in 1996.

    While the Company expects second-half 1997 results to benefit from the full operations of the Modernization and Expansion Project, the transition expenses in the first half of the year will prevent the Company from realizing the total annual benefits of the new facility until 1998.

    OPERATING COSTS AND SELLING PRICES

    During 1996 the Company expects operating costs will be higher due to increases in the costs of labor, energy, raw material, supplies, pensions and retiree medical care. During the later part of 1995 and carrying over into 1996, the Company has experienced substantial competitive pricing pressures resulting in lower average selling prices in all of its Segments. These increased costs and lower average selling prices, along with the impact of the Modernization and Expansion Project discussed above, are expected to significantly reduced the Company's 1996 earnings.

    Actual events might materially differ from those projected in the above forward-looking statements. The timely arrival, successful installation and testing of major equipment and computer systems are important assumptions in the Company's projection of a second-half start-up of the new facility. If the new facility is not completed in a timely manner or materially exceeds the Company's cost expectations; if there are substantial unexpected production interruptions or other start-up difficulties; the new facility fails to achieve the production levels; quality levels or performance objectives represented and guaranteed by the equipment suppliers and turn-key general contractor (although mitigated by liquidated damages of up to 30% of the contract), the competitive and financial position of the Company could be materially adversely affected. In addition to uncertainties with respect to the Modernization and Expansion Project, forwarding looking statements regarding all of the Company's businesses, but particularly the Steel Making Segment, are based on various economic assumptions. These assumptions include projections regarding: selling prices for the Company products; costs for labor, energy, raw material, supplies, pensions and retiree medical care; volume or units of product sales; competitive developments in the marketplace by domestic and foreign competitors and the competitive impact of new facilities which are expected to compete with the Company's products; general economic developments in the United States affecting the business of the Company's customers, and similar events which may affect the costs, price or volume of products sold by the Company.

    There can be no assurances the results of these factors will conform with the Company's assumptions and projections. If one or more of these factors fails to meet the Company's projections, the adverse impact on the Company's business and financial results could be significant. Similarly, in the event the Company's assumptions and projections are too conservative, the Company's performance may exceed these forecasts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to Item 8 is submitted in a separate section of this Annual Report on Form 10-K. See the audited Consolidated Financial Statements and Financial Statement Schedule of Acme Metals Incorporated attached hereto and listed in the index on page 33 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Information with respect to directors of the Company is incorporated herein by reference to the proxy statement for the Annual Meeting of Shareholders of the Company to be held on April 25, 1996 under the caption ELECTION OF DIRECTORS.

EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth, as of March 4, 1996, with respect to each executive officer of the Company, his name and all positions held during the last five years. Executive officers are elected annually by the Board of Directors of the Company to serve for a term of office of one year and until their successors are elected.

    As a result of a Reorganization effected May 25, 1992, Acme Steel Company became and continues to be a subsidiary of the Company. Prior to the Reorganization some of the executive officers listed below were executive officers of Acme Steel Company and, at the time of the reorganization, were elected to similar positions within the Company.

         NAME AND AGE                                     POSITIONS DURING LAST 5 YEARS
------------------------------  ----------------------------------------------------------------------------------
Brian W. H. Marsden (64)        Chairman and Chief Executive Officer of the Company since January 1, 1993;
                                 Chairman, President and Chief Executive Officer May 1992 to December 1992;
                                 President and Chief Executive Officer of Acme Steel Company (integrated steel producer) June 1986 to May 1992.
Stephen D. Bennett (47)         Director, President and Chief Operating Officer of the Company since January 1,
                                 1993; Group Vice President of the Company May 1992 to December 1992; Group Vice
                                 President of Acme Steel Company January 1992 to May 1992; Vice President --
                                 Operations of Acme Steel Company June 1990 to December 1991; General Manager of
                                 Fairfield Works, USS Division of USX Corporation (integrated steel producer)
                                 December 1987 to May 1990.
James W. Hoekwater (49)         Treasurer of the Company since July 1, 1994; Corporate Controller of ITT Rayonier
                                 (producer of pulp and wood products) December 1989 to October 1993.
Gregory J. Pritz (38)           Controller of the Company since August 1, 1994; Director of Accounting and
                                 Compliance of the Company January 1993 to July 1994; Manager of Internal Audit of
                                 Acme Steel Company December 1989 to December 1992.
Gerald J. Shope (52)            Vice President -- Human Resources of the Company since April 1, 1995; Vice
                                 President -- Human Resources of Acme Steel Company January 1, 1992 to March 31,
                                 1995; Director -- Human Resources of Acme Steel Company June 1986 to January
                                 1992.
Edward P. Weber, Jr. (58)       Vice President, General Counsel and Secretary of the Company since May 25, 1992;
                                 Vice President, General Counsel and Secretary of Acme Steel Company June 1986 to
                                 May 1992.
Jerry F. Williams (56)          Vice President -- Finance and Administration and Chief Financial Officer of the
                                 Company since May 25, 1992; Vice President -- Finance and Administration and
                                 Chief Financial Officer of Acme Steel Company May 1986 to May 1992.

ITEM 11.  EXECUTIVE COMPENSATION

    Information relating to executive compensation is incorporated herein by reference to the proxy statement for the Annual Meeting of Shareholders of the Company to be held on April 25, 1996 under the caption EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the proxy statement for the Annual Meeting of Shareholders of the Company to be held on April 25, 1996 under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information relating to certain relationships and related transactions is incorporated herein by reference to the proxy statement for the Annual Meeting of Shareholders of the Company to be held on April 25, 1996 under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

        (1) Financial Statements:

            The response to this portion of Item 14 is submitted in a separate section of this report. See the audited Consolidated Financial Statements and Financial Statement Schedule of Acme Metals Incorporated attached hereto and listed on the index on page 33 of this report.

        (2) Financial Statement Schedule:

            The response to this portion of Item 14 is submitted in a separate section of this report. See the audited Consolidated Financial Statements and Financial Statement Schedule of Acme Metals Incorporated attached hereto and listed on the index on page 33 of this report.

        (3) Exhibits

   EXHIBIT                                 DESCRIPTION
--------------   ----------------------------------------------------------------
  3.   Articles of Incorporation and By-Laws
       *3(i)     Restated Certificate of Incorporation of the Registrant, as
                  amended by the Certificate of Designation of Junior
                  Participating Preferred Stock, Series A.
       3(ii)     Amended and Restated By-Laws of the Registrant as adopted May
                  25, 1992. Filed as Exhibit 3.2 to the 1992 Form 10-K and
                  incorporated by reference herein.
  4.   Instruments Defining the Rights of Security Holders, Including Indentures
       4.1       Rights Agreement dated as of July 15, 1994 between the
                  Registrant and First Chicago Trust Company of New York, Rights
                  Agent. Filed as Exhibit 1 to the Form 8-A August 8, 1994 and
                  Form 8-A/A August 12, 1994 and incorporated by reference
                  herein.
       4.2       Form of Indenture dated as of August 11, 1994 among the
                  Registrants and Shawmut Bank Connecticut, National Association
                  as trustee, relating to the 12.5 percent Senior Secured Notes due 2002. Filed on August 4, 1994 as Exhibit 4.1 to Amendment
                  No. 3 to Form S-1 Registration Statement, No. 33-54101
                  ("Amendment No. 3 to Form S-1") and incorporated by reference herein.

* Filed herewith

   EXHIBIT                                 DESCRIPTION
--------------   ----------------------------------------------------------------
       4.3       Form of 12.5 percent Senior Secured Note due 2002 (included in
                  Exhibit 4.2). Filed as Exhibit 4.2 to Amendment No. 3 to Form
                  S-1 and incorporated by reference herein.
       4.4       Form of Indenture dated as of August 11, 1994 among the
                  Registrant and each of the Guarantors and Shawmut Bank,
                  Connecticut, National Association as trustee, relating to the
                  13.5 percent Senior Secured Discount Notes due 2004. Filed as
                  Exhibit 4.3 to Amendment No. 3 to Form S-1 and incorporated by reference herein.
       4.5       Form of 13.5 percent Senior Secured Discount Note due 2004
                  (included in Exhibit 4.4). Filed as Exhibit 4.4 to Amendment
                  No. 3 to Form S-1 and incorporated by reference herein.
       4.6       Form of Collateral Agency Agreement dated as of August 11, 1994 among the Company, Acme Steel, Acme Packaging, the Trustees, the Term Loan Agent and the Collateral Agent. Filed as Exhibit
                  4.5 to Amendment No. 3 to Form S-1 and incorporated by
                  reference herein.
       4.7       Form of Securities Pledge Agreement dated as of August 11, 1994 between the Company and the Collateral Agent. Filed as Exhibit
                  4.6 to Amendment No. 3 to Form S-1 and incorporated by
                  reference herein.
       4.8       Form of Securities Pledge Agreement dated as of August 11, 1994 among Acme Steel, Acme Packaging and the Collateral Agent.
                  Filed as Exhibit 4.7 to Amendment No. 3 to Form S-1 and
                  incorporated by reference herein.
       4.9       Form of Security Agreement dated as of August 11, 1994 between
                  Acme Steel and the Collateral Agent. Filed as Exhibit 4.8 to
                  Amendment No. 3 to Form S-1 and incorporated by reference
                  herein.
       4.10      Form of Mortgage dated as of August 11, 1994 from Acme Steel to the Collateral Agent. Filed as Exhibit 4.9 to Amendment No. 3
                  to Form S-1 and incorporated by reference herein.
       4.11      Form of Intercreditor Agreement dated as of August 11, 1994 among Acme Steel, Harris Trust and Savings Bank and the
                  Collateral Agent. Filed as Exhibit 4.10 to Amendment No. 3 to
                  Form S-1 and incorporated by reference herein.
       4.12      Form of Disbursement Agreement dated as of August 11, 1994 between the Company and the Collateral Agent. Filed as Exhibit
                  4.11 to Amendment No. 3 to Form S-1 and incorporated by
                  reference herein.
       4.13      Form of Registration Rights Agreement dated March 28, 1994 among the Registrant and The Substituted Purchasers. Filed as Exhibit
                  4.13 to the Registrant's Annual Report on Form 10-K for the
                  fiscal year ended December 25, 1994 (the "1994 10-K") and
                  incorporated by reference herein.
10.    Material contracts
       10.1      Tax Indemnification Agreement between Acme Steel Company (a subsidiary of the Company) ("Acme") and The Interlake
                  Corporation dated May 30, 1986. Filed as Exhibit 10.1 to the
                  1992 Form 10-K and incorporated by reference herein.
       10.2      Cross-Indemnification Agreement between Acme and The Interlake
                  Corporation dated May 29, 1986. Filed as Exhibit 10.2 to the
                  1992 Form 10-K and incorporated by reference herein.
       10.3      $80,000,000 Credit Agreement by and among Acme Group and Harris
                  Trust and Savings Bank individually and as Agent and the
                  Lenders which are or become parties hereto dated as of August
                  11, 1994 (the "Credit Agreement"). Filed as Exhibit 10.3 to the
                  1994 10-K and incorporated by reference herein.
       *10.4     First Amendment to the Credit Agreement dated as of May 21,
                  1995.
       *10.5     Second Amendment to the Credit Agreement dated August, 1995.

* Filed herewith

   EXHIBIT                                 DESCRIPTION
--------------   ----------------------------------------------------------------
       10.6      Assignment and Acceptance dated August 24, 1994 relating to the
                  Credit Agreement (National City Bank, Assignee). Filed as
                  Exhibit 10.4 to the 1994 10-K and incorporated by reference herein.
       10.7      Assignment and Acceptance dated August 24, 1994 relating to the
                  Credit Agreement (NBD Bank, N.A., Assignee). Filed as Exhibit
                  10.5 to the 1994 10-K and incorporated by reference herein.
       10.8      Assignment and Acceptance dated August 24, 1994 relating to the
                  Credit Agreement (Mercantile Bank of St. Louis National
                  Association, Assignee). Filed as Exhibit 10.6 to the 1994 10-K
                  and incorporated by reference herein.
       10.9      Assignment and Acceptance dated September 1, 1994 relating to the Credit Agreement (General Electric Capital Corporation,
                  Assignee). Filed as Exhibit 10.7 to the 1994 10-K and
                  incorporated by reference herein.
       10.10     Term Loan Agreement dated August 4, 1994 among the Registrant, the Lenders and Lehman Commercial Paper Inc. (the "Term Loan").
                  Filed as Exhibit 10.42 to Amendment No. 3 to Form S-1 and
                  incorporated by reference herein.
       10.11     Amendment to the Term Loan dated as of December 15, 1994. Filed as Exhibit 10.9 to the 1994 10-K and incorporated by reference herein.
       10.12     Form of Engineering, Procurement and Construction Contract dated
                  July 28, 1994 between Acme Steel Company and Raytheon Engineers
                  & Constructors, Inc. Filed as Exhibit 10.41 to Amendment No. 3
                  to Form S-1 and incorporated by reference herein.
       10.13     Amendment 1 to Engineering, Procurement and Construction
                  Contract between Acme Steel Company and Raytheon Engineers &
                  Constructors, Inc. dated as of July 28, 1994. Filed as Exhibit
                  10.11 to the 1994 10-K and incorporated by reference herein.
       10.14     Amendment 2 to Engineering, Procurement and Construction
                  Contract between Acme Steel Company and Raytheon Engineers &
                  Constructors, Inc. dated as of March 21, 1995. Filed as Exhibit
                  10.12 to the 1994 10-K and incorporated by reference herein.
       10.15     Joint Development Program Agreement dated July 28, 1994 between
                  Acme Steel Company and SMS Schloemann-Siemag, AG. Filed as
                  Exhibit 10.13 to the 1994 10-K and incorporated by reference herein.
       10.16     Agreement between the Registrant and Reynold C. MacDonald dated
                  June 1, 1992.(1) Filed as Exhibit 10.3 to the 1992 10-K and
                  incorporated by reference herein.
       *10.17    Amendment to the Agreement between Registrant and Reynold C.
                  MacDonald dated June 1, 1995.
       10.18     Non-Employee Directors Retirement Plan dated February 22, 1990 as adopted May 25, 1992.(1) Filed as Exhibit 10.4 to the 1992
                  10-K and incorporated by reference herein.
       10.19     Non-Employee Directors' Stock Compensation Plan adopted January
                  27, 1995.(1) Filed as Exhibit 10.16 to the 1994 10-K and
                  incorporated by reference herein.
       *10.20    Form of Indemnification Agreement for directors and certain officers of the Registrant.
       10.21     1994 Executive Incentive Compensation Plan of Acme Metals
                  Incorporated as adopted April 28, 1994.(1) Filed as Exhibit
                  10.21 to the 1994 10-K and incorporated by reference herein.

* Filed herewith

   EXHIBIT                                 DESCRIPTION
--------------   ----------------------------------------------------------------
       10.22     Deferred Compensation Agreement dated May 24, 1986 between the
                  Registrant and Brian W. H. Marsden as adopted May 25, 1992.(1)
                  Filed as Exhibit 10.15 to the 1992 10-K and incorporated by reference herein.
       10.23     Acme Metals Incorporated Deferred Compensation Plan as Amended
                  and Restated effective January 1, 1994 as adopted November 21,
                  1994.(1) Filed as Exhibit 10.23 to the 1994 10-K and
                  incorporated by reference herein.
       *10.24    Key Executive Severance Pay Plan dated January 22, 1987, as adopted May 25, 1992, with Exhibit 1 amended through May 25,
                  1995.
       10.25     Acme Metals Incorporated 1994 Stock Incentive Program as adopted
                  April 28, 1994.(1) Filed as Exhibit 10.25 to the 1994 10-K and
                  incorporated by reference herein.
       10.26     Acme Metals Incorporated Employee Stock Ownership Plan Restated
                  effective November 1, 1994.(1) Filed as Exhibit 10.42 to the
                  1994 10-K and incorporated by reference herein.
       10.27     Acme Metals Incorporated Salaried Employees' Retirement Savings
                  Plan ("SERSP") Restated effective November 1, 1994.(1) Filed as
                  Exhibit 10.43 to the 1994 10-K and incorporated by reference herein.
       *10.28    First Amendment to the SERSP dated September 19, 1995.
       10.29     Consolidated Pension Plan for Acme Salaried and Hourly Employees
                  as Amended and Restated effective November 1, 1994
                  ("Consolidated Pension Plan") with Appendix A to the
                  Consolidated Pension Plan as Amended and Restated effective
                  July 31, 1994.(1) Filed as Exhibit 10.44 to the 1994 10-K and
                  incorporated by reference herein.
       *10.30    Appendix B to the Consolidated Pension Plan as Amended and
                  Restated effective September 1, 1993.
       *10.31    Appendix C to the Consolidated Pension Plan effective December
                  31, 1993.
       *10.32    First Amendment to the Consolidated Pension Plan dated September
                  19, 1995.
       10.33     Acme Metals Incorporated Supplemental Benefits Plan effective
                  January 1, 1994.(1) Filed as Exhibit 10.45 to the 1994 10-K and
                  incorporated by reference herein.
       10.34     Acme Metals Incorporated Salaried Employees' Past Service
                  Pension Plan ("Past Service Pension Plan") dated June 1,
                  1992.(1) Filed as Exhibit 10.37 to the 1992 10-K and
                  incorporated by reference herein.
       10.35     Amendment No. 1 to the Past Service Pension Plan.(1) Filed as
                  Exhibit 10.38 to the 1993 10-K and incorporated by reference herein.
       10.36     Amendment No. 2 to the Past Service Pension Plan.(1) Filed as
                  Exhibit 10.48 to the 1994 10-K and incorporated by reference herein.
*13    Registrant's Annual Report to Security Holders for the fiscal year ended
       December 31, 1995
*21    Subsidiaries of the registrant
 23.   Consent of experts and counsel
       *23.1     Consent of Price Waterhouse LLP
*27    Financial Data Schedule

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed in the fourth quarter of 1995.

* Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACME METALS INCORPORATED

/s/ B. W. H. Marsden                                        March 22, 1996
---------------------------------------------------------
Brian W. H. Marsden
Chairman and Chief Executive Officer

/s/ S. D. Bennett                                           March 22, 1996
---------------------------------------------------------
Stephen D. Bennett
Director, President, and Chief Operating Officer

/s/ Jerry F. Williams                                       March 22, 1996
---------------------------------------------------------
Jerry F. Williams
Vice President-Finance and Administration and Chief
Financial Officer (Principal Financial Officer)

/s/ Gregory J. Pritz                                        March 22, 1996
---------------------------------------------------------
Gregory J. Pritz
Controller
(Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ C. J. Gauthier                                          March 22, 1996
---------------------------------------------------------
C. J. Gauthier
Director

/s/ Edward G. Jordan                                        March 22, 1996
---------------------------------------------------------
Edward G. Jordan
Director

/s/ Andrew R. Laidlaw                                       March 22, 1996
---------------------------------------------------------
Andrew R. Laidlaw
Director

/s/ Frank A. LePage                                         March 22, 1996
---------------------------------------------------------
Frank A. LePage
Director

/s/ Reynold C. MacDonald                                    March 22, 1996
---------------------------------------------------------
Reynold C. MacDonald
Director

/s/ Julien L. McCall                                        March 22, 1996
---------------------------------------------------------
Julien L. McCall
Director

/s/ Carol O'Cleireacain                                     March 22, 1996
---------------------------------------------------------
Carol O'Cleireacain
Director

/s/ W. P. Sovey                                             March 22, 1996
---------------------------------------------------------
William P. Sovey
Director

/s/ L. Frederick Sutherland                                 March 22, 1996
---------------------------------------------------------
L. Frederick Sutherland
Director

/s/ William R. Wilson                                       March 22, 1996
---------------------------------------------------------
William R. Wilson
Director

                            ACME METALS INCORPORATED
             FORM 10-K - ITEM 8 AND ITEMS 14 (A) (1) AND 14 (A) (2)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

    The following Consolidated Financial Statements of Acme Metals Incorporated and the related Report of Independent Accountants are included in Item 8 and
Item 14 (a) (1):

                                                                                                        PAGE IN THIS
                                                                                                          FORM 10-K
                                                                                                       ---------------
Report of Independent Accountants....................................................................            36
Report of Management.................................................................................            36
Consolidated Statements of Operations for the fiscal years ended December 31, 1995, December 25, 1994
 and December 26, 1993...............................................................................            37
Consolidated Balance Sheets at December 31, 1995 and December 25, 1994...............................            38
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1995, December 25, 1994
 and December 26, 1993...............................................................................            39
Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended December 31,
 1995, December 25, 1994 and December 26, 1993.......................................................            40
Notes to Consolidated Financial Statements...........................................................            41

    The following Consolidated Financial Statement Schedule of Acme Metals Incorporated is included in Item 14 (a) (2):

Quarterly Results (Unaudited)....................................................            55
Schedule VIII - Valuation and Qualifying Accounts and Reserves...................            55

    All other schedules have been omitted because they are not applicable, or not required, or because the required information is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Acme Metals Incorporated

    In our opinion, the accompanying consolidated financial statements listed in the index appearing on page 35 present fairly, in all material respects, the financial position of Acme Metals Incorporated and its subsidiaries at December 31, 1995 and December 25, 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ Price Waterhouse LLP
                                          Price Waterhouse LLP
                                          January 25, 1996
                                          Chicago, Illinois

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

/s/ B. W. H. Marsden                       /s/ J. F. Williams
Brian W. H. Marsden                        Jerry F. Williams
Chairman and Chief Executive Officer       Vice President Finance and
                                           Administration Chief Financial
                                           Officer

                            ACME METALS INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                  FOR THE YEARS ENDED
                                                                        ----------------------------------------
                                                                        DECEMBER 31,  DECEMBER 25,  DECEMBER 26,
                                                                            1995          1994          1993
                                                                        ------------  ------------  ------------
NET SALES.............................................................   $  521,619    $  522,880    $  457,406
COSTS AND EXPENSES:
  Cost of products sold...............................................      424,158       431,615       397,526
  Depreciation expense................................................       13,013        14,977        14,657
                                                                        ------------  ------------  ------------
Gross profit..........................................................       84,448        76,288        45,223
  Selling and administrative expense..................................       35,636        33,249        30,633
  Nonrecurring charge.................................................                      9,459         1,925
                                                                        ------------  ------------  ------------
Operating income......................................................       48,812        33,580        12,665
NON-OPERATING INCOME (EXPENSE):
  Interest expense....................................................      (20,801)      (14,031)       (5,384)
  Interest income.....................................................       14,278         7,712         1,571
  Other -- net........................................................        1,846         1,432           370
  Unusual income item.................................................                                    1,210
                                                                        ------------  ------------  ------------
Income before income taxes and extraordinary item.....................       44,135        28,693        10,432
Income tax provision..................................................       15,889         9,935         4,173
                                                                        ------------  ------------  ------------
                                                                             28,246        18,758         6,259
Extraordinary item (expense), net of tax..............................                     (1,787)
                                                                        ------------  ------------  ------------
Net income............................................................   $   28,246    $   16,971    $    6,259
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
PER SHARE:
  Income before extraordinary item....................................   $     2.44    $     2.38    $     1.15
  Extraordinary item (expense), net of tax............................                      (0.22)
                                                                        ------------  ------------  ------------
Net income............................................................   $     2.44    $     2.16    $     1.15
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       DECEMBER 31,  DECEMBER 25,
                                                                                           1995          1994
                                                                                       ------------  ------------
                                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........................................................   $   53,043    $   76,639
  Short-term investments.............................................................       83,756        76,384
  Receivables, less allowances of $1,335 in 1995 and $1,301 in 1994..................       55,344        60,878
  Inventories........................................................................       51,932        44,982
  Deferred income taxes..............................................................       12,857        13,354
  Other current assets...............................................................        1,855         1,605
                                                                                       ------------  ------------
    Total current assets.............................................................      258,787       273,842
                                                                                       ------------  ------------
INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies................................................       16,112        14,358
  Restricted cash and investments....................................................       50,305       201,397
  Other assets.......................................................................       19,309        23,221
  Deferred income taxes..............................................................       31,052        20,683
                                                                                       ------------  ------------
    Total investments and other assets...............................................      116,778       259,659
                                                                                       ------------  ------------
PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment, at cost.............................................      372,959       363,699
  Construction in progress...........................................................      279,799        46,605
  Accumulated depreciation...........................................................     (273,580)     (261,475)
                                                                                       ------------  ------------
    Total property, plant and equipment..............................................      379,178       148,829
                                                                                       ------------  ------------
                                                                                        $  754,743    $  682,330
                                                                                       ------------  ------------
                                                                                       ------------  ------------
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...................................................................   $   62,355    $   36,732
  Accrued expenses...................................................................       41,192        42,718
  Income taxes payable...............................................................        4,783         1,941
                                                                                       ------------  ------------
    Total current liabilities........................................................      108,330        81,391
                                                                                       ------------  ------------
LONG-TERM LIABILITIES:
  Long-term debt.....................................................................      276,831       265,055
  Other long-term liabilities........................................................       10,143        10,012
  Postretirement benefits other than pensions........................................       86,856        83,867
  Retirement benefit plans...........................................................       24,472        18,727
                                                                                       ------------  ------------
    Total long-term liabilities......................................................      398,302       377,661
                                                                                       ------------  ------------
Commitments and contingencies (see note titled COMMITMENTS AND CONTINGENCIES)
SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, 2,000,000 shares authorized, no shares issued
  Common stock, $1 par value, 20,000,000 shares authorized, 11,579,768 and 11,558,127
   shares issued in 1995 and 1994, respectively......................................       11,580        11,558
  Additional paid-in capital.........................................................      164,987       164,599
  Retained earnings..................................................................       95,965        67,719
  Minimum pension liability adjustment...............................................      (24,421)      (20,598)
                                                                                       ------------  ------------
    Total shareholders' equity.......................................................      248,111       223,278
                                                                                       ------------  ------------
                                                                                        $  754,743    $  682,330
                                                                                       ------------  ------------
                                                                                       ------------  ------------

    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  FOR THE YEARS ENDED
                                                                       ------------------------------------------
                                                                       DECEMBER 31,   DECEMBER 25,   DECEMBER 26,
                                                                           1995           1994           1993
                                                                       ------------  --------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................................................   $   28,246   $       16,971   $    6,259
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:
    Depreciation.....................................................       13,613           15,514       15,234
    Accretion of senior discount notes...............................       11,776            4,055
    Deferred income taxes............................................       (7,100)          (2,893)      (1,629)
    Nonrecurring charge..............................................                         9,459        1,925
    Investments in associated companies..............................       (1,754)             334         (596)
    Pension contribution.............................................       (1,988)         (13,951)        (100)
    CHANGE IN CURRENT ASSETS AND LIABILITIES:
      Receivables....................................................        5,534           (2,399)     (11,388)
      Inventories....................................................       (6,950)           2,885       (8,379)
      Accounts payable...............................................        6,761            3,932        6,815
      Other current accounts.........................................        1,066            6,591        7,826
    Other, net.......................................................        8,583            6,924           74
                                                                       ------------  --------------  ------------
  Net cash provided by operating activities..........................       57,787           47,422       16,041
                                                                       ------------  --------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments...........................................     (459,749)      (1,310,998)
  Sales and/or maturities of investments.............................      603,469        1,033,213
  Capital expenditures...............................................      (27,664)         (11,677)     (11,749)
  Capital expenditures -- Modernization Project......................     (197,849)         (44,662)
                                                                       ------------  --------------  ------------
  Net cash used for investing activities.............................      (81,793)        (334,124)     (11,749)
                                                                       ------------  --------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of long-term debt..........................................                       (50,000)      (3,500)
  Issuance of equity, net of costs...................................                       119,262
  Issuance of long-term debt.........................................                       255,000
  Debt issuance costs................................................                       (14,253)
  Exercise of stock options and other................................          410            2,888          428
                                                                       ------------  --------------  ------------
  Net cash provided by (used for) financing activities...............          410          312,897       (3,072)
                                                                       ------------  --------------  ------------
  Net (decrease) increase in cash and cash equivalents...............      (23,596)          26,195        1,220
  Cash and cash equivalents at beginning of period...................       76,639           50,444       49,224
                                                                       ------------  --------------  ------------
  Cash and cash equivalents at end of period.........................   $   53,043   $       76,639   $   50,444
                                                                       ------------  --------------  ------------
                                                                       ------------  --------------  ------------

    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                    COMMON    ADDITIONAL               MINIMUM
                                                                   STOCK, $1    PAID-IN    RETAINED    PENSION
                                                                   PAR VALUE    CAPITAL    EARNINGS   LIABILITY
                                                                   ---------  -----------  ---------  ----------
BALANCE -- DECEMBER 27, 1992.....................................  $   5,358  $    47,679  $  44,489  $   (8,231)
                                                                   ---------  -----------  ---------  ----------
  Net income.....................................................                              6,259
  Stock plans -- issuance of shares..............................         48          635
  Tax benefit arising from stock plan transactions...............                      30
  Minimum pension liability......................................                                        (13,064)
                                                                   ---------  -----------  ---------  ----------
BALANCE -- DECEMBER 26, 1993.....................................      5,406       48,344     50,748     (21,295)
                                                                   ---------  -----------  ---------  ----------
  Net income.....................................................                             16,971
  Stock plans -- issuance of shares..............................        177        2,711
  Tax benefit arising from stock plan transactions...............                     257
  Issuance of equity.............................................      5,975      113,287
  Minimum pension liability......................................                                            697
                                                                   ---------  -----------  ---------  ----------
BALANCE -- DECEMBER 25, 1994.....................................     11,558      164,599     67,719     (20,598)
                                                                   ---------  -----------  ---------  ----------
  Net income.....................................................                             28,246
  Stock plans -- issuance of shares..............................         22          382
  Tax benefit arising from stock plan transactions...............                       6
  Minimum pension liability......................................                                         (3,823)
                                                                   ---------  -----------  ---------  ----------
BALANCE -- DECEMBER 31, 1995.....................................  $  11,580  $   164,987  $  95,965  $  (24,421)
                                                                   ---------  -----------  ---------  ----------
                                                                   ---------  -----------  ---------  ----------

    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Acme Metals Incorporated and its wholly-owned subsidiaries (the "Company"). Investments in mining and other minority ventures are accounted for by the equity method. All intercompany transactions have been eliminated.

    The Company's fiscal year ends on the last Sunday in December. Fiscal 1995 contained 53 weeks as compared to 52 weeks for fiscal years ended 1994 and 1993.

ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash balances and highly liquid investments with an original maturity of three months or less. The funds are invested in compliance with the Company's bond indenture which restricts the type, quality and maturity of investments.

SHORT-TERM INVESTMENTS

    Short-term investments have an original maturity of more than three months and a remaining maturity of less than 1 year. These investments are stated at cost as it is the intent of the Company to hold these securities until maturity. The funds are invested in compliance with the Company's bond indenture which restricts the type, quality and maturity of investments.

INVENTORIES

    Inventories are stated at the lower of cost or market. The primary method used to determine inventory costs is the last-in, first-out ("LIFO") method.

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

PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION

    Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed principally on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of plant and equipment range from 3 to 50 years with the majority of assets having 18 year lives. Depreciation of assets classified as construction in progress commences when the asset is placed in service. Expenditures for maintenance, repairs and minor renewals and betterments are charged to expense as incurred. Furnace relines and major renewals and betterments are capitalized.

    Upon disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is recognized.

                            ACME METALS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONSTRUCTION IN PROGRESS

    Construction in progress includes all costs, including capitalized interest, associated with the construction of the Company's continuous thin slab caster/hot strip mill complex at its Riverdale, Illinois steel making facility. Also included in construction in progress are other capital projects not completed at the end of the reporting period.

RETIREMENT BENEFIT PLANS

    Pension costs include service cost, interest cost, return on plan assets and amortization of unrecognized gains and losses. The Company's policy is to fund not less than the minimum funding required under ERISA.

    The Company has unfunded postretirement health care and life insurance plans. Provisions for postretirement costs in 1995, 1994 and 1993 were determined pursuant to the provisions of Financial Accounting Standards ("FAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Under this standard, the annual expense represents a combination of interest and service cost provisions of the annual accrual. The postretirement benefits are not funded.

INCOME TAXES

    Income taxes were determined pursuant to the provisions of FAS No. 109, "Accounting for Income Taxes." Under this standard, the provision for deferred income taxes represents the tax effect of temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

PER SHARE DATA

    Amounts per common share are based on the weighted average number of common and dilutive common equivalent shares outstanding during the year; 11,595,886 in 1995, 7,872,642 in 1994 and 5,439,784 in 1993.

PENDING ACCOUNTING CHANGES

    In October 1995, the Financial Accounting Standards Board ("FASB") issued FAS No. 123, "Accounting for Stock-Based Compensation." This pronouncement, which becomes effective in 1996, establishes financial accounting and reporting standards for stock-based employee compensation plans. This Statement requires the Company to determine the fair value of its stock options at the date of grant and either record the fair value as compensation expense in the financial statements or disclose the pro-forma impact of such compensation on net income and earnings per share in the notes to the financial statements. The Company has elected to adopt the disclosure method of presentation and such disclosures will be made in the 1996 financial statements.

    Also in 1995, the FASB issued FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to adopt this pronouncement in 1996. The Company does not anticipate that the adoption of this pronouncement will have a significant impact on the financial condition or results of operations of the Company.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year's presentation.

NONRECURRING CHARGE:

    During 1994, the Company completed financing for its Modernization and Expansion Project ("Project"). As a result of the decision to commence with the Project, the Company recorded a $9.5 million (pre-tax) nonrecurring charge. The nonrecurring charge was recorded to address the impairment of the existing steel making facilities ($7.2 million) and contractual employee reduction costs related to the construction and commissioning of the Project ($2.3 million).

                            ACME METALS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The Company recorded a $1.9 million nonrecurring charge in 1993 including $1.3 million in connection with a decision made during the year to permanently idle Acme Steel's No. 3 Hot Strip Mill and Billet Mill; a $0.6 million charge to close Acme Packaging's Pittsburg-East facility in California; and the elimination of a strapping line at its New Britain, Connecticut facility following a determination made during the year to consolidate production facilities and eliminate unprofitable lines.

UNUSUAL INCOME ITEM:

    In 1993, the Company recorded a benefit in connection with its investment in Wabush Iron Company ("WabIron"). As a result of the finalization of a plan of reorganization for LTV Steel Company, a former participant in WabIron, Acme was awarded $1.2 million (market value) of LTV securities in a settlement of a bankruptcy claim filed by all of the participants in the Wabush Mines Project joint venture.

INVENTORIES:

    Inventories are summarized as follows:

                                                                                     1995       1994
                                                                                   ---------  ---------
                                                                                      (IN THOUSANDS)
Raw materials....................................................................  $   8,397  $   5,200
Semi-finished and finished products..............................................     36,339     31,434
Supplies.........................................................................      7,196      8,348
                                                                                   ---------  ---------
                                                                                   $  51,932  $  44,982
                                                                                   ---------  ---------
                                                                                   ---------  ---------

    On December 31, 1995 and December 25, 1994, inventories valued on the LIFO method were less than the current costs of such inventories by $58.2 million and $58.3 million, respectively.

    In 1994, inventory quantities decreased from the prior year which resulted in the liquidation of LIFO inventory quantities carried at the lower cost that prevailed in prior years, the effect of which decreased cost of products sold and increased income before income taxes and extraordinary item by $0.7 million.

PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment consisted of the following:

                                                                                  1995          1994
                                                                              ------------  ------------
                                                                                    (IN THOUSANDS)
Land........................................................................  $      3,770  $      3,786
Buildings...................................................................        41,365        41,117
Equipment...................................................................       327,824       318,796
Construction in progress, Modernization and Expansion Project...............       261,372        44,662
Construction in progress, other.............................................        18,427         1,943
                                                                              ------------  ------------
                                                                                   652,758       410,304
Less accumulated depreciation...............................................      (273,580)     (261,475)
                                                                              ------------  ------------
                                                                              $    379,178  $    148,829
                                                                              ------------  ------------
                                                                              ------------  ------------

    The difference between depreciation expense presented in the Consolidated Statements of Cash Flows and the Consolidated Statements of Operations
represents that portion of depreciation expense that is classified in selling and administrative expense on the Consolidated Statements of Operations.

                            ACME METALS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The Company has capitalized expenditures related to the construction of the Project totaling $261.4 million at December 31, 1995. The capitalized expenditures are comprised of $240.8 million in payments to Raytheon Engineers & Constructors, Inc., the general contractor for the Project, $16.6 million of related capitalized interest, and $4.0 million of other costs directly related to the Project.

    Cash and accrued payments to the general contractor of $240.8 million at December 31, 1995 includes an accrual of $18.9 million for services performed during 1995, which due to its non-cash nature has been excluded from the Statement of Cash Flows.

    At December 31, 1995, construction in progress, other includes certain major replacement projects and expenditures to upgrade the Company's management information systems.

RETIREMENT BENEFIT PLANS:

    The Company has various retirement benefit plans covering substantially all salaried and hourly employees. Certain salaried employees with one full calendar quarter of service are eligible to participate in the Company's defined contribution plan and employee stock ownership plan ("ESOP"). Company contributions to the defined contribution plan and employee stock ownership plan are based upon 7.5 and 3.5 percent (the ESOP contribution was reduced from 6.5 to 3.5 percent in the second quarter of 1993), respectively, of eligible compensation. Amounts charged to operations under these plans were $3.5 million in 1995 and 1994 and $3.4 million in 1993.

    Salaried employees who joined the Company prior to December 31, 1981 and certain hourly employees participate in defined benefit retirement plans which provide benefits based upon either years of service and final average pay or fixed amounts for each year of service.

    The net defined benefit pension cost, as determined pursuant to the provisions of FAS No. 87, "Employer's Accounting for Pensions," included the following components:

                                                                       1995        1994        1993
                                                                    ----------  ----------  ----------
                                                                              (IN THOUSANDS)
Service cost......................................................  $    2,492  $    2,605  $    1,852
Interest cost on projected benefit obligation.....................      15,924      14,700      14,526
Actual (return) loss on plan assets...............................     (34,304)      1,558     (16,094)
Net amortization and deferral.....................................      18,120     (17,371)
                                                                    ----------  ----------  ----------
Net pension cost..................................................  $    2,232  $    1,492  $      284
                                                                    ----------  ----------  ----------
                                                                    ----------  ----------  ----------

    Actuarial assumptions used for the Company's pension plan valuations were as follows:

                                                                                     1995       1994       1993
                                                                                   ---------  ---------  ---------
Weighted average discount rate:
  For defined benefit pension costs..............................................        8.5%       7.5%       8.5%
  For projected benefit obligation...............................................        7.5%       8.5%       7.5%
Increase in future compensation levels...........................................        5.0%       5.0%       5.0%
Expected rate of return on plan assets...........................................       9.75%      9.75%      9.75%

                            ACME METALS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following table sets forth the funded status of the Company's defined benefit retirement plans and amounts recognized in the balance sheet.

                                                                              1995                1994
                                                                          ------------  -------------------------
                                                                          UNDERFUNDED   UNDERFUNDED   OVERFUNDED
                                                                             PLANS         PLANS         PLANS
                                                                          ------------  ------------  -----------
                                                                                      (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits of $184,633
   in 1995 and $165,271 in 1994.........................................   $  209,785    $  174,308    $   8,626
  Effect of increase in compensation levels.............................        3,654         4,119          655
                                                                          ------------  ------------  -----------
  Projected benefit obligation for service rendered to date.............      213,439       178,427        9,281
Plan assets at fair value, primarily common stock of publicly traded
 companies and U.S. government bonds and notes..........................     (185,313)     (155,581)      (9,779)
Unrecognized net loss from past experience different from that assumed
 and effects of changes in assumptions..................................      (52,234)      (48,510)      (1,554)
Prior service cost not yet recognized in net periodic pension cost......       (4,805)       (5,334)
Unrecognized net asset at December 30, 1985 being recognized over 15
 years..................................................................        9,629        11,038          518
Minimum pension liability adjustment....................................       43,756        38,687
                                                                          ------------  ------------  -----------
Accrued (prepaid) pension cost..........................................   $   24,472    $   18,727    $  (1,534)
                                                                          ------------  ------------  -----------
                                                                          ------------  ------------  -----------

    In accordance with FAS No. 87, the Company has recorded an adjustment as shown in the table above, to recognize a minimum pension liability relating to certain underfunded pension plans.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

    The Company and its subsidiaries sponsor several unfunded defined benefit postretirement plans that provide medical, dental, and life insurance for retirees and eligible dependents.

    The net periodic postretirement benefit cost for 1995, 1994 and 1993, net of retiree contributions of approximately 10 percent of costs, included the following components:

                                                                             1995       1994       1993
                                                                           ---------  ---------  ---------
                                                                                   (IN THOUSANDS)
Service cost -- benefits attributed to service during the period.........  $   1,696  $   1,685  $   1,185
Interest cost on accumulated postretirement benefit obligation...........      8,131      7,203      6,743
Net amortization and deferral............................................       (144)       239        (64)
                                                                           ---------  ---------  ---------
Net periodic postretirement benefit cost.................................  $   9,683  $   9,127  $   7,864
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

                            ACME METALS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following table sets forth the plans' combined unfunded status at December 31, 1995 and December 25, 1994:

                                                                                    1995        1994
                                                                                 -----------  ---------
                                                                                     (IN THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees.....................................................................  $    67,052  $  56,859
  Fully eligible active plan participants......................................       19,457     10,716
  Other active plan participants...............................................       30,623     24,332
                                                                                 -----------  ---------
                                                                                     117,132     91,907
Unrecognized net (loss) and prior service cost.................................      (23,678)    (1,497)
                                                                                 -----------  ---------
Accrued postretirement benefit cost............................................  $    93,454  $  90,410
                                                                                 -----------  ---------
                                                                                 -----------  ---------

    The accumulated postretirement benefit obligation was determined by application of the terms of medical, dental, and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging ratably from 11 percent in 1993 to 5 percent through 1999 and beyond. The effect of a 1 percent annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation by approximately $13.9 million and the net periodic postretirement benefit cost by approximately $1.2 million. The obligation for postretirement benefits as of December 31, 1995 was determined using a 7.5 percent discount rate, as compared to the 8.5 percent discount rate used at December 25, 1994.

    The decrease in the discount rate contributed to a net increase in the obligation of approximately $14.5 million, with the remainder of the increase in the obligation resulting from normal growth of service and related interest costs and other assumption changes. As the measurement of net periodic postretirement benefit cost is based on beginning of the year assumptions, the higher revalued obligation at the end of fiscal 1995 did not have any impact on the expense recorded for 1995.

ACCRUED EXPENSES:

    Included in the Consolidated Balance Sheets caption ACCRUED EXPENSES are the following:

                                                                                     1995       1994
                                                                                   ---------  ---------
                                                                                      (IN THOUSANDS)
Accrued salaries and wages.......................................................  $  13,310  $  15,650
Accrued postretirement benefits other than pensions..............................      6,598      6,543
Accrued taxes other than income taxes............................................      5,587      5,283
Accrued interest.................................................................      7,205      6,675
Other current liabilities........................................................      8,492      8,567
                                                                                   ---------  ---------
                                                                                   $  41,192  $  42,718
                                                                                   ---------  ---------
                                                                                   ---------  ---------

INVESTMENTS IN ASSOCIATED COMPANIES:

    The Company has a 39.9 percent interest in an iron ore mining venture with a carrying value of $14.3 million at December 31, 1995 and 1994. In 1995, 1994 and 1993, the Company made iron ore purchases of $21.8 million, $20.7 million, and $18.3 million, respectively from the venture. At December 31, 1995, $5.2 million was owed to the venture for iron ore purchases; amounts owed to the venture for such ore purchases were $5.6 million at December 25, 1994.

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

                            ACME METALS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    During 1995, the Company invested capital of $1.8 million in a joint venture which will perform processing of certain of the Company's steel products. The Company agreed to invest capital of $3.5 million for a total interest of 40 percent. The investment will be accounted for by the equity method of accounting. The joint venture will lease the property on which the facility is being constructed from the Company. There were no other transactions between the Company and the venture during 1995.

INCOME TAXES:

    The provision for income taxes consisted of the following:

                                                                         1995       1994       1993
                                                                       ---------  ---------  ---------
                                                                               (IN THOUSANDS)
Taxes on income:
  Current:
    Federal..........................................................  $  18,510  $  10,108  $   5,399
    State............................................................      4,479      2,720        403
                                                                       ---------  ---------  ---------
                                                                          22,989     12,828      5,802
  Deferred...........................................................     (7,100)    (2,893)    (1,629)
                                                                       ---------  ---------  ---------
                                                                       $  15,889  $   9,935  $   4,173
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    The effective income tax rates for 1995, 1994 and 1993 are reconciled to the Federal statutory tax rate in the following table:

                                                                             1995         1994         1993
                                                                          -----------  -----------  -----------
Statutory Federal income tax rate.......................................       35.0%        35.0%        34.0%
Change in tax rate due to:
  Federal surtax........................................................      --           --             1.9
  Federal audit adjustment..............................................        2.5        --           --
  State taxes -- net of Federal tax effect..............................        5.0          5.3          4.7
  Penalties.............................................................      --           --             0.6
  Municipal bond interest...............................................       (7.8)        (4.8)       --
  Rate change impact on net deferred tax asset..........................      --            (1.4)       --
  Other -- net..........................................................        1.3          0.5         (1.2)
                                                                                ---          ---          ---
                                                                               36.0%        34.6%        40.0%
                                                                                ---          ---          ---
                                                                                ---          ---          ---

                            ACME METALS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Significant components of the Company's deferred tax liabilities and assets at December 31, 1995 and December 25, 1994 are summarized below:

                                                                                     1995       1994
                                                                                   ---------  ---------
                                                                                      (IN THOUSANDS)
DEFERRED TAX LIABILITIES
Property, plant and equipment....................................................  $  16,839  $  17,733
                                                                                   ---------  ---------
  Gross deferred tax liabilities.................................................     16,839     17,733
                                                                                   ---------  ---------
DEFERRED TAX ASSETS
Postretirement benefits other than pensions......................................     37,080     36,004
Pensions.........................................................................      6,523      3,308
Other employee benefits..........................................................      4,519      3,741
Inventories......................................................................      4,188      4,541
Interest expense.................................................................      6,135      1,591
Other liabilities................................................................      1,934      1,204
Other assets.....................................................................                   983
Miscellaneous....................................................................        369        398
                                                                                   ---------  ---------
  Gross deferred tax assets......................................................     60,748     51,770
                                                                                   ---------  ---------
    Net deferred tax asset.......................................................  $  43,909  $  34,037
                                                                                   ---------  ---------
                                                                                   ---------  ---------

    In 1995 and 1994, the change in the deferred tax asset primarily represents the effect of changes in the amounts of temporary differences from the prior year. In addition, based on the Company's expected future profitability, the net deferred tax asset was increased in 1994 recognizing the effect of legislation enacted during 1993 which increased the maximum corporate tax rate from 34 to 35 percent.

    The Company believes it is more likely than not to realize the net deferred tax asset and accordingly no valuation allowance has been provided. This conclusion is based on, (i) reversing deductible temporary differences (excluding postretirement benefit amounts) being offset by reversing taxable temporary differences, (ii) the extremely long period that is available to realize the future tax benefits associated with the postretirement related deductible temporary differences and, (iii) the Company's expected future profitability.

    Cash flows from operating activities were reduced by net cash paid for income taxes of $20.3 million, $12.3 million and $4.5 million during 1995, 1994 and 1993, respectively.

LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT:

    The Company's long-term debt at December 31, 1995 and December 25, 1994 is summarized as follows:

                                                                                   1995         1994
                                                                                -----------  -----------
                                                                                     (IN THOUSANDS)
Senior Secured Notes, 12.5%, due 2002.........................................  $   125,000  $   125,000
Senior Secured Discount Notes, 13.5%, due 2004................................       95,831       84,055
Term loan, three month LIBOR plus 400 basis points (9.9375% at December 31,
 1995), due 1998-2001.........................................................       50,000       50,000
Notes payable, 6.5% to 6.75%, due 1998-2008...................................        6,000        6,000
                                                                                -----------  -----------
                                                                                $   276,831  $   265,055
                                                                                -----------  -----------
                                                                                -----------  -----------

    During 1994, the Company issued long-term debt in the form of Senior Secured Notes, Senior Secured Discount Notes and a Term Loan for gross cash proceeds of $255 million in connection with

                            ACME METALS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the financing of the Project. The gross proceeds were reduced by debt issuance costs of $14.3 million which are being amortized over the lives of the respective bond issues and the term loan. During 1995 and 1994 the Company amortized deferred debt issuance costs of $1.9 million and $0.7 million, respectively, a portion of which has been capitalized in construction in progress, Modernization and Expansion Project.

    Coincident with the issuance of new debt, the Company prepaid the total principal remaining on the previously existing Senior Notes of $50 million and incurred approximately $3 million ($1.8 million after-tax) in prepayment penalties which are shown as an extraordinary expense item, net of taxes, in the Consolidated Statements of Operations.

SENIOR SECURED NOTES

    The Senior Secured Notes were issued for $125 million, bearing 12.5 percent interest due in 2002. The Senior Secured Notes may be redeemed at the option of the Company, in whole, or in part on or after August 1, 1998 at fixed redemption prices, together with accrued and unpaid interest to the redemption date.

SENIOR SECURED DISCOUNT NOTES

    The Senior Secured Discount Notes provided gross proceeds of $80 million and mature in 2004, which will yield 13.5 percent and accrete to an aggregate principal amount of $117.9 million on August 1, 1997. During 1995, the Senior Secured Discount Notes accreted from a value of $84.1 million, at December 25, 1994, to a value of $95.8 million at December 31, 1995. The Senior Secured Discount Notes may be redeemed at the option of the Company in whole or in part, on or after August 1, 1999, at fixed redemption prices, together with accrued and unpaid interest to the redemption date.

TERM LOAN

    The Term Loan provided gross proceeds of $50 million and matures on a graduated schedule beginning in 1998, and may be redeemed at par, in whole or in part, by the Company on the last day of any quarterly interest period. The Term Loan bears interest at 400 basis points above the three month LIBOR rate. At December 31, 1995, the interest rate in effect was 9.9375 percent. In 1995 the Company entered into an agreement to cap the total interest rate at 12.5 percent for the period May 2, 1996 to November 2, 1997.

WORKING CAPITAL FACILITY

    The Company has a Working Capital Facility agreement with a group of banks which provides aggregate commitments of $80 million secured by the inventories and accounts receivable of the Company's subsidiaries of which approximately $76 million is available for borrowing at December 31, 1995 as calculated under the borrowing base calculation. The Company is currently obligated to issue a letter of credit, totaling approximately $12 million, for deferred payments relating to the Modernization and Expansion Project. Issuance of such a letter of credit would reduce the borrowing base in 1996 and 1997 in the amounts equivalent to the outstanding balances of such deferred payments. The Working Capital Facility requires maintenance of minimum levels of: consolidated tangible net worth; consolidated ratio of current assets to current liabilities; consolidated ratio of funded indebtedness to capital; and consolidated cash flow ratio. No amounts were outstanding under the credit agreement during 1995 and 1994, and essentially all of the unused working capital facility remained available for the years then ended. The Company pays an annual commitment fee of one-half percent on the unused portion of the credit line. Interest on borrowings under the credit line are subject at the option of the Company to either LIBOR or the prime rate plus a factor, which varies subject to the term of the borrowing.

                            ACME METALS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The Company's obligations under the Senior Secured and Senior Secured Discount Notes and Term Loan are secured by a pledge of all capital stock of the Company's direct subsidiaries. The guarantee of the Notes and Term Loan by Acme Steel is secured by a first property lien on substantially all existing and future real property and equipment of Acme Steel, including all of the assets required in connection with the Modernization and Expansion Project. The guarantee of the Notes and Term Loan by Acme Packaging are secured by a pledge of all of the capital stock of its subsidiaries.

    The maturities during the five years ending December 27, 2000 are $4.3 million in 1998, $15.2 million in 1999, and $16.5 million in 2000. Cash flows from operating activities were reduced by cash paid for interest on debt of $21.6 million in 1995, $5.3 million in 1994 and $5.2 million in 1993.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS:

CASH AND CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND RESTRICTED CASH AND INVESTMENTS

    The carrying value of cash and cash equivalents, short-term investments and restricted cash and investments approximates fair value.

LONG-TERM DEBT

    The fair value of the Company's Senior Secured Notes and Senior Secured Discount Notes is determined by using the quoted market price at the end of the reporting period.

    The fair value of the Term Loan and Notes Payable are estimated by calculating the present value of the remaining interest and principal payments on the debt to maturity. The present value of the Term Loan and Notes Payable are calculated based upon a discount rate equal to the three month LIBOR rate plus 400 basis points at the end of each reporting period.

    The   following  table  presents  information  on  the  Company's  financial instruments:

                                                                          1995                      1994
                                                                ------------------------  ------------------------
                                                                 CARRYING                  CARRYING
                                                                  AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                                -----------  -----------  -----------  -----------
                                                                                  (IN THOUSANDS)
Cash and Cash Equivalents.....................................  $    53,043  $    53,000  $    76,639  $    76,639
Short-term Investments........................................       83,756       84,100       76,384       76,107
Restricted Cash and Investments...............................       50,305       50,300      201,397      201,204
Long-term debt
  - Senior Secured Notes......................................      125,000      127,500      125,000      121,250
  - Senior Secured Discount Notes.............................       95,831       99,100       84,055       80,211
  - Term Loan.................................................       50,000       50,000       50,000       50,000
  - Notes Payable.............................................        6,000        4,900        6,000        4,533

ISSUANCE OF COMMON STOCK:

    During 1994, the Company issued 5.6 million shares of $1 par value common stock in exchange for 5.6 million special warrants sold on March 2, 1994. The issue price of the special warrants was $21 providing gross proceeds to the Company of $117.6 million. The gross proceeds were reduced by related equity issuance costs of $6.8 million providing net equity proceeds of $110.8 million.

                            ACME METALS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    In addition, on September 23, 1994, Raytheon entered into an agreement with the Company to purchase 375,000 shares of its common stock for $24 per common share. The gross proceeds of $9 million were reduced by the related issuance costs of $0.5 million. The sale closed on October 7, 1994. These common shares have not been registered.

COMMON STOCK:

    The Company has a stock incentive program which provides, among other benefits, for the granting of stock options and stock awards to officers and key employees. Stock options for the Company's common stock are granted at prices not less than the market price at date of grant and no option may be exercised more than ten years from the grant date.

    Information regarding stock options is summarized below:

                                                    OPTION
                                                    SHARES   PER SHARE OPTION PRICE
                                                   --------  ----------------------
OUTSTANDING AT DECEMBER 27, 1992.................   576,975
Granted..........................................    88,500  $  14.50
Exercised........................................   (39,450) $  8.375   --  $ 17.00
Canceled.........................................   (17,675) $ 13.563   --  $ 24.25
                                                   --------
OUTSTANDING AT DECEMBER 26, 1993.................   608,350
Granted..........................................    83,500  $ 23.875
Exercised........................................  (165,400) $  8.375   --  $ 24.25
Canceled.........................................    (5,750) $ 17.875   --  $ 24.25
                                                   --------
OUTSTANDING AT DECEMBER 25, 1994.................   520,700
Granted..........................................   108,500  $ 16.875   --  $18.375
Exercised........................................    (7,600) $13.5625   --  $ 14.50
Canceled.........................................   (14,650) $ 16.875   --  $ 24.25
                                                   --------
OUTSTANDING AT DECEMBER 31, 1995.................   606,950
                                                   --------
                                                   --------

    At December 31, 1995 and December 25, 1994, 466,450 and 394,450 options were exercisable, respectively. Options vest over a two year period.

    Stock awards granted in 1995 totaled 22,700 shares at a value of either $17.25 or $18.375 per share, depending on the grant date. Stock awards granted in 1994 totaled 13,000 shares at a value of either $23.19 or $22.88 per share depending on the grant date. Stock awards granted in 1993 totaled 15,400 shares at a value of either $16.00 or $16.75 per share depending on the grant date. The compensation expense for the value of stock awards granted is generally recognized ratably over the vesting period of 5 years. The compensation expense for 4,200 stock awards granted in 1995 will be recognized ratably over their vesting period of 3 years.

    Remaining shares available for grant under the Company's stock incentive program were 337,600 and 466,500 at December 31, 1995 and December 25, 1994, respectively.

COMMITMENTS AND CONTINGENCIES:

    The Company's interest in an iron ore mining joint venture requires payment of its proportionate share of all fixed operating costs, regardless of the quantity of ore received, plus the variable operating costs of minimum ore production for the Company's account. Normally, the Company reimburses the joint venture for these costs through its purchase of ore. During 1995, the Company obtained approximately 47 percent of its iron ore needs from the joint venture.

    During 1994, the Company entered into a turnkey contract with Raytheon Engineers & Constructors, Inc. ("Raytheon") to build the Modernization and Expansion Project at its steel making

                            ACME METALS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) facilities located in Riverdale, Illinois. Based on the turnkey contract without taking into account financing costs, internally generated costs directly related to the project or additional changes that may be requested by Acme during construction, management estimates the cost of the Modernization and Expansion Project, including ancillary facilities, construction, general contractor fees and certain other project costs that will be paid by the Company will approximate $392 million.

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

    In those cases where the Company has been identified as a Potentially Responsible Party ("PRP") or is otherwise made aware of a possible exposure to incur costs associated with an environmental matter, management determines (i) whether, in fact, the Company has been properly named or is otherwise obligated,
(ii) the extent to which the Company may be responsible for costs associated with the site in question, (iii) an assessment as to whether another party may be responsible under various indemnification agreements or insurance policies the Company is a party to, and (iv) an estimate, if one can be made, of the costs associated with the clean-up efforts or settlement costs. It is the Company's policy to make provisions for environmental clean-up costs at the time that a reasonable estimate can be made. At December 31, 1995 and 1994, the Company had recorded reserves of approximately $0.3 million, for environmental clean-up matters. While it is not possible to predict the ultimate costs of resolving environmental related issues facing the Company, based upon information currently available, they are not expected to have a material effect on the consolidated financial condition or results of operations of the Company.

    In connection with the Spin-Off from The Interlake Corporation ("Interlake") on May 29, 1986, Acme Steel Company (a subsidiary of the Company) entered into certain indemnification agreements with Interlake. Pursuant to the terms of the indemnification agreements, Interlake undertook to defend, indemnify and hold Acme Steel Company harmless from any claims, as defined, relating to Acme Steel Company operations or predecessor operations occurring before May 29, 1986, the inception of Acme Steel Company. The indemnification agreements cover certain environmental matters including certain litigation and Superfund sites in Duluth, Minnesota and Gary, Indiana for which either Interlake or Acme Steel Company's predecessor operations have been named as defendants or PRP's, as applicable. To date, Interlake has met its obligations under the indemnification agreements and has provided the defense and paid all costs related to these environmental matters. The Company

                            ACME METALS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) does not have sufficient information to determine the potential liability, if any, for the matters covered by the indemnification agreements in the event Interlake fails to meet its obligations thereunder in the future. In the event that Interlake, for any reason, was unable to fulfill its obligations under the indemnification agreements, the Company could have increased future obligations which could be significant.

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

    The Steel Fabricating Segment processes and distributes steel strapping, strapping tools and industrial packaging (Acme Packaging Corporation), welded steel tubing (Alpha Tube Corporation) and auto and light truck jacks (Universal Tool & Stamping Co., Inc.). The Steel Fabricating Segment sells to a number of markets.

    All sales between segments are recorded at current market prices. Income from operations consists of total sales less operating expenses. Operating expenses include an allocation of expenses incurred at the Corporate Office that are considered by the Company to be operating expenses of the segments rather than general corporate expenses. Income from operations does not include other non-operating income or expense, interest income or expense, income taxes, or extraordinary items. Identifiable assets are those that are associated with each business segment. Corporate assets are principally cash and cash equivalents, short-term investments and restricted cash, other investments and deferred income tax assets.

    The products and services of the Steel Making and Steel Fabricating Segments are distributed through their own respective sales organizations which have sales offices at various locations in the United States. Export sales are insignificant for the years presented.

                              SEGMENT INFORMATION
                                 (IN THOUSANDS)

                                             1995        1994          1993
                                           ---------  -----------   -----------
Net Sales
  Steel Making
    Sales to unaffiliated customers......  $ 234,903  $  231,224    $  187,750
    Intersegment sales...................    121,929     118,196       116,094
                                           ---------  -----------   -----------
                                             356,832     349,420       303,844
  Steel Fabricating
    Sales to unaffiliated customers......    286,716     291,655       269,656
    Intersegment sales...................      1,703       1,806         1,873
                                           ---------  -----------   -----------
                                             288,419     293,461       271,529
    Eliminations.........................   (123,632)   (120,001)     (117,967)
                                           ---------  -----------   -----------
    Total................................  $ 521,619  $  522,880    $  457,406
                                           ---------  -----------   -----------
                                           ---------  -----------   -----------
Income from Operations
  Steel Making...........................  $  28,461  $   14,536(1) $      736(2)
  Steel Fabricating......................     20,351      19,044        11,929(3)
                                           ---------  -----------   -----------
    Total................................  $  48,812  $   33,580    $   12,665
                                           ---------  -----------   -----------
                                           ---------  -----------   -----------
Identifiable Assets
  Steel Making...........................  $ 495,338  $  248,876    $  203,366
  Steel Fabricating......................    115,332     105,699       108,254
  Corporate..............................    144,073     327,755        22,249
                                           ---------  -----------   -----------
    Total................................  $ 754,743  $  682,330    $  333,869
                                           ---------  -----------   -----------
                                           ---------  -----------   -----------
Depreciation
  Steel Making...........................  $   9,749  $   11,753    $   11,285
  Steel Fabricating......................      3,747       3,696         3,842
  Corporate..............................        117          65           107
                                           ---------  -----------   -----------
    Total................................  $  13,613  $   15,514    $   15,234
                                           ---------  -----------   -----------
                                           ---------  -----------   -----------
Capital Expenditures
  Steel Making...........................  $ 238,177  $   53,205    $    9,368
  Steel Fabricating......................      6,078       3,076         2,283
  Corporate..............................        119          58            98
                                           ---------  -----------   -----------
    Total................................  $ 244,374  $   56,339    $   11,749
                                           ---------  -----------   -----------
                                           ---------  -----------   -----------
Flat-rolled Steel Shipments (in tons)....    619,052     675,430       659,736
                                           ---------  -----------   -----------
                                           ---------  -----------   -----------

------------------------
(1) Includes a $9.5 million nonrecurring charge to recognize asset impairment costs and contractual employee reduction costs related to construction of the Modernization and Expansion Project.

(2) Includes a $1.3 million write off of Acme Steel Company's No. 3 Hot Strip Mill and Billet Mill.

(3) Includes a $0.6 million expense to close Acme Packaging's Pittsburg- East facility in California and to write-off of a strapping line at its New Britain, Connecticut facility.

                         QUARTERLY RESULTS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           FIRST     SECOND    THIRD     FOURTH
                                          QUARTER   QUARTER   QUARTER   QUARTER
--------------------------------------------------------------------------------

1995
  Net Sales.............................  $131,548  $136,171  $122,211  $131,689
  Gross profit..........................    23,132    25,140    17,911    18,265
  Net income............................     8,046     8,781     5,256     6,163
  Net income per share..................  $   0.69  $   0.75  $   0.45  $   0.53
--------------------------------------------------------------------------------
1994
  Net Sales.............................  $123,560  $132,863  $123,142  $143,315
  Gross profit..........................    13,519    19,617    18,141    25,011
  Net income (loss).....................     3,598     6,856    (1,019)    7,536
  Net income (loss) per share...........  $   0.64  $   1.20  $  (0.12) $   0.65
  Net income before extraordinary
   item.................................                      $    768
  Net income per share before
   extraordinary item...................                      $   0.09
--------------------------------------------------------------------------------
1993
  Net sales.............................  $107,863  $117,169  $111,919  $120,455
  Gross profit..........................     7,518    11,670     9,206    16,829
  Net income............................       114     2,056       115     3,974
  Net income per share..................  $   0.02  $   0.38  $   0.02  $   0.73
--------------------------------------------------------------------------------

    The first quarter of 1995 includes a $1.6 million gain on the sale of the Company's interest in the LAS Virginia Properties.

    The third quarter of 1994 includes a $9.5 million nonrecurring charge to address the impairment of existing steel making facilities and contractual employee costs related to construction and commissioning of the Modernization and Expansion Project. In addition, the third quarter also includes a $1.8 million extraordinary expense item resulting from prepayment of previously existing senior notes.

    The fourth quarter of 1993 includes a $1.2 million benefit related to Acme's investment in Wabush Mines, a $1.3 million expense to write-off the Steel Subsidiary's No. 3 Hot Strip Mill and Billet Mill and $0.6 million of expense associated with the closure of the Packaging subsidiary's Pittsburg-East facility in California and the write-off of a strapping line at the Packaging subsidiary's New Britain, Connecticut facility.

        SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                              ADDITIONS
                                                       ------------------------
                                          BALANCE AT   CHARGED TO   CHARGED TO                  BALANCE
                                          BEGINNING    COSTS AND       OTHER                    AT END
FISCAL YEAR                                OF YEAR      EXPENSES     ACCOUNTS     DEDUCTIONS    OF YEAR
                                          ----------   ----------   -----------   -----------   -------
1995
  Allowance for doubtful accounts
   receivable...........................    $1,301        $123        $ 60(a)      $ (149)(b)   $ 1,335
                                          ----------     -----       -----        -----------   -------
                                          ----------     -----       -----        -----------   -------
1994
  Allowance for doubtful accounts
   receivable...........................    $1,155        $541        $240(a)      $ (635)(b)   $ 1,301
                                          ----------     -----       -----        -----------   -------
                                          ----------     -----       -----        -----------   -------
1993
  Allowance for doubtful accounts
   receivable...........................    $1,081        $240        $232(a)      $ (398)(b)   $ 1,155
                                          ----------     -----       -----        -----------   -------
                                          ----------     -----       -----        -----------   -------

------------------------
(a) Consists principally of recoveries of accounts charged off in prior years.

(b) Uncollectible accounts charged off.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 33-17235, 33-19437, and 33-30841) and in the Registration Statements on Form S-8 (Nos. 33-38747 and 33-59627) of Acme Metals Incorporated of our report dated January 25, 1996 appearing on page 36 in this Annual Report on Form 10-K.

/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP

Chicago, Illinois
March 22, 1996