Form 10-Q
period 1996-03-31
ACME METALS INC /DE/
filed 1996-05-15
CIK 883702

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996 or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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




                                 (708) 849-2500
              (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes  /X/    No
                            -----      ----


Number of shares of Common Stock outstanding as of April 29, 1996, 11,584,877.

                        PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS



                            ACME METALS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                           (Unaudited)
                                                                             March 31,    December 31,
                                                                               1996           1995
                                                                            ---------      ---------
                                             ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                  $  100,010      $  53,043
   Short term investments                                                      43,229         83,756
   Receivables, less allowances of $1,367 in 1996 and $1,335 in 1995           55,421         55,344
   Inventories                                                                 45,794         51,932
   Deferred income taxes                                                       12,857         12,857
   Other current assets                                                         2,263          1,855
                                                                            ---------      ---------
      Total current assets                                                    259,574        258,787
                                                                            ---------      ---------

INVESTMENTS AND OTHER ASSETS:
   Investments in associated companies                                         17,632         16,112
   Restricted cash and investments                                                  -         50,305
   Other assets                                                                18,678         19,309
   Deferred income taxes                                                       31,052         31,052
                                                                            ---------      ---------
      Total investments and other assets                                       67,362        116,778
                                                                            ---------      ---------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment, at cost                                     373,478        372,959
   Construction in progress                                                   341,293        279,799
   Accumulated depreciation                                                  (276,880)      (273,580)
                                                                            ---------      ---------
      Total property, plant and equipment                                     437,891        379,178
                                                                            ---------      ---------
                                                                           $  764,827      $ 754,743
                                                                            ---------      ---------
                                                                            ---------      ---------

                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                         $  68,074      $  62,355
   Accrued expenses                                                            34,293         41,192
   Income taxes payable                                                         6,930          4,783
                                                                            ---------      ---------
      Total current liabilities                                               109,297        108,330
                                                                            ---------      ---------

LONG-TERM LIABILITIES:
   Long-term debt                                                             279,980        276,831
   Other long-term liabilities                                                 10,171         10,143
   Postretirement benefits other than pensions                                 88,267         86,856
   Retirement benefit plans                                                    25,566         24,472
                                                                            ---------      ---------
      Total long-term liabilities                                             403,984        398,302
                                                                            ---------      ---------

Commitments and contingencies (see note titled COMMITMENTS AND
      CONTINGENCIES)
SHAREHOLDERS' EQUITY:
   Preferred stock, $1 par value, 2,000,000 shares authorized, no shares issued Common stock, $1 par value, 20,000,000 shares authorized,
     11,584,877 and 11,579,768 shares issued in 1996 and 1995, respectively      11,585         11,580
   Additional paid-in capital                                                 164,981        164,987
   Retained earnings                                                           99,401         95,965
   Minimum pension liability adjustment                                       (24,421)       (24,421)
                                                                            ---------      ---------
      Total shareholders' equity                                              251,546        248,111
                                                                            ---------      ---------
                                                                           $  764,827      $ 754,743
                                                                            ---------      ---------
                                                                            ---------      ---------


    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                 For The Three Months Ended
                                                 --------------------------
                                                  March 31,      March 26,
                                                      1996           1995
                                                  ----------     ----------
NET SALES                                         $  125,865     $  131,548

COSTS AND EXPENSES:
   Cost of products sold                             108,245        104,449
   Depreciation expense                                3,175          3,967
                                                  ----------     ----------
Gross profit                                          14,445         23,132
   Training and start-up - Modernization Project       1,465              -
   Selling and administrative expense                  8,680          8,822
                                                  ----------     ----------
Operating income                                       4,300         14,310

NON-OPERATING INCOME (EXPENSE):
   Interest expense                                     (648)        (7,340)
   Interest income                                     2,187          3,841
   Other - net                                          (112)         1,761
                                                  ----------     ----------

Income before income taxes                             5,727         12,572
Income tax provision                                   2,291          4,526
                                                  ----------     ----------

Net income                                        $    3,436     $    8,046
                                                  ----------     ----------
                                                  ----------     ----------

PER COMMON SHARE:

   Net income                                     $     0.30     $     0.69
                                                  ----------     ----------
                                                  ----------     ----------


    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                              For The Three Months Ended
                                                              --------------------------
                                                              March 31,      March 26,
                                                                1996           1995
                                                              --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $   3,436      $   8,046
   ADJUSTMENTS TO RECONCILE NET INCOME TO
       NET CASH PROVIDED BY OPERATING ACTIVITIES:
          Depreciation                                           3,385          4,114
          Accretion of Senior Discount Note                      3,149          2,803
          CHANGE IN CURRENT ASSETS AND LIABILITIES:
             Receivables                                           (77)        (1,257)
             Inventories                                         6,138         (2,773)
             Accounts payable                                   (9,618)        (1,621)
             Other current accounts                             (5,134)         1,116
          Other, net                                             1,714          1,292
                                                              --------       --------
   Net cash provided by operating activities                     2,993         11,720
                                                              --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                     (19,033)      (135,240)
   Sales and/or maturities of investments                      109,865        108,607
   Reclass   of restricted cash                                      -         40,198
   Capital expenditures                                         (3,562)        (1,845)
   Capital expenditures - Modernization Project                (43,295)        (2,008)
                                                              --------       --------
   Net cash provided by investing activities                    43,975          9,712
                                                              --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Other                                                            (1)           439
                                                              --------       --------
   Net cash (used for) provided by financing activities             (1)           439
                                                              --------       --------
   Net increase in cash and cash equivalents                    46,967         21,871
   Cash and cash equivalents at beginning of period             53,043         76,639
                                                              --------       --------
   Cash and cash equivalents at end of period                $ 100,010      $  98,510
                                                              --------       --------
                                                              --------       --------



    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF PRESENTATION:

The accompanying financial statements for the periods ended March 31, 1996 and March 26, 1995 are unaudited. The statements should be read in conjunction with the audited financial statements included in the Company's 1995 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. The financial statements have been subjected to a limited review by Price Waterhouse LLP, the Company's independent accountants, whose report appears on page 10 of this filing. Such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of
Section 11 of such Act do not apply.

The Company's fiscal year ends on December 29, 1996 and will contain 52 weeks. First quarter results for 1996 and 1995 cover 13-week periods.


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

All sales between Segments are recorded at contractual prices determined on an annual basis. Income from operations consists of total sales less operating expenses. Operating expenses include an allocation of expenses incurred at the Corporate Office that are considered by the Company to be operating expenses of the Segments rather than general corporate expenses. Income from operations does not include other non-operating income or expense, interest income or expense, or income taxes.

The products and services of the Steel Making and Steel Fabricating Segments are distributed through their own respective sales organizations which have sales offices at various locations in the United States. Export sales are insignificant.

                            ACME METALS INCORPORATED

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



                                                     March 31,    March 26,
                                                       1996          1995
                                                     ---------    --------
                                                        (in thousands)
  Net Sales
    Steel Making:
      Sales to unaffiliated customers              $  57,714       $  60,274
      Intersegment sales                              28,769          29,559
                                                   ---------        --------
                                                      86,483          89,833
  Steel Fabricating:
      Sales to unaffiliated customers                 68,151          71,302
      Intersegment sales                                 422             430
                                                   ---------        --------
                                                      68,573          71,732
      Eliminations                                   (29,191)        (30,017)
                                                   ---------        --------
    Total                                          $ 125,865        $131,548
                                                   ---------        --------
                                                   ---------        --------
  Income from Operations
      Steel Making                                 $     294        $  7,904
      Steel Fabricating                                4,006           6,406
                                                   ---------        --------
    Total                                          $   4,300        $ 14,310
                                                   ---------        --------
                                                   ---------        --------

  Depreciation
      Steel Making                                 $   2,341        $  3,132
      Steel Fabricating                                  963             953
      Corporate                                           81              29
                                                   ---------        --------
    Total                                          $   3,385        $  4,114
                                                   ---------        --------
                                                   ---------        --------

  Capital Expenditures
      Steel Making                                 $  61,230        $ 43,566
      Steel Fabricating                                  952             402
      Corporate                                           10              68
                                                   ---------        --------
    Total                                          $  62,192        $ 44,036
                                                   ---------        --------
                                                   ---------        --------

  Steel Shipments (in tons)                          156,421         170,741
                                                   ---------        --------
                                                   ---------        --------

PER SHARE DATA:

Per share amounts for 1996 and 1995 are based on the weighted average number of common and dilutive common equivalent shares outstanding during the three-month period (11,607,211 in 1996 and 11,643,406 in 1995).

                            ACME METALS INCORPORATED

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


INVENTORIES:

Inventories are summarized as follows:

                                               March 31,         December 31,
                                                 1996               1995
                                               ---------         ------------
                                                     (in thousands)

       Raw materials                           $   4,841          $   8,397
       Semi-finished and finished products        34,027             36,339
       Supplies                                    6,926              7,196
                                               ---------           --------
                                               $  45,794          $  51,932
                                               ---------           --------
                                               ---------           --------


PROPERTY, PLANT AND EQUIPMENT:

The Company capitalized expenditures related to the construction of the Modernization and Expansion Project (the "Project") totaling $319.9 million at March 31, 1996. The capitalized expenditures are comprised of $287.1 million of cash and accrued payments to Raytheon Engineers & Constructors Inc., the general contractor, $24.9 million of related capitalized interest, and $7.9 million of other costs related directly to the construction of the Project. Cash and accrued payments to the general contractor at March 31, 1996 and December 31, 1995 include accounts payable of $34.2 million and $18.9 million, respectively. Due to the non-cash nature of such payables at each date they have been excluded from the Statements of Cash Flows.

CASH FLOWS:

Cash payments for interest expense were $9.1 million in the first quarter of 1996, as compared to $8.6 million in 1995 for the same period. In the first quarter of 1995, cash flows from investing activities were increased by a release of $40.2 million of non-current restricted cash to cash and cash equivalents. The restricted cash was reclassified to recognize an amount currently owed to the general contractor. Due to the non-cash nature of this capital expenditure it has been excluded from Statements of Cash Flows. Cash transactions relating to the first quarter of 1996 for the Modernization Project are discussed in Property, Plant and Equipment footnote. In addition, during the first quarter of 1996, the Company made a cash contribution of $1.5 million to the steel processing joint venture. At March 31, 1996 the Company had contributed a total of $3.3 million to the same joint venture.

COMMITMENTS AND CONTINGENCIES:

The Company's interest in an iron ore mining joint venture requires payment of its proportionate share of all fixed operating costs, regardless of the quantity of ore received, plus the variable operating costs of minimum ore production for the Company's account. Normally, the Company reimburses the joint venture for these costs through its purchase of ore.

                            ACME METALS INCORPORATED

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

During 1994, the Company entered into a turnkey contract with Raytheon
Engineers & Constructors, Inc. ("Raytheon") to build the Modernization and Expansion Project at its steel making facilities located in Riverdale, Illinois. Based on the turnkey contract without taking into account financing costs, internally generated costs directly related to the project or additional changes that may be requested by Acme during construction, management estimates the cost of the Modernization and Expansion Project, including ancillary facilities, construction, general contractor fees and certain other project costs that will be paid by the Company will approximate $392 million.

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

In those cases where the Company has been identified as a Potentially Responsible Party ("PRP") or is otherwise made aware of a possible exposure to incur costs associated with an environmental matter, management determines
(i) whether, in fact, the Company has been properly named or is otherwise obligated, (ii) the extent to which the Company may be responsible for costs associated with the site in question, (iii) an assessment as to whether another party may be responsible under various indemnification agreements or insurance policies the Company is a party to, and (iv) an estimate, if one can be made, of the costs associated with the clean-up efforts or settlement costs. It is the Company's policy to make provisions for environmental clean-up costs at the time that a reasonable estimate can be made. At March 31, 1996 and December 31, 1995, the Company had recorded reserves of approximately $0.3 million for environmental clean-up matters. While it is not possible to predict the ultimate costs of resolving environmental related issues facing the Company, based upon information

                            ACME METALS INCORPORATED

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

currently available, they are not expected to have a material effect on the consolidated financial condition or results of operations of the Company.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Shareholders of
Acme Metals Incorporated


We have reviewed the accompanying consolidated balance sheet as of March 31, 1996 and the consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and March 26, 1995 (the "consolidated financial information") of Acme Metals Incorporated and its subsidiaries. This consolidated financial information is the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations, of shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 25, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/ Price Waterhouse LLP


Price Waterhouse LLP
Chicago, Illinois
April 25, 1996

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS


                                                 For the Three Months Ended                    For the Years Ended
                                                 --------------------------                    -------------------
                                                March 31,           March 26,     December 31,   December 25,    December 26,
                                                  1996                1995           1995           1994            1993
                                                ---------           ---------     ------------   -------------   -------------
NET SALES                                         100.0%              100.0%         100.0%         100.0%         100.0%
                                                  -----               -----          -----          -----          -----
COSTS AND EXPENSES:
  Cost of products sold                            86.0                79.4           81.3           82.5           86.9
  Depreciation expense                              2.5                 3.0            2.5            2.9            3.2
                                                  -----               -----          -----          -----          -----
Gross profit                                       11.5                17.6           16.2           14.6            9.9
  Training/start-up-Modernization Project           1.2
  Selling and administrative expense                6.9                 6.7            6.8            6.4            6.7
  Restructuring/Nonrecurring charge                 0.0                 0.0            0.0            1.8            0.4
                                                  -----               -----          -----          -----          -----
Operating income                                    3.4                10.9            9.4            6.4            2.8
  Interest income (expense) net                     1.1                (5.6)          (1.3)          (1.2)          (0.9)
  Other non-operating income, net                   0.0                 4.2            0.3            0.3            0.1
  Unusual income items                              0.0                 0.0            0.0            0.0            0.3
Income tax provision                                1.8                 3.4            3.0            1.9            0.9
                                                  -----               -----          -----          -----          -----
Net income before extraordinary item                2.7                 6.1            5.4            3.6            1.4
  Extraordinary item, net of taxes                  0.0                 0.0            0.0           (0.3)           0.0
                                                  -----               -----          -----          -----          -----
Net income                                          2.7%                6.1%           5.4%           3.3%           1.4%
                                                  -----               -----          -----          -----          -----
                                                  -----               -----          -----          -----          -----

FIRST QUARTER 1996 COMPARED WITH FIRST QUARTER 1995

     NET SALES. Consolidated net sales of $125.9 million in the first quarter of 1996 were $5.7 million, or 4 percent lower than the first quarter 1995 net sales. A 3.7 percent decrease in selling prices reduced sales by $4.8 million along with lower shipments totaling $0.9 million. The first quarter of 1996 includes increased shipments of iron and semi-finished products equaling $4.6 million over 1995's first quarter.

     STEEL MAKING SEGMENT. Net sales for the Steel Making Segment were $86.5 million in the first quarter of 1996, a $3.4 million, or 4 percent, decline over last year's comparable period. Sales to unaffiliated customers decreased 4 percent, to $57.7 million and intersegment sales of $28.8 million were 3 percent lower than in the first quarter of 1995. The decrease in the Steel Making Segment's net sales was largely the result of a 2 percent decrease in average selling prices, while a decrease in flat-rolled shipment volume was partially offset by the increased sale of iron and semi-finished products.

     STEEL FABRICATING SEGMENT. The Steel Fabricating Segment net sales of $68.6 million in the first quarter of 1996 were $3.2 million, or 4 percent lower than the comparable period in the prior year. A decrease in selling prices primarily at Alpha Tube combined with lower shipments at Universal Tool accounted for the majority of the decline.

     GROSS PROFIT. The gross profit margin for the first quarter of 1996 of $14.4 million was $8.7 million lower than the margin recorded during last year's comparable period. The substantial decrease in margin was due partially to lower average selling prices for steel and tube products. Operating costs were also significantly higher in the first quarter of 1996 mostly due to the higher raw material, natural gas and other conversion costs at the Steel Making Segment. The gross profit, as a percentage of sales, was 11.5 percent in the first quarter of 1996 versus 17.6 percent in the first quarter of 1995.

     SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense was $8.7 million and $8.8 million for the first quarters of 1996 and 1995, respectively. Selling and administrative expenses represented 6.9 percent of net sales in 1996 versus 6.7 percent in 1995.

     OPERATING INCOME. Operating income for the Company for the first quarter of 1996 was $4.3 million as compared to operating income of $14.3 million in the first quarter of 1995.

     STEEL MAKING SEGMENT. The Steel Making Segment earned $0.3 million from operations in the first quarter of 1996 down $7.6 million from 1995. The significant decline in earnings was driven by a 2 percent decrease in flat-rolled average selling prices and decreased flat-rolled shipments of approximately 14,300 tons. Also reducing results in the first quarter of 1996 were sharply higher operating costs, principally relating to increased natural gas and iron ore costs along with higher maintenance and other conversion costs. Finally, employee training costs to prepare for start-up of the Modernization and Expansion Project decreased income from operations by $1.5 million as compared to 1995's first quarter. Flat-rolled shipments to external customers were 8 percent lower than last year's comparable period, while shipments to the Steel Fabricating Segment were approximately 3,300 tons, or 5 percent, lower than in the first quarter of 1995. Approximately 65 percent of shipments and gross profit in 1996 was attributable to external customers while the remainder was generated by sales to the Steel Fabricating Segment.

     STEEL FABRICATING SEGMENT. The Steel Fabricating Segment's operating income of $4.0 million for the first quarter of 1996 was $2.4 million lower than in last year's comparable period, resulting primarily from increased costs in the form of higher flat-rolled steel prices and higher production costs for Acme Packaging.

     INTEREST INCOME/EXPENSE. Interest income for the first quarter of 1996 totaled $2.2 million, falling below the first quarter of 1995 by $1.7 million. The decrease in interest income is the result of reduced on-hand cash and investment balances due to progress payments for the construction of the Modernization and Expansion Project. Interest expense of $0.6 million for the first quarter of 1996 was below the same period for the prior year by $6.8 million arising from the increased capitalization of interest cost due to the increased investment in the Modernization and Expansion Project. In the first quarter of 1996 and 1995, interest costs of $8.3 million and $1.5 million, respectively, were capitalized as part of the Project.

     NON-OPERATING INCOME/EXPENSE. Non-operating expense in the first quarter of 1996 was $0.1 million, which was $1.9 million lower than the income recorded in last year's comparable period. Non-operating income in the first quarter of 1995 included a $1.6 million gain on the sale of the Company's interest in a West Virginia coal producing property.

     INCOME TAX EXPENSE. Income tax expense in the first quarter of 1996 totaled $2.3 million based on an effective tax rate of 40 percent as compared to the $4.5 million in 1995's first quarter, based on a 36 percent effective tax rate.

     NET INCOME. The Company recorded earnings of $3.4 million, or $0.30 per share, in the first quarter of 1996 versus income of $8.0 million, or $0.69 per share, recorded in the first quarter of 1995. Per share amounts for 1996 and 1995 are based on weighted average number of common shares and dilutive common equivalent shares outstanding during the three month period (11,607,211 in 1996 and 11,643,406 in 1995).

  LIQUIDITY AND CAPITAL RESOURCES. At the end of the first quarter, the Company's cash and cash equivalents balance was $100.0 million, up $47 million from the December 31, 1995 balance. Working capital of $150.3 million at the end of the first quarter 1996, approximated the year-end 1995 balance. At March 31, 1996, the Company had total cash and cash equivalents and short term investments of $143.2 million.

Operating activities generated $3.0 million of cash in the quarter due to a combination of net income, an add-back of $3.4 million of non-cash depreciation, and $3.1 million of non-cash accretion which was partially offset by a decrease of $7.0 million resulting from changes in working capital and other non-current accounts. Investing activities increased cash $44.0 million as the sale of investments (net of purchases) of $90.9 million which was somewhat offset by $46.9 million of capital expenditures.

Capital expenditures were $62.2 million for the first quarter of 1996. Total capital expenditures for the Modernization and Expansion Project were $58.6 million which included $46.4 million for current amounts paid and owing the general contractor, capitalized interest of $8.3 million, and other costs totaling $3.9 million. The remaining $3.6 million of capital expenditures were primarily for the upgrade of the Company's management information systems and to a lesser extent the replacement and rehabilitation of various production facilities.

At March 31, 1996, the Company's long term indebtedness was $280 million. Long term debt increased $3.1 million in the first quarter of 1996 due to the accretion on Senior Secured Discount Notes. The Company also currently has an unused $80.0 million working capital facility of which, approximately $78.0 million is available at March 31, 1996 under the borrowing base calculation. At March 31, 1996 the Company's ratio of debt to capitalization was .53 to 1.

In the first quarter of 1996, the Company increased its investment in associated companies by $1.5 million. The funds were contributed to the steel processing joint venture which will provide processing capability for wider coils produced by the new continuous caster and hot strip mill. The total capital investment in the joint venture at March 31, 1996 was $3.3 million.

  SUBSEQUENT EVENT. On April 23, 1996 the Company sold $11.3 million of tax-exempt bonds. The Environmental Improvement Revenue bonds, which were issued at a price of 99.5, have an effective interest rate of 7.99 percent and mature in 29 years. The net proceeds of the bonds will reimburse the Company for funds expended for the acquisition, construction and installation of solid waster disposal facilities that are part of the Moderinations and Expansion Project. The bonds are secured by the Company's pledge of loan payments and an interest in the solid waste disposal facilities.

                         PART II.     OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The Company's 1996 Annual Meeting of Shareholders was held on April 25, 1996. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which are described in the Company's Proxy Statement dated March 26, 1996.

     1. The three nominees for election as Class I Directors listed in the Proxy Statement were elected:

              NAME                           VOTES FOR           VOTES WITHHELD
              ----                           ---------           --------------

          Allan L. Rayfield                  8,500,537               78,154
          L. Frederick Sutherland            8,505,668               73,023
          William R. Wilson                  8,502,168               76,523

     2. The proposal to ratify the appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year 1996 was passed. (8,538,970 votes FOR, 16,124 votes ABSTAINED, 23,597 votes AGAINST)

          Effective April 25, 1996, Mr. C. J. Gauthier and Mr. Julien L. McCall retired from the Board of Directors and Dr. Carol M. O'Cleireacain resigned from the Board of Directors.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibit 15 - Letter Regarding Unaudited Interim Financial Information
          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          1. Report on Form 8-K filed April 15, 1996 reported that Stephen D. Bennett, President of the Company, has been elected Chief Executive Officer.

          2. Report on Form 8-K filed April 23, 1996 reported the issuance of $11,345,000 of tax-exempt bonds.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ACME METALS INCORPORATED




Date:  May 14, 1996                By:   /s/ J. F. Williams
                                        ----------------------------------
                                        Jerry F. Williams
                                        Vice President - Finance
                                        and Administration and
                                        Chief Financial Officer
                                        (Principal Financial Officer)



                                   By:   /s/ G. J. Pritz
                                      --------------------------------------
                                        Gregory J. Pritz
                                        Controller
                                        (Principal Accounting Officer)