Form 10-Q
period 1996-06-30
ACME METALS INC /DE/
filed 1996-08-14
CIK 883702

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996 or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                          ___________________________


                         Commission file number 1-14378


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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes  __X__    No _____


Number of shares of Common Stock outstanding as of July 22, 1996, 11,609,702.

                       PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                            ACME METALS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                (Unaudited)
                                                                                  June 30,                December 31,
                                                                                    1996                      1995
                                                                               -------------             -------------
                                                          ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                  $      73,914             $     53,043
    Short term investments                                                            23,393                   83,756
    Receivables, less allowances of $1,408 in 1996 and $1,335 in 1995                 53,332                   55,344
    Inventories                                                                       46,266                   51,932
    Deferred income taxes                                                             12,857                   12,857
    Other current assets                                                               2,495                    1,855
                                                                               -------------             ------------
         Total current assets                                                        212,257                  258,787
                                                                               -------------             ------------
INVESTMENTS AND OTHER ASSETS:
    Investments in associated companies                                               17,862                   16,112
    Restricted cash and investments                                                       -                    50,305
    Other assets                                                                      18,471                   19,309
    Deferred income taxes                                                             31,052                   31,052
                                                                               -------------             ------------
         Total investments and other assets                                           67,385                  116,778
                                                                               -------------             ------------
PROPERTY, PLANT AND EQUIPMENT:
    Property, plant and equipment, at cost                                           373,582                  372,959
    Construction in progress                                                         394,732                  279,799
    Accumulated depreciation                                                        (280,234)                (273,580)
                                                                               -------------             ------------
         Total property, plant and equipment                                         488,080                  379,178
                                                                               -------------             ------------
                                                                               $     767,722             $    754,743
                                                                               =============             ============

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                           $      47,021             $     62,355
    Accrued expenses                                                                  39,229                   41,192
    Income taxes payable                                                               5,052                    4,783
                                                                               -------------             ------------
         Total current liabilities                                                    91,302                  108,330
                                                                               -------------             ------------
LONG-TERM LIABILITIES:
    Long-term debt                                                                   294,598                  276,831
    Other long-term liabilities                                                       10,524                   10,143
    Postretirement benefits other than pensions                                       89,786                   86,856
    Retirement benefit plans                                                          26,402                   24,472
                                                                               -------------             ------------
         Total long-term liabilities                                                 421,310                  398,302
                                                                               -------------             ------------
Commitments and contingencies (see note titled Commitments and
         Contingencies)
SHAREHOLDERS' EQUITY:
    Preferred stock, $1 par value, 2,000,000 shares authorized, no shares issued Common stock, $1 par value, 20,000,000 shares authorized, 11,609,702 and 11,579,768 shares issued in 1996
         and 1995, respectively                                                       11,610                   11,580
    Additional paid-in capital                                                       165,330                  164,987
    Retained earnings                                                                102,591                   95,965
    Minimum pension liability adjustment                                             (24,421)                 (24,421)
                                                                               -------------             ------------
         Total shareholders' equity                                                  255,110                  248,111
                                                                               -------------             ------------
                                                                               $     767,722             $    754,743
                                                                               =============             ============


    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                           For the Three Months Ended                   For the Six Months Ended
                                        --------------------------------           ---------------------------------
                                           June 30,           June 25,                June 30,           June 25,
                                             1996               1995                    1996               1995
                                        --------------     -------------           --------------     --------------

NET SALES                                $   127,268        $   136,171              $   253,133        $  267,719

COSTS AND EXPENSES:
    Cost of products sold                    109,891            106,943                  218,136           211,391
    Depreciation expense                       3,120              4,088                    6,295             8,055
                                         -----------        -----------              -----------        ----------
Gross profit                                  14,257             25,140                   28,702            48,273
    Training and start-up -
      Modernization Project                    1,686                 -                     3,151                -
    Selling and administrative expense         8,644              8,868                   17,324            17,691
                                         -----------        -----------              -----------        ----------
Operating income                               3,927             16,272                    8,227            30,582

NON-OPERATING INCOME (EXPENSE):
    Interest expense                            (289)            (6,372)                    (937)          (13,712)
    Interest income                            1,678              3,843                    3,865             7,684
    Other - net                                   -                 (23)                    (112)            1,738
                                         -----------        -----------              -----------        ----------
Income before income taxes                     5,316             13,720                   11,043            26,292
Income tax provision                           2,126              4,939                    4,417             9,465
                                         -----------        -----------              -----------        ----------
Net income                               $     3,190        $     8,781              $     6,626        $   16,827
                                         ===========        ===========              ===========        ==========
PER COMMON SHARE:

    Net Income                           $      0.27        $      0.75              $      0.57        $     1.44
                                         ===========        ===========              ===========        ==========




    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                                      For The Six Months Ended
                                                                                 -----------------------------------
                                                                                    June 30,             June 25,
                                                                                      1996                 1995
                                                                                 --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $    6,626           $   16,827
   ADJUSTMENTS TO RECONCILE NET INCOME  TO
      NET CASH PROVIDED BY OPERATING ACTIVITIES:
         Depreciation                                                                    6,738                8,330
         Accretion of Senior Discount Note                                               6,422                5,675
         CHANGE IN CURRENT ASSETS AND LIABILITIES:
          Receivables                                                                    2,012               (2,284)
          Inventories                                                                    5,666               (9,507)
          Accounts payable                                                              (9,668)               1,101
          Other current acconts                                                         (2,298)               1,123
         Other, net                                                                      4,653                3,360
                                                                                    ----------           ----------
   Net cash provided by operating activities                                            20,151               24,625
                                                                                    ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                                             (22,678)            (253,487)
   Sales and/or maturities of investments                                              133,346              261,303
   Reclass  of restricted cash                                                             -                 34,231
   Capital expenditures - Modernization Project                                       (112,442)             (60,024)
   Capital expenditures                                                                 (8,981)              (4,268)
                                                                                    ----------           ----------
   Net cash used for investing activities                                              (10,755)             (22,245)
                                                                                    ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of bonds, net of discount                                                   11,288                  -
   Debt issue costs                                                                       (186)                 -
   Other                                                                                   373                  406
                                                                                    ----------           ----------
   Net cash provided by financing activities                                            11,475                  406
                                                                                    ----------           ----------
   Net increase in cash and cash equivalents                                            20,871                2,786
   Cash and cash equivalents at beginning of period                                     53,043               76,639
                                                                                    ----------           ----------
   Cash and cash equivalents at end of period                                       $   73,914           $   79,425
                                                                                    ==========           ==========





    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF PRESENTATION:

The accompanying financial statements for the periods ended June 30, 1996 and June 25, 1995 are unaudited. The statements should be read in conjunction with the audited financial statements included in the Company's 1995 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such financial statements have been included. The financial statements have been subjected to a limited review by Price Waterhouse LLP, the Company's independent accountants, whose report appears on page 11 of this filing. Such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

The Company's fiscal year ends on December 29, 1996 and will contain 52 weeks. Second quarter results for 1996 and 1995 cover 13-week periods.


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

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


                                                            For The                         For The
                                                      Three Months Ended                Six Months Ended
                                                 ----------------------------     -----------------------------
                                                   June 30,        June 25,         June 30,         June 25,
                                                     1996            1995             1996             1995
                                                 ------------    ------------     ------------     ------------
                                                                         (in thousands)
  Net Sales
     Steel Making:
         Sales to unaffiliated customers          $    55,877      $   61,475      $   113,591      $   121,749
         Intersegment sales                            30,626          31,999           59,395           61,558
                                                  -----------      ----------      -----------      -----------
                                                       86,503          93,474          172,986          183,307
     Steel Fabricating:
         Sales to unaffiliated customers               71,391          74,728          139,542          146,002
         Intersegment sales                               277             378              699             836
                                                  -----------      ----------      -----------      -----------
                                                       71,668          75,106          140,241          146,838
         Eliminations                                 (30,903)        (32,409)         (60,094)         (62,426)
                                                  -----------      ----------      -----------      -----------
       Total                                      $   127,268      $  136,171      $   253,133      $   267,719
                                                  ===========      ==========      ===========      ===========
  Income from operations:
         Steel Making                             $    (2,370)     $   10,726      $    (2,076)     $    18,630
         Steel Fabricating                              6,297           5,546           10,303           11,952
                                                  -----------      ----------      -----------      -----------
       Total                                      $     3,927      $   16,272      $     8,227      $    30,582
                                                  ===========      ==========      ===========      ===========

  Depreciation:
         Steel Making                             $     2,302      $    3,250      $     4,643      $     6,382
         Steel Fabricating                                969             941            1,932            1,894
         Corporate                                         82              25              163               54
                                                  -----------      ----------      -----------      -----------
       Total                                      $     3,353      $    4,216      $     6,738      $     8,330
                                                  ===========      ==========      ===========      ===========

  Capital Expenditures:
         Steel Making                             $    52,195      $   53,759      $   113,425      $    97,325
         Steel Fabricating                              1,380             647            2,332            1,049
         Corporate                                         -               81               10              149
                                                  -----------      ----------      -----------      -----------
       Total                                      $    53,575      $   54,487      $   115,767      $    98,523
                                                  ===========      ==========      ===========      ===========
  Steel Shipments (in tons)                           156,696         159,230          313,117          329,971
                                                  ===========     ===========      ===========      ===========

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

INVENTORIES:

Inventories are summarized as follows:

                                                                    June 30,            December 31,
                                                                      1996                  1995
                                                                   ---------             ----------
                                                                            (in thousands)

      Raw materials                                                $    6,042            $    8,397
      Semi-finished and finished products                              33,088                36,339
      Supplies                                                          7,136                 7,196
                                                                   ----------            ----------
                                                                   $   46,266            $   51,932
                                                                   ==========            ==========

PROPERTY, PLANT AND EQUIPMENT:

The Company has capitalized expenditures related to the construction of the Modernization and Expansion Project (the "Project") totaling $368.2 million at June 30, 1996. The capitalized expenditures are comprised of $322.4 million of cash and accrued payments to Raytheon Engineers & Constructors Inc. ("Raytheon"), the general contractor, $33.9 million of related capitalized interest, and $11.9 million of other costs related directly to the construction of the Project. Accrued payments to the general contractor at June 30, 1996 and December 31, 1995 include accounts payable of $13.3 million and $18.9 million, respectively. Due to the non-cash nature of such payables at each date they have been excluded from the Statements of Cash Flows.

CASH FLOWS:

Cash payments for interest expense were $10.3 million during the first six months of 1996 and 1995. In the first half of 1995, cash flows from investing activities were increased by a release of $34.2 million of non-current restricted cash to cash and cash equivalents. The restricted cash was reclassified to recognize an amount currently owed to the general contractor. Due to the non-cash nature of this capital expenditure it has been excluded from Statements of Cash Flows. Cash transactions relating to the first half of 1996 for the Modernization Project are discussed in the Property, Plant and Equipment footnote. Also during the first half of 1996, the Company made additional cash contributions of $1.8 million to its steel processing joint venture. At June 30, 1996 the Company had contributed a total of $3.5 million to this joint venture.

LONG TERM DEBT:

On April 23, 1996 the Company sold $11.3 million of tax-exempt bonds. The Environmental Improvement Revenue bonds, which were issued at a price of 99.5, have an effective interest rate of 7.99 percent and mature in 29 years. The net proceeds of the bonds reimbursed the Company for funds expended for the acquisition, construction and installation of solid waste disposal facilities that are part of the Modernization and Expansion Project. The bonds are secured by the Company's pledge of loan payments and an interest in the solid waste disposal facilities.

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



COMMITMENTS AND CONTINGENCIES:

The Company's interest in an iron ore mining joint venture requires payment of its proportionate share of all fixed operating costs, regardless of the quantity of ore received, plus the variable operating costs of minimum ore production for the Company's account. Normally, the Company reimburses the joint venture for these costs through its purchase of ore.

During 1994, the Company entered into a turnkey contract with Raytheon to construct a new facility in conjunction with its Modernization and Expansion Project at its steel making facilities located in Riverdale, Illinois. Based on the turnkey contract without taking into account financing costs, internally generated costs directly related to the project or additional changes that may be requested by Acme during construction, management estimates the cost of the Modernization and Expansion Project, including ancillary facilities, construction, general contractor fees and certain other project costs that will be paid by the Company will approximate $392 million.

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

Although management believes it will be required to make further substantial expenditures for pollution abatement facilities in future years, because of the continuous revision of these regulatory and statutory requirements, the Company is not able to reasonably estimate the specific pollution abatement requirements or the amount or timing of such expenditures to maintain compliance with these environmental laws. While such expenditures in future years may be substantial, management does not presently expect they will have a material adverse effect on the Company's future ability to compete within its markets.

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

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


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

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


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

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Shareholders of
Acme Metals Incorporated


We have reviewed the accompanying consolidated balance sheet as of June 30, 1996, the consolidated statements of operations for the three-month and six-month periods ended June 30, 1996 and June 25, 1995, and the consolidated statements of cash flows for the six-month periods ended June 30, 1996 and June 25, 1995 (the "consolidated financial information") of Acme Metals Incorporated and its subsidiaries. This consolidated financial information is the responsibility of the Company's management.

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




/s/ Price Waterhouse LLP

Price Waterhouse LLP
Chicago, Illinois
July 19, 1996

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                             For the Six Months Ended                For the Years Ended
                                             ------------------------                -------------------
                                              June 30,      June 25,     December 31,    December 25,   December 26,
                                                1996          1995          1995            1994            1993
                                              --------      --------     ------------    ------------   ------------
 NET SALES                                       100.0%       100.0%        100.0%          100.0%         100.0%
 COSTS AND EXPENSES:

  Cost of products sold                           86.2         79.0          81.3            82.5           86.9

  Depreciation expense                             2.5          3.0           2.5             2.9            3.2
                                               -------      -------       -------         -------        -------

  Gross Profit                                    11.3         18.0          16.2            14.6            9.9
   Training/start-up-Modernization Project         1.2

   Selling and administrative expense              6.8          6.6           6.8             6.4            6.7

   Restructuring/Nonrecurring charge               0.0          0.0           0.0             1.8            0.4
                                               -------    ---------      --------         -------        -------

 Operating income                                  3.3         11.4           9.4             6.4            2.8
   Interest income (expense) net                   1.1         (2.2)         (1.3)           (1.2)          (0.9)

   Other non-operating income, net                 0.0          0.6           0.3             0.3            0.1

   Unusual income items                            0.0          0.0           0.0             0.0            0.3

 Income tax provision                              1.7          3.5           3.0             1.9            0.9
                                               -------     --------      --------         -------        -------
 Net income before extraordinary  item             2.7          6.3           5.4             3.6            1.4

   Extraordinary item, net of taxes                0.0          0.0           0.0            (0.3)           0.0
                                               -------     --------       -------         -------        -------

 Net income                                        2.7%         6.3%          5.4%            3.3%           1.4%
                                               =======     ========       =======         =======        =======

Second Quarter 1996 as compared to Second Quarter 1995

    NET SALES. Consolidated net sales of $127.3 million in the second quarter of 1996 were $8.9 million, or 6.5 percent lower than second quarter 1995 net sales. A 3 percent decrease in selling prices reduced sales by $3.9 million along with lower shipments totaling $5.0 million.

    Steel Making Segment. Net sales for the Steel Making Segment were $86.5 million in the second quarter of 1996, a $7.0 million, or 7.5 percent, decline over last year's comparable period. Sales to unaffiliated customers decreased
9.1 percent to $55.9 million and intersegment sales of $30.6 million were 4.3 percent lower than in the second quarter of 1995. The decrease in the Steel Making Segment's net sales was the result of a 5 percent decrease in selling prices combined with decreased flat-rolled and semi-finished shipment volume. These decreases were offset by increased sales of iron products which totaled $12.0 million, or $2.2 million higher than the prior year.

    Steel Fabricating Segment. The Steel Fabricating Segment net sales of $71.7 million in the second quarter of 1996 was $3.4 million, or 4.6 percent lower than the comparable period in the prior year.

A decrease in selling prices primarily at Alpha Tube combined with lower shipments at both Universal Tool and Alpha Tube accounted for the majority of the decline.

    GROSS PROFIT. The gross profit margin for the second quarter of 1996 of $14.3 million was $10.9 million lower than the margin recorded during last year's comparable period. The substantial decrease in margin was due partially to lower average selling prices for steel and tube products. Operating costs were also significantly higher in the second quarter of 1996 mostly due to the higher raw material and natural gas costs and an annual maintenance outage which occurred in the third quarter of the comparable period in the prior year. The gross profit, as a percentage of sales, was 11.2 percent in the second quarter of 1996 versus 18.5 percent in the second quarter of 1995.

    SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense was $8.6 million and $8.9 million for the second quarters of 1996 and 1995, respectively. Selling and administrative expenses represented 6.8 percent of net sales in 1996 versus 6.5 percent in 1995.

    OPERATING INCOME. Operating income for the Company for the second quarter of 1996 was $3.9 million as compared to $16.3 million for the same period in 1995.

    Steel Making Segment. The Steel Making Segment recorded a $2.4 million loss from operations in the second quarter of 1996, down $13.1 million from 1995. The significant decline in earnings was driven by a 4 percent decrease in flat-rolled selling prices as well as decreased flat-rolled and semi-finished shipments of approximately 9,900 tons or 6 percent. Also reducing results in the second quarter of 1996 were sharply higher operating costs, principally relating to increased natural gas and iron ore costs along with higher maintenance due primarily to an annual maintenance outage which occurred in the third quarter of 1995, labor and other conversion costs. Somewhat offsetting these unfavorable items were increased sales of iron products contributing $1.9 million in the second quarter of 1996 compared to $0.8 million for the same period of the prior year. Finally, employee training costs to prepare for start-up of the Modernization and Expansion Project decreased income from operations by $1.7 million as compared to 1995's second quarter. Sales to external customers were 10 percent lower than last year's comparable period, while shipments to the Steel Fabricating Segment approximated the second quarter of 1995. Approximately 62 percent of shipments and 64 percent of gross profit in 1996 was attributable to external customers while the remainder was generated by sales to the Steel Fabricating Segment.

    Steel Fabricating Segment. The Steel Fabricating Segment's operating income of $6.3 million for the second quarter of 1996 was $0.8 million better than in last year's comparable period, resulting primarily from decreased raw material costs. Partially offsetting lower material costs were decreased selling prices for tube products.

    INTEREST INCOME / EXPENSE. Interest income for the second quarter of 1996 totaled $1.7 million, falling below the second quarter of 1995 by $2.2 million. The decrease in interest income is the result of reduced on-hand cash and investment balances resulting from progress payments for the construction of the Modernization and Expansion Project. Interest expense of $0.3 million for the second quarter of 1996 was below the same period for the prior year by $6.1 million arising from the increased capitalization of interest costs due to the increased investment in the Modernization and Expansion Project. In the second quarter of 1996 and 1995, interest costs of $9.0 million and $2.3 million, respectively, were capitalized as part of the Project. The Company will continue to capitalize interest costs until the completion of the Modernization and Expansion Project.

    INCOME TAX EXPENSE. Income tax expense in the second quarter of 1996 totaled $2.1 million based on an effective tax rate of 40 percent as compared to the $4.9 million in 1995's second quarter, based on a 36 percent effective tax rate.

    NET INCOME. The Company recorded earnings of $3.2 million, or $0.27 per share in the second quarter of 1996 versus income of $8.8 million, or $0.75 per share, recorded in the second quarter of 1995. Per share amounts for 1996 and 1995 are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the three month periods (11,622,957 in 1996 and 11,671,189 in 1995).


Six Months Ended June 30, 1996 as compared to Six Months Ended June 25, 1995

    NET SALES. Consolidated net sales of $253.1 million for the six months ended June 30, 1996 were $14.6 million, or 5.4 percent lower than net sales in the same period of 1995. Lower selling prices resulted in a $10.1 million decrease in sales, with lower sales volume accounting for the remainder of the decrease over last year's comparable period. The first half of 1996 includes increased sales of iron and semi-finished products of $4.3 million over the comparable period in 1995.

    Steel Making Segment. Net sales for the Steel Making Segment of $173.0 million in the first six months of 1996 were $10.3 million, approximately 5.6 percent, below last year's comparable period. Sales to unaffiliated customers decreased 6.7 percent to $113.6 million while intersegment sales of $59.4 million were 3.5 percent lower than in the first six months of 1995. The decrease in the Steel Making Segment's net sales was the result of a 3 percent decrease in selling prices and lower flat-rolled and semi-finished shipments, while shipments of iron products increased during the period to a total of $22.1 million.

    Steel Fabricating Segment. Steel Fabricating Segment net sales of $140.2 million in the first six months of 1996 were $6.6 million, or 4.5 percent lower than the comparable period in the prior year. Lower average selling prices of $2.3 million and lower shipments of $4.3 million accounted for the reduction in sales as compared to last year's first six months of 1995.

    GROSS PROFIT. The gross profit for the first six months of 1996 of $28.7 million was $19.6 million lower than the gross profit recorded during last year's comparable period. The substantial decrease in gross profit was due to lower average selling prices for the Company's products and significant increases in operating costs for the Steel Making Segment as compared to the first six months of 1996.

    SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expenses for the first half of 1996 were $17.3 million (6.8 percent of net sales) versus $17.7 million (6.6 percent of net sales) for the comparable period in 1995.

    OPERATING INCOME. Operating income for the Company for the six months ended June 30, 1996 was $8.2 million as compared to operating income of $30.6 million in the first six months of 1995.

    Steel Making Segment. The Steel Making Segment recorded an operating loss of $2.1 million compared to the $18.6 million of income recorded in the first six months of 1995. The loss was driven by a 5 percent decrease in selling prices reducing results by $8.5 million. Flat-rolled and semi-finished shipments to external customers were approximately 36,000 tons or 10 percent lower than last year's comparable period and shipments to the Steel Fabricating Segment were 2,600 tons, or 2 percent lower than in the first six months of 1995. Also contributing to the Steel Making Segment's loss for the first six months of 1996 were higher costs relating to the purchase and usage of natural gas, increased maintenance and repair due primarily to an annual maintenance outage, higher labor costs and training and start-up costs for the Modernization and Expansion Project. (Note: The annual maintenance outage which occurred in the second quarter of 1996, was performed in the third quarter of 1995.) Somewhat offsetting the decreased shipments and increased costs were increased iron product sales contributing $2.4 million in the first half of 1996 versus $0.8 million in the same period of the prior year. Approximately 60 percent of shipments and 64 percent of gross profit in 1996 were attributable to external customers while the remainder was generated by sales to the Steel Fabricating Segment. In 1995's first six months, the Steel Making Segment shipped 66 percent to and derived 67 percent of its gross profit from external customers.

    Steel Fabricating Segment. The Steel Fabricating Segment's operating income of $10.3 million for the first six months of 1996 was $1.6 million lower than in last year's comparable period with virtually all of the decrease related to increased raw material costs (occurring in the first quater of 1996) in the form of higher flat-rolled prices from the Steel Making Segment and increased production costs.

    INTEREST INCOME/EXPENSE. Interest income for the first six months of 1996 totaled $3.9 million, falling below the first half of 1995 by $3.8 million. Interest expense of $0.9 million for the first six months of 1996 was lower than the same period for the prior year by $12.8 million resulting from increased capitalization of interest expense associated with the Modernization and Expansion Project. In the first six months of 1996, interest expense of $17.3 million was capitalized as part of the Modernization and Expansion Project. Interest will continue to be capitalized until the completion of the Modernization and Expansion Project.

    INCOME TAX EXPENSE. The income tax expense for the first six months of 1996 totaled $4.4 million based on a 40 percent effective tax rate as compared to the $9.5 million expense in the first six months of 1995, based on a 36 percent effective rate.

    NET INCOME. The Company recorded earnings of $6.6 million, or $0.57 per share, in the first six months of 1996 versus the $16.8 million, or $1.44 per share, recorded in the first six months of 1995. Per share amounts for 1996 and 1995 are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the six month periods (11,619,816 in 1996 and 11,667,874 in 1995).

  LIQUIDITY AND CAPITAL RESOURCES. At June 30, 1996, the Company had total cash and cash equivalents and short term investments of $97.3 million compared to $187.1 million at December 31, 1995. At the end of the second quarter, the Company's cash and cash equivalents balance was $73.9 million, up $20.9 million from the December 31, 1995 balance.

Operating activities generated $20.2 million of cash in the quarter due to a combination of net income, an add-back of $6.7 million of non-cash depreciation, $6.4 million of non-cash accretion on the Company's Senior Discount Notes, and the remainder resulting from changes in working capital and other non-current accounts. Investing activities decreased cash $10.8 million as the sale of investments (net of purchases) of $110.7 million was more than offset by $121.4 million of capital expenditures, primiarily related to the Modernization and Expansion Project. (Note: Capital expenditures include an account payable of $18.9 million at December 31, 1995 and $13.3 million at June 30, 1996. The amount payable at year-end 1995 was liquidated during the first quarter of 1996.)

Capital expenditures were $115.8 million for the first half of 1996. Total capital expenditures for the Modernization and Expansion Project were $106.8 million which included $81.7 million for current amounts paid and owing the general contractor, capitalized interest of $17.3 million, and other costs of $7.8 million directly relating to the Project. The remaining $9.0 million of capital expenditures were primarily for the upgrade of the Company's management information systems and to a lesser extent the replacement and rehabilitation of various production facilities.

At June 30, 1996, the Company's long-term indebtedness was $294.6 million. Long-term debt increased $17.8 million in the first half of 1996 due partially to the accretion of Senior Secured Discount Notes of $6.4 million. In addition, on April 23, 1996 the Company sold $11.3 million of tax-exempt bonds. The Environmental Improvement Revenue bonds, which were issued at a price of 99.5, have an effective interest rate of 7.99 percent and mature in 29 years. The net proceeds of the bonds will reimburse the Company for funds expended for the acquisition, construction and installation of solid waste disposal facilities that are part of the Modernization and Expansion Project. The bonds are secured by the Company's pledge of loan payments and an interest in the solid waste disposal facilities.

Working capital of $121.0 million at the end of the second quarter 1996, was $29.5 million lower than the year-end 1995 balance reflecting progress payments for the construction of the Modernization and Expansion Project. The Company also currently has an unused $80.0 million working capital facility of which, approximately $78.0 million is available at June 30, 1996 determined by the borrowing base calculation. The working capital facility agreement was recently extended and expires in August 1999. At June 30, 1996 the Company's ratio of debt to capitalization was .54 to 1.


   MODERNIZATION AND EXPANSION PROJECT. The Modernization and Expansion Project is expected to start-up in the second half of 1996 and be fuly operational by the middle of 1997. During this transition period the Company will incur training costs as well as production inefficiencies related to the start-up of the new facility in 1996 and the decommissioning of the redundant operations in the existing facilities in 1997. The total amount of these transitional costs is expected to be approximately $15 million and will be charged to the Steel Making Segment operations. Additionally, depreciation expense (approximately $2.0-$2.5 million per month) related to the new facility and interest costs (approximately $2.9 million per month) previously capitalized as a cost of construction, will be charged to the operations of the new facility coincident with its start-up. All of these charges will significantly reduce the results of operations of the Steel Making Segment in 1996.

While the Company expects second-half 1997 results to benefit from the full operations of the Modernization and Expansion Project, the transition expenses in the first half of the year will prevent the Company from realizing the total annual benefits of the new facility until 1998.

 Actual events might materially differ from those projected in the above forward-looking statements. The timely arrival, successful installation and testing of major equipment and computer systems are important assumptions in the Company's projection of a second-half start-up of the new facility. If the new facility is not completed in a timely manner or materially exceeds the Company's cost expectations; there are substantial unexpected production interruptions or other start-up difficulties; the new facility fails to achieve the production levels; quality levels or performance objectives represented and guaranteed by the equipment suppliers and turn-key general contractor (although mitigated by liquidated damages of up to 30% of the contract) are not achieved, the competitive and financial position of the Company could be materially adversely affected.

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

                                  ACME METALS INCORPORATED




Date:  August 12, 1996            By:
                                      -----------------------------------------
                                                   Jerry F. Williams
                                                   Vice President - Finance
                                                   and Administration and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)



                                  By:
                                      -----------------------------------------
                                          Gregory J. Pritz
                                          Controller
                                          (Principal Accounting Officer)