Form 10-K405/A
period 1994-12-25
ACME METALS INC /DE/
filed 1996-09-16
CIK 883702

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                               Amendment Number 2

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 25, 1994 or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                          ___________________________

               Commission file number 1-14378 (formerly 0-14727)

                            ACME METALS INCORPORATED
             (Exact name of registrant as specified in its charter)



            Delaware                            36-3802419
      (State of incorporation)    (I.R.S. Employer Identification No.)

   13500 South Perry Avenue, Riverdale, Illinois   60627-1182
     (Address of principal executive offices)      (Zip Code)


                                 (708) 849-2500
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each Class
                         ______________________________

                    Common stock, par value $1.00 per share
(The class of common stock was listed on the New York Stock Exchange on May 21,
1996)


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                ---



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

Number of shares of Common Stock outstanding as of February 10, 1995:
11,434,330


The following documents are partially incorporated into this report by reference:


(1) Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled for April 27, 1995 is partially incorporated by reference into Part III, Items 10, 11, 12 and 13.

     The Form 10-K for the fiscal year ended December 25, 1994 is hereby amended by substituting in its entirety Item 14 (a)(3) as follows:


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) (3) Exhibits






EXHIBIT     DESCRIPTION
- -------     -----------
  3.  Articles of Incorporation and By-Laws

       3 (i)   Restated Certificate of Incorporation of the Registrant. Filed as Exhibit 3.1 to
               the Registrant's Annual Report on Form 10-K for the fiscal year ended December
               27, 1992 (the "1992 10-K") and incorporated by reference herein.

       3 (ii)  Amended and Restated By-Laws of Registrant as adopted May 25, 1992. Filed as
               Exhibit 3.2 to the 1992 10-K and incorporated by reference herein.

  4.  Instruments Defining the Rights of Security Holders, Including Indentures

       4.1  Rights Agreement dated as of July 15, 1994 between the Registrant and First
            Chicago Trust Company of New York, Rights Agent. Filed on Form 8-A August 8,
            1994 and Form 8A/A August 12, 1994 and incorporated by reference herein.

    *  4.2  Indenture dated as of August 11, 1994 among the Registrant and Guarantors and
            Shawmut Bank Connecticut, National Association as trustee, relating to the 12
            1/2% Senior Secured Notes due 2002.

    *  4.3  Form of 12 1/2% Senior Secured Note due 2002 (included as Exhibit A to Exhibit
            4.2).

    *  4.4  Indenture dated as of August 11, 1994 among the Registrant and Guarantors and
            Shawmut Bank, Connecticut, National Association as trustee, relating to the 13
            1/2% Senior Secured Discount Notes due 2004.

    *  4.5  Form of 13 1/2% Senior Secured Discount Note due 2004 (included as Exhibit A to
            Exhibit 4.4)

    *  4.6  Collateral Agency Agreement dated as of August 11, 1994 among the Registrant,
            Acme Steel Company, Acme Packaging Corporation, the Trustees, the Term Loan
            Agent and the Collateral Agent.

       *     Filed herewith with this 10-K/A

    *  4.7      Company Stock Pledge Agreement dated as of August 11, 1994 between the Registrant and the Collateral Agent.

    *  4.8      Subsidiary Stock Pledge Agreement dated as of August 11, 1994 among Acme Steel
                Company, Acme Packaging Corporation and the Collateral Agent.

    *  4.9      Security Agreement dated as of August 11, 1994 between Acme Steel Company and the Collateral Agent.

    *  4.10     Mortgage dated as of August 11, 1994 from Acme Steel Company to the Collateral
                Agent.

    *  4.11     Intercreditor Agreement dated as of August 11, 1994 among the Registrant, Acme
                Steel Company,  Harris Trust and Savings Bank and the Collateral Agent.

    *  4.12     Disbursement Agreement dated as of August 11, 1994 between the Registrant and the Collateral Agent.

   **  4.13     Form of Registration Rights Agreement dated March 28, 1994 among the Registrant and The Substituted Purchasers.

    10.  Material contracts

       10.1     Tax Indemnification Agreement between Acme Steel Company and The Interlake
                Corporation dated May 30, 1986. Filed as Exhibit 10.1 to the 1992 10-K and
                incorporated by reference herein.

       10.2     Cross-Indemnification Agreement between Acme Steel Company and The Interlake
                Corporation dated May 29, 1986. Filed as Exhibit 10.2 to the 1992 10-K and
                incorporated by reference herein.

   **  10.3     $80,000,000 Credit Agreement by and among Acme Group and Harris Trust and
                Savings Bank individually and as Agent and the Lenders which are or become parties hereto dated as of August 11, 1994 (the "Credit Agreement").

   **  10.4     Assignment and Acceptance dated August 24, 1994 relating to the Credit Agreement
                (National City Bank, Assignee).

   **  10.5     Assignment and Acceptance dated August 24, 1994 relating to the Credit Agreement
                (NBD Bank, N.A., Assignee).

   **  10.6     Assignment and Acceptance dated August 24, 1994 relating to the Credit Agreement
                (Mercantile Bank of St. Louis National Association, Assignee).

       *     Filed herewith with this 10-K/A
       **    Filed with Form 10-K for the fiscal year ended December 25, 1994

     **  10.7   Assignment and Acceptance dated September 1, 1994 relating to the Credit
                Agreement (General Electric Capital Corporation, Assignee).

      *  10.8   Term Loan Agreement dated August 4, 1994 among the Registrant, the Lenders and
                Lehman Commercial Paper Inc. (the "Term Loan").

     **  10.9   Amendment to the Term Loan dated as of December 15, 1994.

        10.10   Form of Engineering, Procurement and Construction Contract dated July 28, 1994 between Acme Steel Company and Raytheon Engineers & Constructors, Inc. Filed as
                Exhibit 10.41 to Amendment No. 3 to Form S-1 Registration Statement, No.
                33-54101 and incorporated by reference herein.

    **  10.11   Amendment 1 to Engineering, Procurement and Construction Contract between Acme
                Steel Company and Raytheon Engineers & Constructors, Inc. dated as of July 28,
                1994.

   **  10.12    Amendment 2 to Engineering, Procurement and Construction Contract between Acme
                Steel Company and Raytheon Engineers & Constructors, Inc. dated as of March 21,
                1995.

   **  10.13    Joint Development Program Agreement dated July 28, 1994 between Acme Steel
                Company and SMS Schloemann-Siemag, AG.

       10.14    Agreement between the Registrant and Reynold C. MacDonald dated June 1, 1992(1).
                Filed as Exhibit 10.3 to the 1992 10-K and incorporated by reference herein.

      10.15     Non-Employee Directors Retirement Plan dated February 22, 1990 as adopted May
                25, 1992(1).  Filed as Exhibit 10.4 to the 1992 10-K and incorporated by reference herein.

  **  10.16     Non-Employee's Directors' Stock Compensation Plan adopted January 27, 1995(1).

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

  **  10.19     Indemnification Agreement between the Registrant and Carol O'Cleireacain dated
                April 28, 1994.

      *     Filed herewith with this 10-K/A
      **    Filed with Form 10-K for the fiscal year ended December 25, 1994
      (1)   Filed pursuant to Item 14 of Form 10-K

    ** 10.20    Indemnification Agreement between the Registrant and L. Frederick Sutherland dated January 26, 1995.

    ** 10.21    1994 Executive Incentive Compensation Plan of Acme Metals Incorporated as
                adopted April 28, 1994(1).

       10.22    Deferred Compensation Agreement dated May 24, 1986 between the Registrant and
                Brian W. H. Marsden as adopted May 25, 1992(1). Filed as Exhibit 10.15 to the
                1992 10-K and incorporated by reference herein.

    ** 10.23    Acme Metals Incorporated Deferred Compensation Plan as Amended and Restated
                effective January 1, 1994 and adopted November 21, 1994(1).

       10.24    Key Executive Severance Pay Plan dated January 22, 1987, as adopted May 25,
                1992, with Exhibit 1 amended through May 25, 1992(1).  Filed as Exhibit 10.17 to the 1992 10-K and incorporated by reference herein.

    ** 10.25    Acme Metals Incorporated 1994 Stock Incentive Program as adopted April 28,
                1994(1).

       10.26    Form of Grant of Stock Option including Form of First Amendment dated October
                30, 1986 - 10 executive officers, 30 other employees(1)(2). Filed as Exhibit
                10.19 to the 1992 10-K and incorporated by reference herein.

       10.27    Form of Grant of Stock Option dated July 22, 1987 including Form of First
                Amendment dated October 30, 1986 - 10 executive officers, 41 other employees(1)(2). Filed as Exhibit 10.20 to the 1992 10-K and incorporated by reference herein.

       10.28    Form of Grant of Stock Option dated May 26, 1988 - 10 executive officers, 49 other employees(1)(2). Filed as Exhibit 10.21 to the 1992 10-K and incorporated by reference herein.

       10.29    Form of Grant of Stock Option dated June 1, 1989 - 10 executive officers, 48 other employees(1)(2). Filed as Exhibit 10.22 to the 1992 10-K and incorporated by reference herein.

       10.30    Grant of Stock Option Agreement dated June 1, 1990 - S. D. Bennett(1)(2).  Filed as Exhibit 10.23 to the 1992 10-K and incorporated by reference herein.

       10.31    Form of Grant of Stock Option dated June 7, 1990 - 9 executive officers, 50 other employees(1)(2). Filed as Exhibit 10.24 to the 1992 10-K and incorporated by reference herein.

      **    Filed with Form 10-K for the fiscal year ended December 1994
      (1)   Filed pursuant to Item 14 of Form 10-K
      (2)   Also see Amendment and Assignment Agreement filed with Exhibit
            10.13 to the 1992 10-K

        10.32   Form of Grant of Stock Option dated May 20, 1991 - 10 executive officers, 54 other employees(1)(2). Filed as Exhibit 10.25 to the 1992 10-K and incorporated by reference herein.

        10.33   Form of Grant of Stock Option dated June 12, 1992 - 5 executive officers, 10 other employees(1)(2). Filed as Exhibit 10.26 to the 1992 10-K and incorporated by reference herein.

        10.34   Form of Grant of Stock Option dated May 27, 1993 - 5 executives officers, 26 other employees(1). Filed as Exhibit 10.27 to the 1992 10-K and incorporated by reference herein.

     ** 10.35   Form of Grant of Stock Option dated May 26, 1994 - 6 executive officers, 24 other employees.

        10.36   Form of Grant of Stock Award dated January 25, 1991 including Form of First
                Amendment dated January 25, 1991 - 11 executive officers, 14 other employees(1)(2). Filed as Exhibit 10.29 to the 1992 10-K and incorporated by reference herein.

        10.37   Form of Grant of Stock Award dated January 22, 1992 - 5 executive officers, 10 other employees(1)(2). Filed as Exhibit 10.30 to the 1992 10-K and incorporated by reference herein.

        10.38   Stock Award Agreement dated June 12, 1992 - S. D. Bennett(1)(2). Filed as
                Exhibit 10.31 to the 1992 10-K and incorporated by reference herein.

        10.39   Form of Grant of Stock Award dated January 26, 1993 - 5 executive officers, 16 other employees(1)(2).  Filed as Exhibit 10.32 to the 1992 10-K and incorporated by reference herein.

        10.40   Form of Grant of Stock Award dated January 26, 1994, 5 executive officers, 14 other employees. Filed as Exhibit 10.33 to the Registrant's Annual Report on
                Form 10-K for the fiscal year ended December 26, 1993 (the "1993 10-K") and incorporated by reference herein.

     ** 10.41   Form of Grant of Stock Award dated January 27, 1995, 5 executive officers, 6 other employees(1).

     ** 10.42   Acme Metals Incorporated Employee Stock Ownership Plan Restated effective
                November 1, 1994(1).

      **   Filed with Form 10-K for the fiscal year ended December 25, 1994
      (1)  Filed pursuant to Item 14 of Form 10-K
      (2)  Also see Amendment and Assignment Agreement filed with exhibit
           10.13 to the 1992 10-K

     ** 10.43   Acme Metals Incorporated Salaried Employees' Retirement Savings Plan Restated
                effective November 1, 1994(1).

     ** 10.44   Consolidated Pension Plan for Acme Salaried and Hourly Employees As Amended and
                Restated effective November 1, 1994 with Appendix A to the Consolidated Pension
                Plan for Acme Salaried and Hourly Employees As Amended and Restated Effective
                July 31, 1994(1).

     ** 10.45   Acme Metals Incorporated Supplemental Benefits Plan effective January 1, 1994(1).

        10.46   Acme Metals Incorporated Salaried Employees' Past Service Pension Plan ("Past
                Service Pension Plan") dated June 1, 1992(1).  Filed as Exhibit 10.37 to the
                1992 10-K and incorporated by reference herein.

        10.47   Amendment No. 1 to the Past Service Pension Plan(1).  Filed as Exhibit 10.38 to
                the 1993 10-K and incorporated by reference herein.

     ** 10.48   Amendment No. 2 to the Past Service Pension Plan(1).

     ** 13.     Registrant's Annual Report to Security Holders for the fiscal year ended
                December 25, 1994.

     ** 21.     Subsidiaries of the registrant

     ** 23.     Consent of experts and counsel

     ** 23.1    Consent of Price Waterhouse LLP

     ** 27.     Financial Data Schedule

       **   Filed with Form 10-K for the fiscal year ended December 25, 1994
      (1)   Filed pursuant to Item 14 of Form 10-K.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ACME METALS INCORPORATED



Date: August 28, 1996                   By: /s/  Edward P. Weber, Jr.
                                            -------------------------
                                                 Edward P. Weber, Jr.
                                                 Vice President and Secretary