Form 10-K405/A
period 1995-12-31
ACME METALS INC /DE/
filed 1996-09-16
CIK 883702

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                               Amendment Number 3

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995 or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         ------------------------------
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


        Title of each Class                 Name of each exchange on which registered
Common stock par value $1.00 per share              New York Stock Exchange
Preferred Share Purchase Rights                     New York Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   X
                 ---


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

The aggregate market value as of March 4, 1996 of common stock, $1 par value, held by non-affiliates of the Registrant was: $194,579,943.

Number of shares of Common Stock outstanding as of March 4, 1996:  11,584,877.

The following documents are partially incorporated into this report by reference:


(1) Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled for April 25, 1996 is partially incorporated by reference into Part III, Items 10, 11, 12 and 13.

         The Form 10-K for the fiscal year ended December 31, 1995 is hereby amended by making the following changes to Item 14(a)(3). The rest of the exhibits in Item 14(a)(3) of the Form 10-K for the fiscal year ended December 31, 1995 remain as originally stated in that filing:

  EXHIBIT    DESCRIPTION

       4. Instruments Defining the Rights of Security Holders, Including Indentures

             4.2 Indenture dated as of August 11, 1994 among the Registrant and Guarantors and Shawmut Bank Connecticut, National Association as trustee, relating
                       to  the 12  1/2% Senior Secured  Notes due 2002.   Filed
                       as Exhibit 4.2  to Amendment Number 2 to the
                       Registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1994 ("Amendment Number 2 to the 1994 10-K") and incorporated by reference herein.

             4.3       Form of 12 1/2%  Senior Secured Note  due 2002.   Filed
                       as Exhibit A to Exhibit 4.2 to Amendment Number 2 to the 1994 10-K and incorporated by reference herein.

             4.4 Indenture dated as of August 11, 1994 among the Registrant and Guarantors and Shawmut Bank, Connecticut, National Association as trustee, relating to  the 13  1/2% Senior  Secured Discount Notes
                       due 2004.   Filed as Exhibit  4.4 to Amendment Number 2
                       to the 1994  10-K and incorporated by reference herein.

             4.5       Form of 13  1/2% Senior Secured  Discount Note due
                       2004.    Filed as Exhibit A  to Exhibit 4.4  to
                       Amendment Number 2 to the 1994 10-K and incorporated by reference herein.

             4.6 Collateral Agency Agreement dated as of August 11, 1994 among the Registrant, Acme Steel Company, Acme Packaging Corporation, the Trustees, the Term Loan Agent
                       and the Collateral Agent.    Filed as Exhibit 4.6 to
                       Amendment Number 2 to the 1994 10-K and incorporated by reference herein.

             4.7 Company Stock Pledge Agreement dated as of August 11, 1994 between the Registrant and the Collateral Agent. Filed as Exhibit 4.7 to Amendment Number 2 to the 1994 10-K and incorporated by reference herein.

             4.8 Subsidiary Stock Pledge Agreement dated as of August 11, 1994 among Acme Steel Company, Acme Packaging
                       Corporation  and the Collateral Agent.    Filed as
                       Exhibit 4.8 to Amendment Number 2 to the 1994 10-K and incorporated by reference herein.

             4.9 Security Agreement dated as of August 11, 1994 between Acme Steel Company and the Collateral Agent. Filed as Exhibit 4.9 to Amendment Number 2 to the 1994 10-K and incorporated by reference herein.

             4.10      Mortgage dated  as of August 11, 1994  from Acme Steel
                       Company  to the Collateral Agent.   Filed as Exhibit
                       4.10 to Amendment Number 2 to the 1994 10-K and incorporated by reference herein.

             4.11 Intercreditor Agreement dated as of August 11, 1994 among the Registrant, Acme Steel Company, Harris Trust and Savings Bank and the Collateral Agent. Filed as
                       Exhibit 4.11 to Amendment Number 2 to the 1994 10-K and incorporated by reference herein.

             4.12 Disbursement Agreement dated as of August 11, 1994 between the Registrant and the Collateral Agent. Filed as Exhibit 4.12 to Amendment Number 2 to the 1994 10-K and incorporated by reference herein.

      10.    Material contracts

             10.8 Term Loan Agreement dated August 4, 1994 among the Registrant, the Lenders and Lehman Commercial Paper
                       Inc. (the "Term Loan").    Filed as Exhibit 10.8 to
                       Amendment Number 2 to the 1994 10-K and incorporated by reference herein.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ACME METALS INCORPORATED



Date: August 28, 1996                   By:  /s/ Edward P. Weber, Jr.
                                            ----------------------------
                                            Edward P. Weber, Jr.
                                            Vice President and Secretary