Form 10-Q
period 1996-10-29
ACME METALS INC /DE/
filed 1996-11-13
CIK 883702

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 29, 1996 or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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


Number of shares of Common Stock outstanding as of October 24, 1996:
11,608,868.

                       PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                            ACME METALS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                   (Unaudited)
                                                                                   September 29,            December 31,
                                                                                      1996                      1995
                                                                                  -------------            -------------
                                           ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                     $     43,241            $     53,043
    Short term investments                                                              13,739                  83,756
    Receivables, less allowances of $1,369 in 1996 and $1,335 in 1995                   58,292                  55,344
    Inventories                                                                         51,818                  51,932
    Deferred income taxes                                                               12,857                  12,857
    Other current assets                                                                 2,206                   1,855
                                                                                  ------------            ------------
        Total current assets                                                           182,153                 258,787
                                                                                  ------------            ------------
INVESTMENTS AND OTHER ASSETS:
    Investments in associated companies                                                 17,862                  16,112
    Restricted cash and investments                                                                             50,305
    Other assets                                                                        17,897                  19,309
    Deferred income taxes                                                               31,052                  31,052
                                                                                  ------------            ------------
        Total investments and other assets                                              66,811                 116,778
                                                                                  ------------            ------------
PROPERTY, PLANT AND EQUIPMENT:
    Property, plant and equipment, at cost                                             373,629                 372,959
    Construction in progress                                                           437,691                 279,799
    Accumulated depreciation                                                          (283,469)               (273,580)
                                                                                  ------------            ------------
        Total property, plant and equipment                                            527,851                 379,178
                                                                                  ------------            ------------
                                                                                  $    776,815                 754,743
                                                                                  ============            ============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                              $     41,067            $     62,355
    Accrued expenses                                                                    36,948                  41,192
    Income taxes payable                                                                 4,833                   4,783
                                                                                  ------------            ------------
        Total current liabilities                                                       82,848                 108,330
                                                                                  ------------            ------------

LONG-TERM LIABILITIES:
    Long-term debt                                                                     306,591                 276,831
    Other long-term liabilities                                                         10,855                  10,143
    Postretirement benefits other than pensions                                         91,425                  86,856
    Retirement benefit plans                                                            27,188                  24,472
                                                                                  ------------            ------------
        Total long-term liabilities                                                    436,059                 398,302
                                                                                  ------------            ------------
    Commitments and contingencies (see note titled Commitments and
         Contingencies)
SHAREHOLDERS' EQUITY:
    Preferred stock, $1 par value, 2,000,000 shares authorized, no shares issued
    Common stock, $1 par value, 20,000,000 shares authorized, 11,605,818
     and 11,579,768 shares issued in 1996 and 1995, respectively                        11,606                  11,580
    Additional paid-in capital                                                         165,273                 164,987
    Retained earnings                                                                  105,450                  95,965
    Minimum pension liability adjustment                                               (24,421)                (24,421)
                                                                                  ------------            ------------
        Total shareholders' equity                                                     257,908                 248,111
                                                                                  ------------            ------------
                                                                                  $    776,815            $    754,743
                                                                                  ============            ============



   The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)



                                                     For The Three Months Ended                  For The Nine Months Ended
                                                  --------------------------------           ---------------------------------
                                                  September 29,      September 24,            September 29,      September 24,
                                                       1996               1995                    1996               1995
                                                  --------------     -------------           --------------     --------------
NET SALES                                         $    125,174        $   122,211             $    378,307        $  389,930


COSTS AND EXPENSES:
    Cost of products sold                              105,733            101,402                  323,869           312,793
    Depreciation expense                                 3,096              2,898                    9,391            10,953
                                                   -----------         ----------               ----------         ---------
Gross profit                                            16,345             17,911                   45,047            66,184

Selling and administrative expense                       9,187              8,654                   26,511            26,345
Training and start-up - Modernization Project            3,280                                       6,431
                                                   -----------         ----------               ----------         ---------
Operating income                                         3,878              9,257                   12,105            39,839

NON-OPERATING INCOME (EXPENSE):
    Interest expense                                      (289)            (4,438)                  (1,226)          (18,150)
    Interest income                                      1,022              3,464                    4,887            11,148
    Other - net                                            155                (70)                      43             1,668
                                                   -----------         ----------               ----------         ---------
Income before income taxes                               4,766              8,213                   15,809            34,505
Income tax provision                                     1,907              2,957                    6,324            12,422
                                                   -----------         ----------               ----------         ---------
Net income                                        $      2,859        $     5,256             $      9,485        $   22,083
                                                   ===========         ==========               ==========         =========

PER COMMON SHARE:

    Net income                                     $      0.25        $      0.45             $      0.82         $     1.90
                                                   ===========         ==========               ==========         =========





    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                                      For The Nine Months Ended
                                                                                ------------------------------------
                                                                                 September 29,         September 24,
                                                                                      1996                 1995
                                                                                 -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $     9,485           $    22,083
   ADJUSTMENTS TO RECONCILE NET INCOME TO
      NET CASH PROVIDED BY OPERATING ACTIVITIES:
         Depreciation                                                                  9,973                11,391
         Accretion of Senior Discount Note                                             9,830                 8,596
         CHANGE IN CURRENT ASSETS AND LIABILITIES:
                Receivables                                                           (2,948)                3,681
                Inventories                                                              114                (6,149)
                Accounts payable                                                      (5,496)               (2,340)
                Other current accounts                                                (4,545)               (8,159)
         Other, net                                                                   10,156                 3,660
                                                                                   ---------            ----------
   Net cash provided by operating activities                                          26,569                32,763
                                                                                   ---------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                                           (24,669)             (346,058)
   Sales and/or maturities of investments                                            144,991               441,870
   Reclass of restricted cash                                                                                7,619
   Investment in joint venture                                                        (1,750)                 (500)
   Capital expenditures - other                                                      (19,007)              (13,363)
   Capital expenditures - modernization project                                     (155,725)             (141,179)
                                                                                   ---------            ----------
   Net cash used for investing activities                                            (56,160)              (51,611)
                                                                                   ---------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt, net of discount                          19,873
   Long-term debt issuance cost                                                         (396)
   Other                                                                                 312                   382
                                                                                   ---------            ----------
   Net cash provided by investing activities                                          19,789                   382
                                                                                   ---------            ----------

   Net decrease in cash and cash equivalents                                          (9,802)              (18,466)
   Cash and cash equivalents at beginning of period                                   53,043                76,639
                                                                                   ---------            ----------
   Cash and cash equivalents at end of period                                     $   43,241           $    58,173
                                                                                   =========            ==========





    The accompanying notes are an integral part of this financial statement.

                           ACME METALS INCORPORATED

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF PRESENTATION:

The accompanying financial statements for the periods ended September 29, 1996 and September 24, 1995 are unaudited. The statements should be read in conjunction with the audited financial statements included in the Company's 1995 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of such financial statements have been included. The financial statements have been subjected to a limited review by Price Waterhouse LLP, the Company's independent accountants, whose report appears on page 11 of this filing. Such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

The Company's fiscal year ends on December 29, 1996 and will contain 52 weeks. Third quarter results for 1996 and 1995 cover 13-week periods.


SEGMENT INFORMATION:

The Company presents its operations in two segments, Steel Making and Steel Fabricating.

Steel Making operations include the manufacture of sheet, strip and semifinished steel in low-, mid-, and high-carbon, alloy and special grades. Principal markets include agricultural, automotive, industrial equipment, industrial fasteners, welded steel tubing, processor and tool manufacturing industries.

The Steel Fabricating Segment processes and distributes steel strapping, strapping tools and industrial packaging (Acme Packaging Corporation), welded steel tube (Alpha Tube Corporation) and auto and light truck jacks (Universal Tool & Stamping Company, Inc.). The Steel Fabricating Segment sells to a number of markets.

All sales between Segments are recorded at current market prices. Income from operations consists of total sales less operating expenses. Operating expenses include an allocation of expenses incurred at the Corporate Office which are considered by the Company to be operating expenses of the Segments rather than general corporate expenses. Income from operations does not include other non-operating income or expense, interest income or expense, or income taxes.

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

                           ACME METALS INCORPORATED

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)




                                                 For the                      For the
                                            Three Months Ended            Nine Months Ended
                                         --------------------------- ---------------------------
                                         September 29, September 24, September 29, September 24,
                                             1996          1995          1996          1995
                                         ------------- ------------- ------------- -------------
                                                              (in thousands)

Net Sales:
Steel Making:
       Sales to unaffiliated customers    $ 56,121       $ 53,794      $169,712       $175,542
       Intersegment sales                   26,153         25,559        85,548         87,118
                                          --------       --------      --------       --------
                                            82,274         79,353       255,260        262,660
Steel Fabricating:
       Sales to unaffiliated customers      69,053         68,417       208,595        214,388
       Intersegment sales                      491            351         1,190          1,218
                                          --------       --------      --------       --------
                                            69,544         68,768       209,785        215,606
Eliminations                               (26,644)       (25,910)      (86,738)       (88,336)
                                          --------       --------      --------       --------
         Total                            $125,174       $122,211      $378,307       $389,930
                                          ========       ========      ========       ========
Income (loss) from operations:
       Steel Making                       $ (1,469)      $  4,727      $ (3,545)      $ 23,357
       Steel Fabricating                     5,347          4,530        15,650         16,482
                                          --------       --------      --------       --------
         Total                            $  3,878       $ $9,257      $ 12,105       $ 39,839
                                          ========       ========      ========       ========
Depreciation:
       Steel Making                       $  2,275       $  2,064      $  6,918       $  8,446
       Steel Fabricating                       881            965         2,813          2,859
       Corporate                                79             32           242             86
                                          --------       --------      --------       --------
         Total                            $  3,235       $  3,061      $  9,973       $ 11,391
                                          ========       ========      ========       ========
Capital Expenditures:
       Steel Making                       $ 41,081       $ 68,155      $154,506       $165,480
       Steel Fabricating                     2,079          1,919         4,411          2,968
       Corporate                                14          1,183            24          1,332
                                          --------       --------      --------       --------
         Total                            $ 43,174       $ 71,257      $158,941       $169,780
                                          ========       ========      ========       ========
Flat Roll Steel Shipments (in tons)        146,192        125,653       459,309        455,624
                                          ========       ========      ========       ========

                           ACME METALS INCORPORATED

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)



INVENTORIES:

Inventories are summarized as follows:


                                                   September 29,  December 31,
                                                       1996           1995
                                                   -------------  ------------
                                                         (in thousands)

         Raw materials                                $ 6,816       $ 8,397
         Semi-finished and finished products           38,010        36,339
         Supplies                                       6,992         7,196
                                                      -------       -------
                                                      $51,818       $51,932
                                                      =======       =======


PROPERTY, PLANT AND EQUIPMENT:

The Company has capitalized expenditures related to the construction of the Modernization and Expansion Project totaling $401.3 million at September 29, 1996. The capitalized expenditures are comprised of $336.8 million of cash and accrued payments to Raytheon Engineers & Constructors Inc. ("Raytheon"), the general contractor, $43.2 million of related capitalized interest, and $21.3 million of other costs related directly to the construction of the Modernization and Expansion Project. Accrued payments to the general contractor at September 29, 1996 and December 31, 1995 include accounts payable of $3.1 million and $18.9 million, respectively. Due to the non-cash nature of such payables at each date they have been excluded from the Statements of Cash Flows. The remainder of construction in progress at September 29, 1996 was primarily for an upgrade of the Company's management information systems and to a lesser extent the replacement and rehabilitation of various production facilities.

CASH FLOWS:

Cash payments for interest expense were $21.8 million and $19.6 million during the first nine months of 1996 and 1995, respectively; in these periods cash payments for income taxes were $6.2 million and $18.6 million, respectively. In the first nine months of 1995, cash flows from investing activities were increased by a reclassification of $7.6 million of non-current restricted cash to cash and cash equivalents. The restricted cash was reclassified to recognize an amount currently owed to the general contractor. Due to the non-cash nature of this capital expenditure it has been excluded from the Statements of Cash Flows. Cash transactions relating to the first nine months of 1996 for the Modernization and Expansion Project are discussed in the Property, Plant and Equipment footnote. Also during the first nine months of 1996, the Company made additional cash contributions of $1.8 million to its steel processing joint venture. At September 29, 1996 the Company had contributed a total of $3.5 million to this joint venture.

LONG TERM DEBT:

On September 25, 1996 the Company sold $8.6 million of tax-exempt bonds at face value. The Environmental Improvement Revenue bonds have a coupon rate and an effective interest rate of 7.90 percent and a maturity of 28 years. Previously, on April 23, 1996, the Company sold $11.3

                           ACME METALS INCORPORATED

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)



million of similar bonds, which were issued at a price of 99.5, have an effective interest rate of 7.99 percent and a maturity of 29 years. The net proceeds of the bonds reimbursed the Company for funds expended for the acquisition, construction and installation of solid waste disposal facilities which are part of the Modernization and Expansion Project. The bonds are secured by the Company's pledge of loan payments and a secured interest in the solid waste disposal facilities.

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

The Company is subject to various Federal, state and local environmental statutes and regulations which provide a comprehensive program for controlling the release of materials into the environment and require responsible parties to remediate certain waste disposal sites. In addition, various health and safety statutes and regulations apply to the work-place environment. Administrative, civil and criminal penalties may be applicable for failure to comply with these laws. These environmental laws and regulations are subject to periodic revision and modification. The United States Environmental Protection Agency, for example, is currently evaluating changes to the National Air Quality Standards for particulate matter and ozone.

From time to time, the Company is also involved in administrative proceedings involving the issuance, or renewal, of environmental permits relating to the conduct of its business. The final issuance of these permits has been resolved on terms satisfactory to the Company; and, in the future, the Company expects such permits will similarly be resolved on satisfactory terms.

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

                        ACME METALS INCORPORATED

          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              (continued)



In those cases where the Company has been identified as a Potentially Responsible Party ("PRP") or is otherwise made aware of a possible exposure to incur costs associated with an environmental matter, management determines (i) whether, in fact, the Company has been properly named or is otherwise obligated, (ii) the extent to which the Company may be responsible for costs associated with the site in question, (iii) an assessment as to whether another party may be responsible under various indemnification agreements or insurance policies the Company is a party to, and (iv) an estimate, if one can be made, of the costs associated with the clean-up efforts or settlement costs. It is the Company's policy to make provisions for environmental clean-up costs at the time that a reasonable estimate can be made. At September 29, 1996 and December 31, 1995, the Company had recorded reserves of approximately $0.3 million for environmental clean-up matters. While it is not possible to predict the ultimate costs of resolving environmental related issues facing the Company, based upon information currently available, they are not expected to have a material effect on the consolidated financial condition or results of operations of the Company.

In connection with the Spin-Off from The Interlake Corporation ("Interlake") on May 29, 1986, Acme Steel Company (a subsidiary of the Company) entered into certain indemnification agreements with Interlake. Pursuant to the terms of the indemnification agreements, Interlake undertook to defend, indemnify and hold Acme Steel Company harmless from any claims, as defined, relating to Acme Steel Company operations or predecessor operations occurring before May 29, 1986, the inception of Acme Steel Company. The indemnification agreements cover certain environmental matters including certain litigation and Superfund sites in Duluth, Minnesota and Gary, Indiana for which either Interlake or Acme Steel Company's predecessor operations have been named as defendants or PRP's, as applicable. To date, Interlake has met its obligations under the indemnification agreements and has provided the defense and paid all costs related to these environmental matters. The Company does not have sufficient information to determine the potential liability, if any, for the matters covered by the indemnification agreements in the event Interlake fails to meet its obligations thereunder in the future. In the event that Interlake, for any reason, were unable to fulfill its obligations under the indemnification agreements, the Company could have increased future obligations which could be significant.

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

                           ACME METALS INCORPORATED

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)



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

                      REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Shareholders of
Acme Metals Incorporated


We have reviewed the accompanying consolidated balance sheet as of September 29, 1996, the consolidated statements of operations for the three-month and nine-month periods ended September 29, 1996 and September 24, 1995, and the consolidated statements of cash flows for the nine-month periods ended September 29, 1996 and September 24, 1995 (the "consolidated financial information") of Acme Metals Incorporated and its subsidiaries. This consolidated financial information is the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations, of shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 25, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/ Price Waterhouse LLP

Price Waterhouse LLP
Chicago, Illinois
October 18, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


                                         For the Nine Months Ended              For the Years Ended
                                         -------------------------              -------------------
                                        September 29,  September 24,  December 31,  December 25,  December 26,
                                            1996           1995           1995          1994          1993
                                        -------------  -------------  ------------  ------------  ------------
NET SALES                                   100.0%         100.0%         100.0%        100.0%        100.0%

COSTS AND EXPENSES:

 Cost of products sold                       85.6           80.2           81.3          82.5          86.9

 Depreciation expense                         2.5            2.8            2.5           2.9           3.2
                                             ----         ------         ------        ------        ------
Gross Profit                                 11.9           17.0           16.2          14.6           9.9

 Training and start-up -Modernization
 and Expansion Project                        1.7            0.0            0.0           0.0           0.0

 Selling and administrative expense           7.0            6.8            6.8           6.4           6.7

 Restructuring/Nonrecurring charge            0.0            0.0            0.0           1.8           0.4
                                             ----         ------         ------        ------        ------
Operating income                              3.2           10.2            9.4           6.4           2.8

 Interest income (expense) net                1.0           (1.8)          (1.3)         (1.2)         (0.9)

 Other non-operating income, net              0.0            0.4            0.3           0.3           0.1

 Unusual income items                         0.0            0.0            0.0           0.0           0.3

Income tax provision                          1.7            3.2            3.0           1.9           0.9
                                           ------         ------         ------        ------        ------
Net income before extraordinary
item                                          2.5            5.6            5.4           3.6           1.4

 Extraordinary item, net of taxes             0.0            0.0            0.0          (0.3)          0.0
                                           ------         ------         ------        ------        ------
Net income                                    2.5%           5.6%           5.4%          3.3%          1.4%
                                           ======         ======         ======        ======        ======

Third Quarter 1996 as compared to Third Quarter 1995

     NET SALES. Consolidated net sales of $125.2 million in the third quarter of 1996 were $3.0 million, or 2 percent higher than third quarter 1995 net sales. A decrease in selling prices reducing sales by $3.2 million was more than offset by increased shipments of $6.2 million.

     Steel Making Segment. Net sales for the Steel Making Segment were $82.3 million in the third quarter of 1996, a $2.9 million, or 4 percent, increase over last year's comparable period. Sales to unaffiliated customers increased 4 percent to $56.1 million while intersegment sales of $26.2 million approximated the third quarter 1995. Decreases in the selling prices were offset by increased flat-rolled and semi-finished shipment volume. Sales of iron products totaled $10.8 million, which was $3.7 million lower than the prior year, due primarily to decreased volume.

     Steel Fabricating Segment. The Steel Fabricating Segment net sales of $69.5 million in the third quarter of 1996 was just $0.8 million, or 1 percent, above the comparable period in the prior year. A decrease in selling prices primarily at Alpha Tube and lower shipments at Universal Tool were offset by increased shipments and lower raw material costs for both the Packaging and Tube subsidiaries.

     GROSS PROFIT. The gross profit margin for the third quarter of 1996 of $16.3 million was $1.6 million lower than the margin recorded during last year's comparable period. The decrease in margin was due partially to lower average selling prices for steel and tube products. Operating costs were also significantly higher in the third quarter of 1996 mostly due to higher natural gas and other conversion costs. The gross profit, as a percentage of sales, was 13 percent in the third quarter of 1996 versus 15 percent in the third quarter of 1995.

     SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense was $9.2 million in the third quarter of 1996, $0.5 million higher than the third quarter of 1995. Selling and administrative expenses represented 7 percent of net sales in 1996 which matched the comparable period in 1995.

     OPERATING INCOME. Operating income for the Company for the third quarter of 1996 of $3.9 million was $5.4 million lower than the $9.3 million recorded for the same period in 1995.

     Steel Making Segment. The Steel Making Segment recorded a $1.5 million loss from operations in the third quarter of 1996, down $6.2 million from 1995. The significant decline in earnings in the third quarter of 1996 was driven by higher labor, natural gas and other conversion costs. In addition, employee training costs to prepare for start-up of the Modernization and Expansion Project decreased third quarter 1996 results by $3.3 million. Somewhat offsetting these unfavorable items were sales of iron products contributing $1.0 million in the third quarter of 1996 compared to $1.2 million for the same period in the prior year. The slightly decreased margin of iron products was due primarily to increased natural gas costs. Sales to external customers were 4 percent higher than last year's comparable period, and shipments to the Steel Fabricating Segment were only slightly higher than in the third quarter of 1995. Approximately 62 percent of flat-roll shipments and 69 percent of gross profit in 1996 was attributable to external customers while the remainder was generated by sales to the Steel Fabricating Segment, as compared to 60 percent of shipments and gross profit in the prior year.

     Steel Fabricating Segment. The Steel Fabricating Segment's operating income of $5.3 million for the third quarter of 1996 was $0.8 million higher than in last year's comparable period, resulting primarily from increased shipments and lower raw material costs. Partially offsetting the above mentioned favorable items were decreased selling prices for tube products.

     INTEREST INCOME / EXPENSE. Interest income for the third quarter of 1996 totaled $1.0 million, falling below the third quarter of 1995 by $2.4 million. The decrease in interest income is the result of reduced on-hand cash and investment balances resulting from progress payments for the construction of the Modernization and Expansion Project. Interest expense of $0.3 million for the third quarter of 1996 was below the same period of the prior year by $4.1 million resulting from the increased capitalization of interest costs associated with the Modernization and Expansion Project. In the third quarter of 1996 and 1995, interest costs of $9.3 million and $4.2 million, respectively, were capitalized as part of the Modernization and Expansion Project. The Company will cease capitalization of interest costs upon completion and start-up of the Modernization and Expansion Project which will occur in the fourth quarter of 1996.

     INCOME TAX EXPENSE. Income tax expense in the third quarter of 1996 totaled $1.9 million based on an effective tax rate of 40 percent as compared to the $3.0 million in 1995's third quarter, based on a 36 percent effective tax rate. The increase in the effective tax rate is primarily attributable to the lower levels of tax exempt investment earnings realized in 1996.

     NET INCOME. The Company recorded earnings of $2.9 million, or $0.25 per share in the third quarter of 1996 versus income of $5.3 million, or $0.45 per share, recorded in the third quarter of 1995. Per share amounts for 1996 and 1995 are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the three month periods (11,631,654 in 1996 and 11,610,259 in 1995).


Nine Months Ended September 29, 1996 as compared to Nine Months Ended September 24, 1995

     NET SALES. Consolidated net sales of $378.3 million for the first nine months of 1996 were $11.6 million, or 3 percent, lower than net sales in the same period of 1995. Lower selling prices resulted in a $13.5 million decrease in sales, while slightly higher sales volume of $1.9 million somewhat offset the decrease versus last year's comparable period.

     Steel Making Segment. Net sales for the Steel Making Segment of $255.3 million in the first nine months of 1996 were $7.4 million, or approximately 3 percent, below last year's comparable period. Sales to unaffiliated customers decreased 3 percent to $169.7 million while intersegment sales of $85.5 million were 2 percent lower than in the first nine months of 1995. The decrease in the Steel Making Segment's net sales was the result of a 4 percent decrease in average selling prices and slightly lower flat-rolled and semi-finished shipments. Sales of iron products increased during the period to a total of $32.9 million as compared to $25.6 million for the same period in the prior year, while semi-finished product sales decreased $6.5 million.

     Steel Fabricating Segment. Steel Fabricating Segment net sales of $209.8 million in the first nine months of 1996 were $5.8 million, or 3 percent lower than the comparable period in the prior year. The majority of the $5.8 million decrease in sales was caused by lower selling prices for tube products while lower shipments for jacks and tools accounted for the remainder of the reduction in sales as compared to last year's first nine months.

     GROSS PROFIT. The gross profit for the first nine months of 1996 of $45.0 million was $21.1 million lower than the gross profit recorded during last year's comparable period. The substantial decrease in gross profit was due principally to lower average selling prices for the Company's products and significant increases in operating costs for the Steel Making Segment as compared to the first nine months of 1995.

     SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expenses for the first nine months of 1996 and 1995 were $26.5 million and $26.3 million, respectively, approximating 7 percent of sales in each period.

     OPERATING INCOME. Operating income for the Company for the nine months ended September 29, 1996 was $12.1 million as compared to operating income of $39.8 million in the first nine months of 1995.

     Steel Making Segment. The Steel Making Segment recorded an operating loss of $3.5 million compared to the $23.4 million of income recorded in the first nine months of 1995. The loss was driven by a 4 percent decrease in selling prices reducing results by $12.1 million. Flat-rolled and semi-finished shipments to external customers were approximately 16,000 tons or 5 percent lower than last year's comparable period while shipments to the Steel Fabricating Segment were 1,500 tons, or 1 percent higher than in the first nine months of 1995. Also contributing to the Steel Making Segment's loss for the first nine months of 1996 were higher costs relating to the purchase and usage of natural gas along with increased maintenance and repair and labor costs. Finally, employee training and start-up costs for the Modernization and Expansion Project decreased income from operations by $6.4 million as compared to the prior year. Somewhat offsetting the decreased shipments and increased costs were increased iron product sales contributing $3.5 million in the first nine months of 1996 versus $2.0 million in the same period of the prior year. Approximately 61 percent of shipments and 65 percent of gross profit in 1996 were attributable to external customers while the remainder was generated by sales to the Steel Fabricating Segment. In 1995's first nine months, the Steel Making Segment shipped 62 percent of shipments to and derived 64 percent of its gross profit from external customers.

     Steel Fabricating Segment. The Steel Fabricating Segment's operating income of $15.6 million for the first nine months of 1996 was $0.8 million lower than in last year's comparable period with virtually all of the decrease related to slightly higher production costs.

     INTEREST INCOME/EXPENSE. Interest income for the first nine months of 1996 totaled $4.9 million, falling below the first nine months of 1995 by $6.3 million due to decreased cash balances reflecting progress payments for construction of the Modernization and Expansion Project. Interest expense of $1.2 million for the first nine months of 1996 was lower than the same period of the prior year by $16.9 million resulting from increased capitalization of interest expense associated with the Modernization and Expansion Project. In the first nine months of 1996, interest expense of $26.6 million was capitalized as part of the Modernization and Expansion Project compared with $8.0 million in the prior year comparable period. The Company will cease capitalization of interest costs subsequent to the completion and start-up of the Modernization and Expansion Project which will occur in the fourth quarter of 1996.

     INCOME TAX EXPENSE. The income tax expense for the first nine months of 1996 totaled $6.3 million based on a 40 percent effective tax rate as compared to the $12.4 million expense in the first nine months of 1995, based on a 36 percent effective rate. As indicated in the quarter as compared to quarter discussion, the increase in the effective tax rate for 1996 is primarily attributable to the lower levels of tax exempt investment income earned in 1996.

     NET INCOME. The Company recorded earnings of $9.5 million, or $0.82 per share, in the first nine months of 1996 versus the $22.1 million, or $1.90 per share, recorded in the first nine months of 1995. Per share amounts for 1996 and 1995 are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the nine month periods (11,617,902 in 1996 and 11,604,437 in 1995).

LIQUIDITY AND CAPITAL RESOURCES


At the end of the third quarter, the Company's cash and cash equivalents balance was $43.2 million, down $9.8 million from the December 31, 1995 balance. At September 29, 1996, the Company had total liquid investments of $57.0 million including cash and cash equivalents and short term investments, compared to $187.1 million in available funds at December 31, 1995.


Operating activities generated $26.6 million of cash in the quarter due to a combination of net income, an add-back of $10.0 million of non-cash depreciation, $9.8 million of non-cash accretion on the Company's Senior Discount Notes, and the remainder resulting from changes in working capital and other non-current accounts. Investing activities decreased cash $56.2 million as the sale of investments (net of purchases) of $120.3 million was more than offset by $174.7 million of capital expenditures, primarily related to the Modernization and Expansion Project, along with a $1.8 million contribution to the Company's steel processing joint venture. (Note: Capital expenditures include an account payable of $18.9 million at December 31, 1995 and $3.1 million at September 29, 1996. The amount payable at year-end 1995 was liquidated during the first quarter of 1996.)

Capital expenditures were $158.9 million for the first nine months of 1996. Total capital expenditures for the Modernization and Expansion Project were $139.9 million which included $96.0 million for current amounts paid and owing the general contractor, capitalized interest of $26.5 million, and other costs of $17.4 million directly relating to the Modernization and Expansion Project. The remaining $19.0 million of capital expenditures were primarily for the upgrade of the Company's management information systems and to a lesser extent the replacement and rehabilitation of various production facilities.

At September 29, 1996, the Company's long-term indebtedness was $306.6 million. Long-term debt increased $29.7 million in the first nine months of 1996 due partially to the accretion of Senior Secured Discount Notes of $9.8 million. In addition, on April 23, 1996 and September 25, 1996 the Company sold $11.3 million and $8.6 million of Environmental Improvement Revenue bonds, respectively. The net proceeds of these bonds will reimburse the Company for funds expended for the acquisition, construction and installation of solid waste disposal facilities that are part of the Modernization and Expansion Project. The bonds are secured by the Company's pledge of loan payments and an interest in the solid waste disposal facilities.

     Working capital of $99.3 million at the end of the third quarter of 1996 was $51.2 million lower than the year-end 1995 balance, reflecting progress payments for the construction of the Modernization and Expansion Project. The Company also currently has an unused working capital facility, of which $77.6 million remains available at September 29, 1996 as determined by a borrowing base calculation. The working capital facility agreement, which provides for borrowing up to $80.0 million based on collateral, was recently extended to August 1999. At September 29, 1996 the Company's ratio of debt to capitalization was .54 to 1.

     MODERNIZATION AND EXPANSION PROJECT. The hot-commissioning phase of the Modernization and Expansion Project began on October 3, 1996 when the
Company announced that its Steel Making Segment produced a test coil through its continuous thin slab caster and hot strip mill. The new facility is expected to replace the old facility by the middle of 1997. During this transition period the Company will continue to incur training costs as well as production inefficiencies related to the start-up of the new facility in 1996 and the decommissioning of the redundant operations in the existing facilities in 1997. The total amount of these transitional costs is expected to be approximately $15 million and will be charged to the Steel Making Segment operations. Additionally, interest costs (approximately $2.9 million per month) previously capitalized as a cost of construction, will be charged to the operations of the new facility coincident with its start-up in the fourth quarter of 1996. Depreciation expense will also commence with the start-up of the new facility, approximating $2.0-$2.5 million per month. All of these charges will significantly reduce the results of operations of the Steel Making Segment in the fourth quarter of 1996 and during the start-up phase of operations in the first half of 1997.

OUTLOOK. The Company anticipates an operating loss in the fourth quarter of 1996. As mentioned in the above discussion of the Modernization and Expansion Project, the start-up phase of the new facility will include training costs, production inefficiencies, and the commencement of depreciation expense, along with previously capitalized interest costs being charged to current operations. In addition, despite stabilized steel selling prices, significantly reduced sales and margins related to iron products and higher operating costs in the Steel Making Segment's existing facility (including labor, energy, and raw material) are expected in the fourth quarter of 1996 and the first half of 1997. While the Company expects second-half 1997 results to benefit from the full operations of the Modernization and Expansion Project, the transition expenses in the first half of the year will prevent the Company from realizing the total annual benefits of the new facility until 1998.

Actual events might materially differ from those projected in the above forward looking statements. The timely arrival, successful installation and testing of major equipment and computer systems are important assumptions in the Company's projection of a second-half start-up of the new facility. If the new facility is not completed in a timely manner or materially exceeds the Company's cost expectations; if there are substantial unexpected production interruptions or other start-up difficulties; if the new facility fails to achieve the production levels; if quality levels or performance objectives represented and guaranteed by the equipment suppliers and turn-key general contractor (although mitigated by liquidated damages of up to 30% of the contract) are not achieved,the competitive and financial position of the Company could be materially adversely affected. In addition to uncertainties with respect to the Modernization and Expansion Project, forward looking statements regarding all of the Company's businesses, but particularly the Steel Making Segment, are based on various economic assumptions. The assumptions include projections regarding: selling prices for the Company products; costs for labor, energy, raw material, supplies, pensions and retiree medical care; volume or units of product sales; competitive developments in the marketplace by domestic and foreign competitors and the competitive impact of new facilities which are expected to compete with the Company's products; general economic developments in the United States affecting the business of the Company's customers, and similar events which may affect the costs, price or volume of products sold by the Company.

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

     SUBSEQUENT EVENT. On October 25, 1996, the Company reached an agreement with the United Steel Workers on a mid-term wage reopener. The six-year contract which was ratified on October 1, 1993 provided for a mid-term renegotiation of specific wage and benefit issues. The recent settlement was largely consistent with the pattern established within the steel industry.

     PART II.     OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)
      (1)  Exhibit 15 - Letter Regarding Unaudited Interim Financial
           Information

      (2)  Exhibit 27 - Financial Data Schedule


(b)   Reports on Form 8-K

      (1) Report on Form 8-K dated September 25, 1996 reported the issuance of $8.6 million of tax-exempt bonds, and the listing by the New York Stock Exchange of the Company's Senior Secured and Senior Secured Discount Notes.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     ACME METALS INCORPORATED





Date: November 12, 1996      By:     /s/ Jerry F. Williams
                                -----------------------------------------------
                                     Jerry F. Williams
                                     Vice President - Finance and Administration
                                     and Chief Financial Officer
                                     (Principal Financial Officer)

                             By:     /s/ Gregory J. Pritz
                                -----------------------------------------------
                                    Gregory J. Pritz
                                    Controller
                                    (Principal Accounting Officer)