Form 10-K405
period 1996-12-29
ACME METALS INC /DE/
filed 1997-03-18
CIK 883702

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996 OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                Securities registered pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                                ON WHICH REGISTERED
            -------------------                               ---------------------
Common Stock, par value $1.00                      New York Stock Exchange
Preferred Share Purchase Rights                    New York Stock Exchange
12 1/2% Senior Secured Notes due 2002              New York Stock Exchange
13 1/2% Senior Secured Discount Notes due          New York Stock Exchange
2004

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No ___

     The aggregate market value as of March 3, 1997 of common stock, par value $1.00, held by non-affiliates of the Registrant was: $190,804,709.

     Number of shares of Common Stock outstanding as of March 3, 1997, 11,628,323.

     The following document is partially incorporated into this report by reference:

(1) Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled for April 24, 1997 is partially incorporated by reference into
    Part III, Items 10, 11, 12 and 13.
================================================================================

                            ACME METALS INCORPORATED
                        1996 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                       PART I
Item 1.     Business....................................................      3
Item 2.     Properties..................................................      8
Item 3.     Legal Proceedings...........................................      8
Item 4.     Submission of Matters to a Vote of Security Holders.........     14
                                      PART II
Item 5.     Market for the Company's Common Stock and Related
            Shareholder Matters.........................................     14
Item 6.     Selected Financial Data.....................................     16
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     18
Item 8.     Financial Statements and Supplementary Data.................     26
Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................     26
                                      PART III
Item 10.    Directors and Executive Officers of the Company.............     27
Item 11.    Executive Compensation......................................     28
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     28
Item 13.    Certain Relationships and Related Transactions..............     28
                                      PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................     28

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

     Acme Steel Company undertook a further reorganization in May, 1992 when Acme Metals Incorporated ("Company") was formed and became the parent of Acme Steel Company ("Acme"), and Acme's former subsidiaries, Acme Packaging Corporation ("Packaging"), Alpha Tube Corporation ("Alpha"), and Universal Tool & Stamping Company, Inc. ("Universal"). The Company had publicly traded on NASDAQ since 1986, but began trading on the New York Stock Exchange in May, 1996. The Company has also traded on the Toronto Stock Exchange since 1994.

     The principal business activities of the Company consist of two separate industry segments, namely:

     Steel Making Segment

        Acme Steel Company -- an integrated iron and steel producer

     Steel Fabricating Segment

        Acme Packaging Corporation -- steel strapping and strapping products Alpha Tube Corporation -- welded steel tube products
        Universal Tool & Stamping Company, Inc. -- auto and light truck jack products

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company reports its operations by two industry segments, Steel Making and Steel Fabricating. Financial information about the Company's industry segments is contained in the Business Segments section of the Notes to Consolidated Financial Statements on pages 54-56.

(C) NARRATIVE DESCRIPTION OF BUSINESS

     Steel Making Segment

     Acme is a fully integrated producer of steel products. Acme's line of products is concentrated on the manufacture of flat-rolled steels, including sheet and strip steel. In the flat-rolled steel market, Acme specializes in producing carbon steels, especially mid- and high-carbon, alloy, and high-strength low-alloy steels. The principal markets served by Acme include automotive, agricultural, industrial, fastener, pipe and tube, processor, and tool manufacturing industries. The Company's Steel Fabricating Segment consumes approximately 30 - 40 percent of Acme's steel production. Acme's focus on external customers is centered around customers whose demand levels and metallurgical requirements are for the small production quantities available from Acme's facilities. Acme's sales represented about 44, 45, and 44 percent of total Company sales in 1996, 1995, and 1994, respectively.

     Acme's facilities are located in Riverdale and Chicago, Illinois, and include the following plant facilities: coke ovens, blast furnaces, pigging machines, basic oxygen furnaces, rolling mill, slab grinder, hot strip mill, pickle lines, cold mills, annealing furnaces, slitter lines, and cut-to-length lines. In addition, Acme has completed construction of a continuous thin slab caster and hot strip mill ("Modernization and Expansion Project") adjacent to its Riverdale steel making operation and is currently commissioning the new facility.

     Acme is the smallest integrated steel producer in the U.S. with a current annual hot band shipping capability of approximately 720,000 tons, which is expected to increase to approximately 970,000 tons when the Modernization and Expansion Project reaches full production capability (see discussion under section (e) entitled Modernization and Expansion Project). This compares with total U.S. shipments of all steel products of approximately 104 million tons.

     Steel Fabricating Segment

     Packaging, which was incorporated as a separate entity in December 1991, is one of the two major domestic producers of steel strapping and strapping tools in North America and, by management estimates, shares approximately 80 percent of the domestic market equally with its primary competitor. Strapping represented approximately 33 percent of the Company's sales in 1996 and 32 percent in 1995 and 1994. Principal markets served by Packaging include the agricultural, automotive, brick, construction, fabricated and primary metals, forest products, paper and wholesale industries. Packaging receives all of its flat-rolled steel supply from Acme.

     Packaging currently manufactures its products in four steel strapping plants, located in Riverdale, Illinois; New Britain, Connecticut; Leeds, Alabama and Bay Point (formerly Pittsburg-West), California.

     Alpha, which was acquired in May 1989, is a leading producer of high quality welded carbon steel tubing used for furniture, recreational, contractor and automotive applications. Alpha receives a significant portion of its flat-rolled steel supply from Acme. Alpha markets its products to the appliance, automotive, construction, heating and cooling equipment, household and leisure furniture, material handling, recreational products, service center and truck exhaust industries. Alpha's sales represented approximately 16 percent of total sales for the Company in 1996 and 1994 and 15 percent in 1995.

     Alpha currently operates two tubing facilities in Toledo, Ohio, equipped with rolling mills for the production of steel tube and pipe. During the fourth quarter of 1996, Alpha Tube announced it will lease a built-to-specification manufacturing facility to consolidate both of the existing operations in Walbridge, Ohio. In addition, Alta Slitting Corporation which provided slitting capacity for Alpha and was shut down at the end of 1996, will be consolidated in the new facility. The new manufacturing facility will be leased under an operating lease and completed in early 1998.

     Universal, acquired in May 1987, produces automotive and light truck jacks, tire wrenches and accessories for the original equipment manufacturer ("OEM") market in North America. Management estimates that it currently holds a 30 percent share of the OEM market for auto and light truck jacks in North America. Universal receives the majority of its flat-rolled steel supply from Acme. Universal markets its products to domestic and foreign transplant automotive manufacturers and the automotive after market. Universal's sales were approximately 7 percent of total Company sales in 1996 and 8 percent in 1995 and 1994. Universal's production facilities, located in Butler, Indiana, include a computer assisted design and manufacturing system, and automated stamping and assembly lines.

     Employee Relations

     The Company has a work force of 2,840 employees, of which 664 are salaried and 2,176 are paid hourly. The unionized work force totals 2,012, or 71 percent of total employment. None of the salaried work force is unionized and the hourly work force at one site (Alpha) is non-union as well. The Company's relationships with the unions are good. There have been no strikes or work stoppages at any location since the Company's purchase of the plants in Connecticut, Alabama, California and Indiana. The last strike at the Riverdale and Chicago locations was in 1959 during a major steel industry work stoppage. In addition, the Company instituted Cooperative Partnership (formerly administrated under the Labor Management Participation Team and the Total Quality Improvement Program) in 1996 as a vehicle for problem solving in a team environment to establish standards to achieve the highest quality product from the existing facilities. Union members participate extensively in these two programs.

     The Company has a contract in place with the United Steelworkers covering approximately 1,647 employees at the Acme and Packaging operations in Chicago and Riverdale, Illinois. The contract expires in 1999 and contains a no-strike provision. The six-year contract which was ratified on October 1, 1993 provided for a mid-term renegotiation of specific wage and benefit issues. On October 25, 1996, the Company reached an agreement with the United Steelworkers on the mid-term wage reopener. The settlement was largely consistent with the pattern established within the steel industry.

     Raw Materials

     Acme's principal raw materials are iron ore and coal. Iron ore requirements are expected to continue to be satisfied through an equity interest in Wabush Mines in Newfoundland (Labrador) and Quebec, Canada and through term contracts and purchases on the open market. Acme is required to pay its proportionate share of all fixed operating costs, regardless of the quantity of ore received, plus the variable operating costs of minimum ore production for the Company's account. Normally, the Company reimburses the joint venture for these costs through its purchase of ore. During 1996, Acme acquired approximately 41 percent of its iron ore needs from Wabush under this agreement with the balance of ore requirements at a competitive delivered cost. Coal requirements are expected to be satisfied through term contracts and purchases on the open market. The Company believes Acme's sources of iron ore, coal and other raw materials are adequate to provide for its foreseeable needs.

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

     Backlog; Trademarks; Patents

     None of the Company's subsidiaries had a significant amount of backlog at December 29, 1996 and neither the Company nor its subsidiaries hold any patents, trademarks, licenses or franchises which are deemed material to its overall business.

(D) COMPETITIVE CONDITIONS FOR THE STEEL MAKING SEGMENT

     General Steel Market

     The U.S. integrated steel industry has suffered economically in the past decade due to increased competition from mini-mills, foreign competition (often government subsidized), increasing costs associated with government-mandated environmental regulations and high labor and benefit costs.

     U.S. domestic shipments for flat-rolled steel products have averaged approximately 45-50 million tons per year for the last three years. While total U.S. shipments of steel have grown by an average of 2.4 percent per year since 1982, steel exports by U.S. producers have accounted for most of that growth. Domestic steel consumption has been essentially flat over the past ten years.

     The industry has raw steel production capacity estimated to be 110 to 117 million tons. In addition, over 90 percent of current U.S. steel production is continuously cast. These two factors together with the industry's ongoing successful efforts to improve productivity and reduce costs have contributed to significant downward pressure on the price of steel in the marketplace. Real steel selling prices have fallen at an annual rate of 3.5 percent over the past decade although beginning in 1996 pricing pressure stabilized.

     Over the long-term, steel prices will be set by the lowest cost producers and the lowest costs will be attained through the implementation of new technologies. The flat-rolled steel market provides strong evidence of this downward trend in real steel prices due to decreasing costs. Technological innovation is likely to continue in the steel industry and producers will be required to achieve significant, sustainable cost reductions to succeed.

     Special Grade Market

     This component of the flat-rolled market represents the medium-carbon, high-carbon, high-strength low-alloy and alloy markets. The total annual market is approximately 3 million tons, of which Acme's share is estimated to be 6 to 7 percent. However, in the portion of the market where Acme is not facility-limited (where customers can use narrow widths and have no continuous cast requirement), it holds an approximately 30 percent share. Acme's principal customer markets are agricultural, industrial, tools, conversion, automotive components and construction.

     Low Carbon Flat-rolled Market

     Flat-rolled products comprise approximately 50 percent of the U.S. steel market, or about 45-50 million tons per year, of which the majority is in low-carbon sheet and strip. Acme's share is estimated to be less than 1 percent. The key end users are automotive OEMs, automotive stampers, can and container manufacturers, the construction industry, appliance makers, tubing manufacturers and steel service centers.

     Acme's Competitive Position

     For commercial sales to unaffiliated customers, Acme currently competes in the low-, mid- and high-carbon and alloy steel markets. Acme has numerous competitors composed principally of steel service centers, a substantial portion of which use imported steel and, to a lesser extent, other small integrated mills.

     Acme faces the same challenges as the rest of the steel industry. Because of Acme's high overall cost structure resulting from its existing outmoded steel finishing process (which is currently being replaced by the Modernization and Expansion Project) and the competitive forces affecting the entire steel industry, the traditional integrated steel making process has proven to be only marginally profitable even at the upper end of the business cycles. Therefore Acme embarked on a Modernization and Expansion Project which is discussed below in section (e) entitled Modernization and Expansion Project.

(E) THE MODERNIZATION AND EXPANSION PROJECT

     Acme's existing steel rolling mill facilities cannot produce a coil which is large and wide (more than 30 inches) enough to satisfy the needs of many users of flat-rolled steel. In addition, the existing physical limitations of the mill facilities do not allow Acme to fully utilize its existing raw steel manufacturing capability. Further, large users increasingly demand continuously cast materials, and many other users prefer such materials.

     Since 1982, a number of U.S. steel mills have constructed conventional thick slab continuous casting production facilities. Currently, about 85 percent of U.S. steel mills producing sheet, strip, and plate utilize conventional thick slab casting.

     The conventional thick slab facilities are a technological step behind the new continuous thin slab casting facilities, which eliminate the extra heating and rolling necessary to flatten thick slabs to an appropriate dimension. At present there are 7 operating continuous thin slab casting facilities in North America, which have a combined estimated capacity of 10.0 million tons per year. In addition, new construction or expansion of existing thin slab casting facilities will increase estimated combined capacity by 9.0 million tons. Of the companies currently using or planning to construct continuous thin slab casters, only one company other than Acme is planning to use basic oxygen furnace steel. Most of these new installations use or will use scrap steel as their raw material.

     The Modernization and Expansion Project commenced in August of 1994 coincident with the completion of the financing. During the fourth quarter of 1996 the Company completed the construction phase of the Modernization and Expansion Project and is currently in the commissioning phase. The final cost, including equipment, ancillary facilities and construction, is expected to be approximately $392 million excluding capitalized interest costs and certain internal costs directly related to the Modernization and Expansion Project. In addition, Acme ceased capitalizing the interest expense associated with the Modernization and Expansion Project midway through the fourth quarter of 1996. The total capitalized interest expense was $48.0 million, which was added to the cost of the Modernization and Expansion Project and will be amortized over the lives of the related assets. The Modernization and Expansion Project will include facilities for both the continuous casting of thin steel slabs (approximately 2" in thickness and 60" in width) ("Caster") and the hot rolling of those slabs into sheet steel ("Mill") and was constructed in a new building on a site adjacent to Acme's existing steel making facilities. Steel production at Acme's existing steel rolling mill facilities will be gradually reduced and completely shut down in the middle of 1997. When fully operational, the Modernization and Expansion Project should be capable of producing Acme's anticipated product mix. When the Modernization and Expansion Project reaches full production capability it is expected to substantially reduce manufacturing costs, increase shipping capabilities and broaden the range of products.

     The Modernization and Expansion Project involves substantial costs in addition to those for the construction of the facility itself. Prior to the start-up of the new facility, in the fourth quarter of 1996 the Company incurred training and pre-start-up costs totaling $9.9 million. In addition, during 1996, the Company incurred $4.7 million of production inefficiencies related to start-up of the new facility. In the first half of 1997, the Company expects to incur approximately $15 million of production inefficiencies, assuming the ramp-up of the new facility as well as the discommissioning of redundant operations are achieved in a manner consistent with the Company's projections.

(F) JOINT VENTURE

     On February 27, 1996, Acme and its joint venture partner began construction of a $30 million state-of-the-art steel coil processing plant. The new facility is located in Chicago adjacent to Acme's Riverdale steel making operations. The new facility will pickle, oil, slit and package wide steel coils produced by Acme's Modernization and Expansion Project. The joint venture will further enhance Acme's ability to provide precise customer specifications of superior quality steels with highly competitive lead times. Acme is a minority equity participant with a 40 percent interest for a total contribution of $3.5 million. The joint venture began limited operations during the fourth quarter of 1996. Full operations are expected to be achieved by mid-1997.

(G) COMPETITIVE CONDITIONS FOR THE STEEL FABRICATING SEGMENT

     Acme Packaging. In the steel strapping market, Packaging's primary competitor is ITW Signode, a division of Illinois Tool Works, Inc., which management believes has a U.S. market share approximating that of Packaging. The Company believes Packaging's strong market position is attributable to (i) a broad product line, (ii) high quality, low cost strapping produced in modern facilities, (iii) the location of its production facilities in close proximity to a broad customer base and (iv) the benefits of a close relationship with Acme, which supplies all of Packaging's steel. The steel strapping market, however, is a mature market that is not expected to grow significantly in future years. Furthermore, competition from plastic strapping, especially the higher strength polyester products, is expected by the Company to intensify in the traditional steel strapping markets of lumber, paper, textiles, wood and synthetic fibers, primarily due to improvements in product strength characteristics. As a result, Packaging is installing two plastic strapping manufacturing lines to strengthen its competitive position in the marketplace. The new strapping lines are expected to be operational in late 1997.

     Alpha Tube. Alpha operates in a highly competitive market characterized by numerous participants with widely varying capabilities. Alpha's customers are increasingly demanding products with increased formability, greater gauge control and lighter weight in combination with higher strength and different steel chemistries. Customers, especially in the automotive market, also are increasingly demanding just-in-time inventory delivery, which has the effect of increasing inventory carrying costs at the tubing manufacturer level.

Unlike Alpha, many of its competitors compete only on price and generally offer little or no technical service. Alpha recently announced the beginning of its consolidation project (see section (c) of Item (1)) which will improve its material handling capability resulting in increased capacity of large diameter tubing and lower operating costs.

     Universal. Universal's primary competitor in the automobile and light truck jack market is the Canadian based Seeburn Division of Ventra Group, which has a North American market share slightly larger than that of Universal. Universal competes in a limited market characterized by large purchasers with significant buying power.

ITEM 2. PROPERTIES

     The Company, through its subsidiaries, has facilities throughout the United States.

     Acme's principal properties consist of an iron-producing plant in Chicago, Illinois, an ingot producing and narrow steel rolling mill facilities (the "Existing Steel Plant") and a continuous thin-slab caster and seven stand hot strip mill (the "CSP Plant"), both in Riverdale, Illinois. These facilities include blast furnaces, coke ovens, pigging machines for the production of molten iron and pig iron, basic oxygen furnaces and rolling mills for the production of flat-rolled steel, as well as the CSP Plant. During 1997, the operations of the Existing Steel Plant which have been made redundant by the operations at the CSP Plant will be decommissioned. Acme also owns equity interests in raw material (iron ore) mining ventures in Newfoundland, and Quebec, Canada. In addition, during 1996 Acme and a joint venture partner began construction of a processing facility in Chicago, adjacent to the Riverdale operations, for the pickling, oiling, slitting and packaging of steel products. This facility, which began limited operations during the fourth quarter of 1996, is expected to achieve full operations by mid-1997.

     Packaging's principal properties consist of steel strapping plants, which include slitting and painting equipment, in Riverdale, Illinois; New Britain, Connecticut; Leeds, Alabama; and Bay Point, California.

     Alpha currently has two leased facilities located in the Toledo, Ohio metropolitan area, which include two manufacturing and office buildings and rolling mills for the production of welded steel tubing. Until December 31, 1996, Alta Slitting, a related subsidiary, operated a leased plant in the Toledo area which slit steel for Alpha. Alta's operation will be consolidated under Alpha's new facility discussed below. During the fourth quarter of 1996, Alpha entered into an operating lease with respect to a new facility under construction in Walbridge, Ohio, near Toledo, in which it will consolidate the operations currently conducted at its two existing facilities and formerly conducted at the Alta Slitting facility. This consolidated facility is expected to be completed in early 1998.

     Universal's facilities are located in Butler, Indiana and include a manufacturing and office building, a computer assisted design and manufacturing system, and automated forming and assembly lines.

     All of these properties are owned in fee except for the Alpha facilities. The current Alpha facilities are leased, with one lease expiring in April 1998 and the other in February 1999. The consolidated facility under construction will be leased as discussed above.

     In the opinion of management, the manufacturing facilities of the Company's subsidiaries are properly maintained and their production capability is adequate to meet their requirements.

ITEM 3. LEGAL PROCEEDINGS

(A) GENERAL

     Pursuant to an Agreement and Plan of Reorganization as of March 5, 1986, the Company (prior to the Company's 1992 reorganization, the Company was Acme Steel Company, now a subsidiary and formerly called Interlake, Inc. hereinafter referred to as the "Company") and Interlake, its former parent company, entered into a Tax Indemnification Agreement ("TIA"). The TIA generally provides for Interlake to indemnify the Company for certain tax matters. Per the TIA, Interlake is solely responsible for any additional income taxes it is assessed for adjustments relating to all tax years prior to 1982. With respect to any additional income taxes that are finally determined to be due with respect to the tax years beginning in 1982 through the date of the "Spin-Off" (as said term is identified in the Reorganization documents), the Company is responsible for taxes relating to "Timing Differences" related to the Company's "Continuing Operations." A "Timing Difference" is defined generally as an adjustment to income, deductions or credits which is required to be reported in a tax year beginning subsequent to 1981 through the Spin-Off, but which will reverse in a subsequent year. "Continuing Operations" is defined generally as any business and operations conducted by the Company as of the Spin-Off date. Interlake is principally responsible for any additional income taxes the Company is assessed relating to all other adjustments prior to the Spin-Off.

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

(B) ENVIRONMENTAL

     In addition to the general matters noted above, the operations of the Company and its subsidiary companies are subject to numerous Federal, state and local laws and regulations providing a comprehensive program of controlling the discharge of materials into the environment and remediation of certain waste disposal sites by responsible parties for the protection of public health and the environment. Various Federal and state occupational safety and health laws and regulations also apply to the work place environment.

     These current environmental control requirements are comprehensive and continue to reflect a long-term trend towards increasing stringency as these laws and regulations are subject to periodic renewal and revision. The Company expects these requirements will continue to become even more stringent in future years. The U.S. EPA's proposal for revision of the National Ambient Air Quality Standards for particulate matter and ozone are recent examples of this trend.

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

     The Company has made substantial capital investments in environmental control facilities to achieve compliance with these laws, incurring expenditures of $5.7 million for environmental projects (exclusive of any such expenditures related to the Modernization and Expansion Project) in the period from 1994 through 1996. The Modernization and Expansion Project is being constructed under a lump sum fixed price contract of which it is estimated that $9.8 million and $12.1 million was capitalized in 1996 and 1995 for environmental compliance excluding capitalized interest. The Company anticipates making further capital expenditures of approximately $0.7 million for environmental projects during 1997 relating to existing facilities to maintain compliance with these laws; and during 1997 it estimates a minimal amount will be expended for environmental expenditures related to the Modernization and Expansion Project. In addition, maintenance, depreciation and operating expenses attributable to installed environmental control facilities are having, and will continue to have, an adverse effect upon the Company's earnings. Although all of the Company's operating subsidiary companies are affected by these laws and regulations, similar to other steel manufacturing operations, they have had, and are expected to continue to have, a greater impact upon the Company's steel manufacturing subsidiary than on the Company's other operating subsidiaries.

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

     Packaging is cooperating with the seller regarding the investigation and remediation of the contamination of this property by lead, and/or other substances and the appropriate remediation strategy. Discussions with the Alabama DEM regarding remediation plans for the site are ongoing. Packaging intends to vigorously pursue its remedies under the purchase and sale agreements with the seller.

     Administrative and Litigation Matters

     The Company, or its operating subsidiaries are currently involved in the following matters relating to administrative regulations which affect, or may affect, the operations, the permits or the issuance of permits; or litigation relating to the Company:

     Acme Steel Company -- NPDES Permit. In 1991, the Illinois Environmental Protection Agency ("IEPA"), issued Acme a permit, pursuant to the National Pollution Discharge Elimination System ("NPDES") regulating non-contact water discharges to the Calumet River from Acme's coke and blast furnace plant facilities. The NPDES permit contains strict temperature and storm water discharge limitations. Acme filed an appeal of certain conditions of the permit with the Illinois Pollution Control Board ("IPCB"); and on July 7, 1995 the IPCB granted Acme's Petition for an Adjusted Standard and relief from the temperature limitations. Subsequent to the IPCB's decision, Acme and IEPA engaged in negotiations to resolve these permit conditions; and, through modification of certain provisions in the permit and the implementation of best management practices, Acme anticipated achieving control of Acme's storm water discharge to an extent that it will achieve compliance with other permit conditions. On September 13, 1996, Acme received IEPA's new revised draft NPDES permit. Although this revised draft permit resolved all prior issues, it included for the first time additional discharge limits and biomonitoring requirements for certain chemicals used in the plant's water treatment system. Acme has furnished additional data to IEPA regarding these water treatment chemicals and is awaiting IEPA's issuance of a further revised NPDES permit.

     Removal Credits and Pretreatment. The Metropolitan Water Reclamation District of Greater Chicago ("MWRD") is a publicly owned treatment works ("POTW"). The MWRD applied to the U.S. Environmental Protection Agency ("U.S. EPA") for authority to revise categorical pretreatment standards to reflect the actual treatment provided by the MWRD for waste water discharged to the MWRD's POTW by industrial users ("Removal Credits"). These revised categorical standards, reflecting Removal Credits are essential for Acme to avoid expenditures for control of 4AAP phenol found in discharges from its coke by-products plant and for control of certain other pollutants. In 1987, the MWRD's application was denied by the U.S. EPA and the denial was upheld by the United States Court of Appeals for the Seventh Circuit. The U.S. EPA maintained that under the Clean Water Act and decisions of U.S. District Courts, it could not approve Removal Credits until it promulgated "sludge criteria."

     In 1993, the U.S. EPA promulgated sludge criteria which included the possibility of granting Removal Credits for phenols in certain circumstances. Acme petitioned the MWRD for Removal Credits. Following this petition, the MWRD again applied to the U.S. EPA for authority to grant Removal Credits. While this application was denied, the U.S. EPA stated that if the Agency amends its regulations with respect to phenol 4AAP, either as a result of the petition filed by the MWRD or independently, the MWRD may then resubmit its application.

     Acme, together with a similarly situated steel company, filed Comments and a Request for Reconsideration and Clarification concerning the 4AAP phenol component of U.S. EPA's Standards for Disposal of Sludges with the U.S. EPA and filed a Petition for Review of the U.S. EPA's decision with the Court of Appeals for the DC Circuit. Both the Comments and Request for Reconsideration and the Petition for Review are pending. The steel companies filed a motion with the DC Circuit Court to stay the appeal pending U.S. EPA's consideration of the Comments and Administrative Request for Reconsideration and Clarifications. The Court granted this Motion on September 14, 1994. On September 10, 1996 Acme filed, along with the other steel company, with U.S. EPA a phenol risk assessment document supporting the granting of Removal Credits for 4AAP phenol. To date, there has been no response or decision by U.S. EPA. Acme continues to challenge the U.S. EPA's denial of the Removal Credits application and pursue administrative and legal remedies. Acme could be subject to allegations it is in violation of currently applicable pretreatment standards and could be required to negotiate appropriate resolutions with the U.S. EPA and the MWRD resulting in the payment of penalties if its administrative and/or legal challenges are unsuccessful. In the event Acme is unsuccessful in its challenge of U.S. EPA's actions, capital expenditures required to bring its discharges to the MWRD into compliance with the current applicable pretreatment standards are estimated at approximately $6 million.

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

     The steel companies, including Acme, are engaged in discussions with the U.S. EPA and the IEPA regarding the need for these more stringent rules and what additional particulate emission controls, if any, may be appropriate or required under Federal law. These discussions and the Petition for Review are pending and no estimate can be made when U.S. EPA and IEPA will resolve these issues or whether additional emission controls will be required or the cost of such controls at this time.

     Acme Steel Company-Melt Shop Desulfurization Fugitive and Coke Plant Pushing Emissions. Following internal reviews of current desulfurization requirements, Acme determined that existing environmental controls for desulfurizing molten iron at its Riverdale, Illinois, melt shop were not satisfactory for the control of fugitive emissions from this process in view of the higher percentage of molten iron needing desulfurization as a result of increased market place demands for lower sulfur content in finished steel goods sold by Acme and future melt shop operations when the Modernization and Expansion Project is operational.

     Acme, after completion of its internal review and preliminary engineering evaluation, requested a meeting and began discussions with the U.S. EPA and IEPA in August 1994 regarding an improved fugitive emission control program. During these discussions, concerns were raised regarding fugitive emissions from the iron transfer station and Acme included this operation in its new emission control system. This emission control system was completed in the first quarter of 1996 at a total cost of approximately $2.8 million, including approximately $1 million for the control of emissions from the existing iron desulfurization and iron transfer operations. The balance of the expenditures were made for the control of other emission sources and improvements related to the Modernization and Expansion Project.

     Although discussions were ongoing with the U.S. EPA and installation of the new melt shop iron desulfurization, iron transfer and skimming emission control system was nearing completion, on February 7 and March 1, 1996 U.S. EPA issued two Notices of Violation ("NOV") seeking penalties for past violations and for any economic benefit which may have accrued to Acme by reason of a delay in achieving compliance with fugitive emission regulations for the iron desulfurization and transfer operations at the melt shop and pushing emissions at the Coke Plant under U.S. EPA's civil penalties policies. On April 10, 1996, a civil action was filed by the U.S. Attorney on behalf of U.S. EPA (U.S. vs. Acme Steel Company, U.S. Dist. C. N.D. Ill. E.D., Case No. 96 C 2076) seeking recovery of civil penalties with respect to emissions from its Riverdale steel plant melt shop. This action is currently pending and in the early stages of discovery. Therefore, the Company is unable to predict the outcome of this litigation; or, if the outcome should be unfavorable, the amount of any civil penalties which may be assessed. The Company does not believe Acme incurred any economic benefits from delayed compliance with respect to these emissions and intends to vigorously oppose any efforts to assess such penalties against Acme.

     Bay Point, California -- California Proposition 65 -- Lead. On June 10, 1996, after service of a 60-day notice of intent to file suit, Communities for a Better Environment ("CBE") filed an action in the Superior Court of Contra Costa County, California (Communities for a Better Environment vs. Acme Packaging Corporation, et al., Case No. 96-02505) seeking injunctive and declaratory relief and civil penalties based on Packaging's alleged failure to warn residents near the plant of exposure to lead emissions from the Bay Point plant ("Proposition 65").

     Packaging vigorously denies it has violated the provisions of California's Proposition 65 regulations on lead exposure or failure to warn and is vigorously defending this action.

     This case is currently in the discovery phase and the Company is unable to predict the outcome of this action; or, if the outcome should be unfavorable, the amount of any civil penalties which may be assessed.

     Other Matters

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

     Pursuant to the terms of this Agreement, for a period of ten (10) years following the date of the Spin-Off (as said term is identified in the Reorganization documents), the Company undertook to defend, indemnify and hold Interlake and its affiliates harmless from and against any and all Claims, as that term is defined in the Agreement, occurring either before or after the date of the Reorganization and which arose out of or are related to the Acme Business, as that term is defined in the Agreement. The Acme Business is more specifically defined in the Agreement as the iron and steel and domestic U.S. steel strapping business as conducted by the Company on or about May 29, 1986.

     Similarly, and for the same period of time, Interlake undertook to defend, indemnify and hold the Company and its affiliates harmless from and against all Claims, as that term is defined in the Agreement, occurring either before or after the date of the Reorganization related to the operation of all businesses and properties currently owned, directly or indirectly, by Interlake or any subsidiary of Interlake (other than the Company and its affiliates) and relating to the Transferred Property, as that term is defined in the Reorganization Agreement (but excluding the Acme Business), and, any business and properties discontinued or sold by Interlake Inc. prior to May 29, 1986, including any discontinued or sold businesses or property which, if continued, would be part of the Acme Business. The indemnification by Interlake with respect to any Claims incurred in connection with or arising out of or related to the Interlake Business, as that term is defined more specifically in the Agreement, includes but is not limited to environmental matters relating to the Interlake Businesses whether brought by governmental agencies or private entities. These environmental matters include, without limitation, the lawsuit captioned People of the State of Illinois v. Waste Management of Illinois, Interlake, Inc. and First National Bank of Western Springs, Circuit Court of Cook County, Illinois (No. 85 L 30162); the disposal of materials at the landfill operated by Conservation Chemical located at Gary, Indiana, to the extent such materials originated at the plant of Gary Steel Company; and, operation of facilities by predecessors of Interlake, Inc. at Duluth, Minnesota.

     Pursuant to this Agreement, Interlake has provided the defense and paid all costs in the matter of City of Toledo v. Beazer Materials and Services, Inc., Successor-in-interest to Koppers Company, Inc., Toledo Coke Corporation, The Interlake Corporation, successor-in-interest to Interlake, Inc., The Interlake Companies, Inc., successor-in-interest to Interlake, Inc., Acme Steel Company, Successor-in-interest to Interlake, Inc., United States District Court, Northern District of Ohio, Western Division, Case No. 90 CV 7344, which is an action for declaratory and injunctive relief by the City of Toledo (the "City") to recover its past and future costs and damages associated with the presence of and release of hazardous substances, hazardous wastes, solid waste, industrial waste and other waste at or about approximately 1.7 acres of property located on Front Street in Toledo, Ohio which the City acquired from Toledo Coke Corporation for road widening purposes (the "Site"). On September 30, 1996, the City, Beazer East, Inc. (successor-in-interest to Beazer Materials and Services, Inc./Koppers Company, Inc.) and the Toledo-Lucas County Port Authority entered into an agreement regarding the completion and funding of roadwork and related environmental work; and, the City, Beazer East, Inc. and the Interlake Defendants (Acme Steel Company, The Interlake Corporation and The Interlake Companies, Inc.) entered into a settlement agreement wherein the City released Beazer East, Inc. and the Interlake Defendants from all claims and agreed to dismiss the City's action against these defendants. On October 10, 1996, the Court entered a consent order dismissing with prejudice all of the City's claims. The Court did not dismiss the cross-claims pending between Beazer East, Inc. and the Interlake Defendants. In November 1995, the Court granted the Interlake defendants' motion for summary judgement seeking indemnification by Beazer East, Inc. for any environmental liabilities owed to the City. Beazer filed its appeal of this decision. On November 22, 1996, the U.S. Sixth Circuit Court of Appeals reversed the District Court's summary judgment order in favor of the Interlake Defendants and remanded the indemnification issue back to the District Court for trial. This trial is now scheduled to commence in June 1997.

     Interlake also has and continues to provide indemnification to the Company for the Duluth, Minnesota, facility which has been designated as a Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, 42 U.S.C. Section 9601, et seq. (the "Duluth Site"). Interlake's estimate, obtained from publicly filed documents, of the potential remediation costs of contaminated soils pursuant to a plan approved on September 25, 1995 by the Minnesota environmental agency ("MPCA"), range from $4 million to $5 million. The soil remediation will, pursuant to Interlake's estimate, be substantially complete by mid-1997. The MPCA also requested Interlake to investigate and evaluate remediation alternatives for the underwater sediments at the Duluth Site. In March 1996, the MPCA named the successors of certain coal tar processors as additional parties responsible for a portion of the underwater sediments at the Duluth Site. Interlake reports its consultants have substantially completed an investigation of the sediments; and, based on this investigation, Interlake has commenced reviewing potential remediation alternatives with MPCA and other parties. Interlake indicates it is unable to provide meaningful estimates of the potential cost estimates of such remediation, if any is deemed appropriate, until the investigation is complete and remediation alternatives are reviewed with the MPCA.

     To date, Interlake has met its obligations under the Cross-Indemnification Agreement with respect to all matters covered therein affecting the Company, including those matters related to litigation and environmental matters. The Company does not have sufficient information to determine the potential liability of the Company, if any, for the matters covered by the Agreement in the event Interlake fails to meet its obligations thereunder in the future. In the event Interlake, for any reason, is unable to fulfill its obligations under the Cross-Indemnification Agreement, the Company could have increased future obligations which could be significant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the last quarter of the last fiscal year.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol AMI and on the Toronto Stock Exchange under the symbol AMK. As of March 3, 1997 there were 11,628,323 shares of Common Stock outstanding held by 5,560 shareholders of record.

     The (i) high and low sales price for the Common Stock as traded since May 21, 1996 on the New York Stock Exchange and (ii) high and low bid information for the Common Stock as traded until May 20, 1996 on the NASDAQ National Market System under the symbol ACME, on a quarterly basis for the two most recent fiscal years are as follows:

                  QUARTER                         1996         1995         1994
                  -------                         ----         ----         ----
First.......................................    18 3/4-13 3/4 19 1/4-14 1/2 27 1/4-17 1/2
Second......................................    19 -16 3/8   17 1/2-15 1/4 26 1/4-21 1/2
Third.......................................    17 1/2-13 7/8 18 1/4-15 1/4 26 1/2-21 1/2
Fourth......................................    21 5/8-17    17 1/4-13 3/4 22 3/4-15

     No dividends have been declared or paid on the Common Stock since the Company became a public company in 1986. Special payments in 1992 and 1988 reflected the redemption of preferred stock purchase rights. Certain covenants in the Company's debt instruments and agreements limit its ability to pay future dividends (see Notes to Consolidated Financial Statements titled Long-term Debt and Revolving Credit Agreement on page 48 hereof).

ITEM 6. SELECTED FINANCIAL DATA

TEN YEARS IN REVIEW (dollars in thousands except for per share data)
Certain amounts have been reclassified to conform with the 1996 presentation.

                                                                1996           1995
-------------------------------------------------------------------------------------
INCOME DATA
  Net sales                                                   $498,242       $521,619
-------------------------------------------------------------------------------------
  Gross profit                                                  50,465         84,448
-------------------------------------------------------------------------------------
  Income (loss) before income taxes, extraordinary items and
    cumulative effect of changes in accounting principle         5,093         44,135
-------------------------------------------------------------------------------------
  Income tax provision (credit)                                  2,426         15,889
-------------------------------------------------------------------------------------
  Net income (loss) before extraordinary items and
    cumulative effect of changes in accounting principle         2,667         28,246
-------------------------------------------------------------------------------------
  Extraordinary credit resulting from utilization of net
    operating loss
-------------------------------------------------------------------------------------
  Extraordinary expense item related to penalty on
    prepayment of debt
-------------------------------------------------------------------------------------
  Cumulative effect on prior years of changes in accounting
    principle
-------------------------------------------------------------------------------------
  Net income (loss)                                              2,667         28,246
=====================================================================================
PER SHARE DATA
  Income (loss) before extraordinary items and cumulative
    effect of changes in accounting principle                    $0.23          $2.44
-------------------------------------------------------------------------------------
  Extraordinary credit (expense) item
-------------------------------------------------------------------------------------
  Cumulative effect on prior years of changes in accounting
    principle
-------------------------------------------------------------------------------------
  Net income (loss)                                              $0.23          $2.44
-------------------------------------------------------------------------------------
  Shareholders' equity                                          $22.45         $21.42
-------------------------------------------------------------------------------------
  Weighted average shares outstanding (in thousands)            11,633         11,596
=====================================================================================
BALANCE SHEET
  Current assets                                              $182,837       $258,787
-------------------------------------------------------------------------------------
  Property, plant and equipment, net                           560,725        379,178
-------------------------------------------------------------------------------------
  Total assets                                                 805,749        754,743
-------------------------------------------------------------------------------------
  Current liabilities                                          115,940        108,330
-------------------------------------------------------------------------------------
  Long-term debt                                               310,085        276,831
-------------------------------------------------------------------------------------
  Shareholders' equity                                         260,701        248,111
=====================================================================================
CASH FLOWS
  Net cash provided by operating activities                     44,284         57,787
-------------------------------------------------------------------------------------
  Net cash used for investing activities                       (83,812)       (81,793)
-------------------------------------------------------------------------------------
  Net cash provided by (used for) financing activities          19,709            410
-------------------------------------------------------------------------------------
  Net increase (decrease) in cash                              (19,819)       (23,596)
=====================================================================================
RATIO ANALYSIS (PERCENT)
  Gross profit margin                                             10.1%          16.2%
-------------------------------------------------------------------------------------
  Pre-tax margin                                                   1.0%           8.5%
-------------------------------------------------------------------------------------
  Net margin                                                       0.5%           5.4%
-------------------------------------------------------------------------------------
  Return on shareholders' equity                                   1.1%(f)       12.0%(e)
-------------------------------------------------------------------------------------
  Debt as a percentage of capitalization                            54%            53%
=====================================================================================
ADDITIONAL INFORMATION
  Depreciation                                                $ 16,591       $ 13,613
-------------------------------------------------------------------------------------
  Capital expenditures                                         199,122        244,374
-------------------------------------------------------------------------------------
  Working capital                                               66,897        150,457
=====================================================================================

(a) Computed before cumulative effect on prior years of changes in accounting principle.

(b) Includes result of cumulative effect on prior years of changes in accounting principle and an $8.2 million reduction in shareholder's equity related to a minimum pension liability adjustment.

(c) Includes a $13.1 million reduction in shareholder's equity related to a minimum pension liability adjustment.

(d) Includes a $0.7 million increase in shareholder's equity related to a minimum pension liability adjustment.

(e) Includes a $3.8 million reduction in shareholder's equity related to minimum pension liability adjustment.

(f) Includes a $9.5 million increase in shareholder's equity related to minimum pension liability adjustment.

      1994        1993       1992       1991       1990       1989       1988       1987
==========================================================================================
    $ 522,880   $457,406   $391,562   $376,951   $446,042   $439,412   $412,453   $335,488
------------------------------------------------------------------------------------------
       76,288     45,223     29,546     27,748     36,712     51,886     54,493     31,314
------------------------------------------------------------------------------------------
       28,693     10,432     (4,522)    (3,050)     9,388     26,126     30,982     13,302
------------------------------------------------------------------------------------------
        9,935      4,173     (1,673)      (732)     3,755      9,926     12,393      6,360
------------------------------------------------------------------------------------------
       18,758      6,259     (2,849)    (2,318)     5,633     16,200     18,589      6,942
------------------------------------------------------------------------------------------
                                                                          1,010      6,041
------------------------------------------------------------------------------------------
       (1,787)
------------------------------------------------------------------------------------------
                            (50,323)
------------------------------------------------------------------------------------------
       16,971      6,259    (53,172)    (2,318)     5,633     16,200     19,599     12,983
==========================================================================================

      $2.38      $1.15     $(0.53)    $(0.43)     $1.05      $3.00      $3.22      $1.19
------------------------------------------------------------------------------------------
       $(0.22)                                                            $0.17      $1.03
------------------------------------------------------------------------------------------
                             $(9.32)
------------------------------------------------------------------------------------------
        $2.16      $1.15     $(9.85)    $(0.43)     $1.05      $3.00      $3.39      $2.22
------------------------------------------------------------------------------------------
       $19.31     $15.39     $16.55     $28.13     $28.65     $27.63     $24.62     $21.43
------------------------------------------------------------------------------------------
        7,873      5,439      5,396      5,373      5,356      5,393      5,776      5,856
==========================================================================================

    $ 273,842   $170,394   $148,860   $134,192   $126,497   $149,199   $102,572   $ 86,117
------------------------------------------------------------------------------------------
      148,829    115,539    120,689    129,730    133,419    116,552    104,024     99,285
------------------------------------------------------------------------------------------
      682,330    333,869    300,702    290,736    286,603    285,275    224,070    201,155
------------------------------------------------------------------------------------------
       81,391     77,197     59,425     50,027     50,026     57,683     66,331     51,511
------------------------------------------------------------------------------------------
      265,055     49,333     56,000     59,500     59,500     59,500      9,500      9,500
------------------------------------------------------------------------------------------
      223,278     83,203     89,295    150,664    152,370    147,106    130,390    124,775
==========================================================================================

       47,422     16,041     24,018     21,721     24,045     20,805     23,252     22,750
------------------------------------------------------------------------------------------
     (334,124)   (11,749)    (6,562)   (10,611)   (37,693)   (38,804)   (16,014)   (18,909)
------------------------------------------------------------------------------------------
      312,897     (3,072)        34       (443)      (328)    50,155    (15,410)     1,213
------------------------------------------------------------------------------------------
       26,195      1,220     17,490     10,667    (13,976)    32,156     (8,172)     5,054
==========================================================================================

         14.6%       9.9%       7.5%       7.4%       8.2%      11.8%      13.2%       9.3%
------------------------------------------------------------------------------------------
          5.5%       2.3%      (1.2)%(a)     (0.8)%      2.1%      5.9%      7.5%        4%
------------------------------------------------------------------------------------------
          3.3%       1.4%      (0.7)%(a)     (0.6)%      1.3%      3.7%      4.8%      3.9%
------------------------------------------------------------------------------------------
         11.1%(d)    7.3%(c)  (59.5)%(b)     (1.5)%      3.8%     11.6%       15%       11%
------------------------------------------------------------------------------------------
           54%        40%        40 %(b)       28 %       28%       29%        7%        7%
==========================================================================================

    $  15,514   $ 15,234   $ 14,705      $ 14,224   $ 13,031  $ 12,031  $ 10,742  $  9,873
------------------------------------------------------------------------------------------
       56,339     11,749      7,557        10,611     28,604    14,960     9,314     7,151
------------------------------------------------------------------------------------------
      192,451     93,197     89,435        84,165     76,471    91,516    36,241    34,606
==========================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage relationship that items in the Consolidated Statements of Operations bear to net sales.

                                                                          FOR THE YEARS ENDED
                                                              --------------------------------------------
                                                              DECEMBER 29,    DECEMBER 31,    DECEMBER 25,
                                                                  1996            1995            1994
                                                              ------------    ------------    ------------
Net sales.................................................        100.0%          100.0%          100.0%
Costs and expenses:
  Cost of products sold...................................         86.7            81.3            82.5
  Depreciation expense....................................          3.2             2.5             2.9
                                                                  -----           -----           -----
Gross profit..............................................         10.1            16.2            14.6
  Selling and administrative expense......................          7.1             6.8             6.4
  Training and Pre-start-up -- Modernization and Expansion
     Project..............................................          2.0
  Nonrecurring charge.....................................                                          1.8
                                                                  -----           -----           -----
Operating income..........................................          1.0             9.4             6.4
  Interest expense, net...................................         (0.1)           (1.3)           (1.2)
  Other -- net............................................          0.1             0.3             0.3
Income tax provision......................................          0.5             3.0             1.9
                                                                  -----           -----           -----
Net Income before extraordinary item......................          0.5             5.4             3.6
Extraordinary item, net of tax............................                                         (0.3)
                                                                  -----           -----           -----
Net income................................................          0.5%            5.4%            3.3%
                                                                  =====           =====           =====

Fiscal 1996 as compared to fiscal 1995

     NET SALES. Consolidated net sales of $498.2 million for the year ended December 29, 1996 were less than the prior year by $23.4 million. The lower sales level was a result of lower selling prices, $13.8 million, with decreased shipments accounting for the remainder.

     Steel Making Segment. In 1996, net sales for the Steel Making Segment of $335.3 million were $21.5 million, or approximately 6 percent below last year's comparable period. Sales to unaffiliated customers decreased 5 percent to $222.6 million while intersegment sales of $112.7 million were 8 percent lower than in 1995. The decrease in the Steel Making Segment's net sales was the result of a 4 percent decrease in average selling prices and lower flat-rolled and semi-finished shipments. Sales of iron products during the period of $39.6 million approximated the same amount in the prior year, while semi-finished product sales decreased $5.9 million compared to the prior year.

     Steel Fabricating Segment. Steel Fabricating Segment net sales of $277.2 million in 1996 were 4 percent lower than the comparable period in the prior year. Lower shipment volume accounted for $7.1 million of the sales decline while average selling prices decreased sales by $4.2 million versus last year.

     Sales of strapping and strapping tools of $163.5 million in 1996 were $3.4 million lower than sales in the previous year. Lower average selling prices decreased net sales by $1.0 million, with reduced shipment volume contributing $2.4 million to the sales decline.

     Steel tube sales for 1996 totaled $77.1 million, down 5 percent from the prior year. The $3.7 million reduction in sales was due almost entirely to lower average selling prices as shipments approximated the prior year. Average selling prices fell 4 percent, contributing to a decrease of $3.4 million in sales versus 1995.

     Sales of jacks and lifting tools for cars and light trucks totaled $36.6 million, a 10 percent decline from the prior year. The decrease versus last year was due almost entirely to lower sales volume, as selling prices remained consistent with the prior year.

     COMPARATIVE SALES BY SEGMENT. The table below summarizes the relative sales contribution of the products comprising the Company's business segments for the past three years.

                                                                1996    1995    1994
                                                                ----    ----    ----
Sheet and strip steel.......................................     33%     33%     38%
Semi-finished steel.........................................      2%      4%      4%
Iron products and other.....................................      9%      8%      2%
                                                                 --      --      --
TOTAL STEEL MAKING SEGMENT..................................     44%     45%     44%
                                                                 ==      ==      ==
Steel strapping and strapping tools.........................     33%     32%     32%
Welded steel tube...........................................     16%     15%     16%
Auto and light truck jacks..................................      7%      8%      8%
                                                                 --      --      --
TOTAL STEEL FABRICATING SEGMENT.............................     56%     55%     56%
                                                                 ==      ==      ==

     GROSS PROFIT. The gross profit for the year ended December 29, 1996 of $50.5 million was $34.0 million lower than last year, primarily reflecting lower selling prices for the majority of the Company's products and significant increases in operating costs in the Steel Making Segment. Gross profit, as a percentage of net sales, was 10.1 percent in 1996 versus 16.2 percent in last year's comparable period.

     SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense totaled $35.5 million (7.1 percent of net sales) and $35.6 million (6.8 percent of net sales) for the years ended 1996 and 1995, respectively.

     OPERATING INCOME. Operating income for the year ended December 29, 1996 was $5.0 million compared to $48.8 million for the year ended December 31, 1995. The significant decrease of $43.8 was primarily due to lower steel selling prices, higher Steel Making operating costs, and training and pre-start-up costs related to the Modernization and Expansion Project.

     Steel Making Segment. The Steel Making Segment recorded an operating loss of $14.9 million compared to the $28.5 million of income recorded during 1995. The loss was driven by a 4 percent decrease in selling prices reducing results by $12.6 million as compared to the prior period. Flat-rolled and semi-finished shipments to external customers were approximately 11,000 tons or 3 percent lower than last year's comparable period while shipments to the Steel Fabricating Segment were 13,000 tons or 5 percent lower than in 1995. Also contributing to the Steel Making Segment's loss for 1996 were higher costs relating to the purchase and usage of natural gas and utilities and other raw material costs along with increased maintenance, repair and labor costs. Employee training and pre-start-up costs of $9.9 million and production inefficiencies related to start-up of the Modernization and Expansion Project of $4.7 million also decreased income from operations as compared to the prior year. Finally, the Steel Making Segment began depreciating the new facility midway through the fourth quarter of 1996 which resulted in an additional depreciation expense of $3.0 million. Somewhat offsetting the decreased shipments and increased costs were increased iron product sales contributing $4.0 million of operating income in 1996 versus $2.2 million in the same period of the prior year. Approximately 64 percent of shipments and 66 percent of gross profit in 1996 were attributable to external customers while the remainder was generated by sales to the Steel Fabricating Segment. In 1995, the Steel Making Segment shipped 61 percent and derived 65 percent of its gross profit from external customers.

     Steel Fabricating Segment. Operating income for the Steel Fabricating Segment of $20.0 million in 1996 was $0.4 million lower than last year. The slight decrease was due primarily to lower average selling prices and higher operating costs at the Alpha Tube subsidiary. Operating income for the remaining fabricating businesses approximated the prior year.

     INTEREST EXPENSE. Interest expense decreased $14.6 million over the prior year. The decrease in interest expense resulted from the increased capitalization of interest costs associated with the Modernization and

Expansion Project. The Company ceased capitalization of interest cost midway through the fourth quarter of 1996 coincident with the start-up of commercial production at the Modernization and Expansion Project and charged these interest costs to current operations. Interest costs totaled $37.5 million, compared to $35.4 million in the previous year. Interest costs of $31.3 million were capitalized as part of the Modernization and Expansion Project in 1996, compared to $14.6 million in the prior year. See Liquidity and Capital Resources included herein and Long-term Debt and Revolving Credit Agreement in the Notes to Consolidated Financial Statements.

     INTEREST INCOME. Interest income was $8.7 million lower than in 1995 due entirely to reduced on-hand cash and investment balances resulting from progress payments for the construction of the Modernization and Expansion Project.

     OTHER NON-OPERATING INCOME. Other non-operating income in 1996 was $0.6 million which was $1.2 million lower than 1995 due primarily to a $1.6 million gain on the sale of the Company's interest in a West Virginia coal producing property during 1995.

     INCOME TAX EXPENSE. Income tax expense in 1996 totaled $2.4 million based on a 47.6 percent effective tax rate as compared to the $15.9 million expense in 1995, based on a 36 percent effective rate. The higher 1996 tax rate is attributable to increased state tax expense resulting from the distribution of 1996 earnings among the various states in which the Company conducts business. The 1995 tax rate was favorably impacted by significant earnings on tax-free investments.

     NET INCOME. The Company recorded earnings of $2.7 million, or $0.23 per share in 1996 versus the $28.2 million, or $2.44 per share in 1995.

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

     Steel Fabricating Segment. Steel Fabricating Segment net sales of $288.4 million in 1995 were 2 percent lower than the comparable period in the prior year. Lower shipment volume accounted for $19.3 million of the sales decline, partially offset by increased average selling prices that contributed $14.3 million versus 1994.

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

     GROSS PROFIT. The gross profit for the year ended December 31, 1995 of $84.4 million was $8.2 million higher than 1994, primarily reflecting higher selling prices for the majority of the Company's products. Gross profit, as a percentage of net sales, was 16.2 percent in 1995 versus 14.6 percent in 1994's comparable period.

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

     Steel Making Segment. Operating income for the Steel Making Segment totaled $28.5 million, a $14.0 million improvement over 1994. Operating income in 1994 was reduced by a pre-tax $9.5 million non-cash, nonrecurring charge recorded to recognize the impairment of existing steel making facilities and contractual employee reduction costs related to the decision to proceed with the Modernization and Expansion Project. Exclusive of this charge, 1995's operating income increased $4.5 million due almost entirely to higher average selling prices of 3 percent and increased sales of iron products. Offsetting a substantial portion of this benefit was a decline in shipments, increased retiree and active medical costs, increased pension expense, and higher administrative expenses. Flat-rolled shipments to external customers decreased 50,000 tons compared to 1994, while shipments to the Steel Fabricating Segment were 6,000 tons lower. In 1995, approximately 61 percent of flat-rolled sales and 65 percent of gross margin were attributable to external customers. The remaining sales and gross margin were generated by shipments to the Steel Fabricating Segment. In 1994, approximately 65 percent of sales and gross margin of the Steel Making Segment resulted from flat-rolled sales to external customers, while shipments to the Fabricating Segment accounted for the remaining 35 percent of sales and gross margin.

     Steel Fabricating Segment. Operating income for the Steel Fabricating Segment of $20.4 million in 1995 was $1.3 million higher than 1994. The segment was aided by the continued strength of the economy and increased average selling prices in 1995, somewhat offset by lower shipment volumes. The strapping business benefited from a 6 percent increase in average selling prices established in December 1994 which was mostly offset by lower shipment volume. Alpha's results advanced due to improved mix resulting from a shift away from commodity markets to specialty value-added tubing products. In addition, Alpha's business benefited from lower raw material costs for certain of its higher margin products. Lower demand in 1995 left Universal's operating income lower than that of 1994.

     INTEREST EXPENSE. Interest expense increased $6.8 million over 1994. The increase in interest expense resulted from the issuance of $255.0 million of long-term debt in the third quarter of 1994. Interest costs totaled $35.4 million, compared to $16.0 million in 1994. Interest costs of $14.6 million were capitalized as part of the Modernization and Expansion Project in 1995, compared to $2.0 million in the comparable prior year. See Liquidity and Capital Resources included herein and Long-term Debt and Revolving Credit Agreement in the Notes to Consolidated Financial Statements.

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

     Steel Fabricating Segment. Steel Fabricating Segment net sales of $293.5 million in 1994 were $21.9 million, or 8 percent, higher than the comparable period in the prior year. An increase in average selling prices accounted for $15.9 million of the sales improvement while increased shipments generated the remainder of the increase over 1993.

     Sales of steel strapping and strapping tools totaled $166.8 million in 1994, a $12.7 million, or 8 percent, increase over 1993. Increased volume accounted for $8.6 million, or 68 percent, of the improvement over 1993's results. Average selling prices were 3 percent higher than the 1993 levels with all of the increase coming in the latter part of the year.

     Steel tube sales for 1994 reached $82.8 million, up 11 percent from the comparable prior year level. The $8.6 million improvement in sales was due entirely to increased average selling prices. Selling prices rose 18 percent during the year while shipments fell 7 percent due to on-going rationalization of the customer base towards higher margin accounts.

     Sales of jacks and lifting tools for cars and light trucks totaled $43.9 million, 2 percent higher than the prior year. The improvement in sales was due entirely to increased selling prices, which, on average, were slightly above the previous year's levels.

     GROSS PROFIT. The gross profit for the year ended December 25, 1994 of $76.3 million was $31.1 million higher than the gross profit recorded during last year's comparable period. The increase in gross profit was due to higher average selling prices for the Company's products and increased shipment volume. Operating costs, however, were also higher in 1994. Higher material costs and higher retiree insurance and pension costs were the primary reasons for the increased operating costs. The gross profit, as a percentage of net sales, was
14.6 percent in 1994 versus 9.9 percent in the 1993 comparable period.

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

     Steel Making Segment. Operating income for the Steel Making Segment totaled $14.5 million, a significant improvement over operating income of $0.7 million recorded in 1993. Operating income in 1994 was reduced by a $9.5 million non-cash, nonrecurring charge recorded to recognize the impairment of existing steel making facilities and contractual employee reduction costs related to the decision to proceed with the

Modernization and Expansion Project. The earnings improvement was driven by increased shipments and higher average selling prices. Shipments to external customers in 1994 increased 62,000 tons over the prior year while shipments to the Steel Fabricating Segment were 13,200 tons lower than in 1993. Approximately 65 percent of 1994's shipments and gross margin was attributable to external customers while the remaining 35 percent of gross margin was generated by shipments to the Steel Fabricating Segment. In 1993, the Steel Making Segment shipped 60 percent of its products to external customers which generated approximately 60 percent of its margin while shipments to the Fabricating Segment produced the remaining 40 percent gross margin. The increased percentage of shipments to external customers in 1994 is consistent with the Company's two-pronged strategy to obtain the highest possible margin on flat-rolled steel and obtain the highest earnings for the Company as a whole. In total, the increased shipments generated $8.1 million in increased revenue while a 4 percent increase in average selling prices contributed $11.4 million to the improvement over 1993's results. Partially offsetting the Steel Making Segment's sales related gains were increased material costs, retiree and active medical costs, increased pension expense, higher major maintenance spending, and increased selling expenses.

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

     INTEREST EXPENSE. Interest expense increased significantly in 1994 over the 1993 level. The increase in interest expense of $8.6 million resulted from the issuance of $255.0 million and the retirement of $50.0 million of long-term debt in the third quarter of 1994. See Liquidity and Capital Resources included herein and Long-term Debt and Revolving Credit Agreement in the Notes to Consolidated Financial Statements.

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

     INCOME TAX EXPENSE. The income tax expense in 1994 totaled $9.9 million based on a 34.6 percent effective tax rate as compared to the $4.2 million expense in 1993, based on a 40 percent effective rate. The reduction in the 1994 effective tax rate was due primarily to the significant level of interest income related to tax-free investments during the year.

     NET INCOME. The Company recorded earnings of $17.0 million, or $2.16 per share in 1994 versus the $6.3 million, or $1.15 per share, recorded in 1993. In 1994, net income per share was reduced by an extraordinary expense item of $1.8 million, net of tax, or 22 cents per share related to the early extinguishment of debt in the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements include working capital requirements, cash interest payments and capital investments. Cash and cash equivalents at December 29, 1996 were $33.2 million. The Company expects to finance its operating and investing activities principally with cash from operations and if required, borrowings against an $80.0 million Working Capital Facility beginning as early as the end of the first quarter of 1997. Net cash provided by operations was $44.3 million, $57.8 million and $47.4 million for 1996, 1995 and 1994, respectively. At December 29, 1996, the Company had total cash and cash equivalents and short-term investments of $45.0 million. These funds are invested in compliance with the Company's bond indentures which restrict the type, quality and maturity of investments.

     During 1996, the Company's long-term indebtedness increased $33.2 million to $310.1 million reflecting accretion of the Senior Secured Discount Notes of $13.3 million, and the issuance of Environmental Improvement Revenue Bonds of $19.9 million. The Company also currently has an unused $80.0 million Working Capital Facility, of which approximately $69.0 million was available for borrowing at December 29, 1996 as calculated under the borrowing base calculation in the related agreement. The Working Capital Facility currently expires in August, 1999. The Company is currently obligated to issue a letter of credit for deferred payments relating to the Modernization and Expansion Project. Issuance of such a letter of credit, totaling approximately $3.0 million, will reduce the borrowing base in 1997 by an equivalent amount. During the fourth quarter of 1996 the Company entered into a lease agreement relating to building space for its Alpha Tube subsidiary. This lease contains certain guarantees to the lessor. For a discussion of these guarantees see Commitments and Contingencies in the Notes to Consolidated Financial Statements. At December 29, 1996, the Company's ratio of debt to total capitalization was .54 to 1. The Senior Secured and Senior Secured Discount Notes, the Term Loan, Environmental Improvement Bonds and the Working Capital Facility were issued under respective agreements containing certain limitations on transactions with affiliates including: loans, advances, guarantees, capital contributions, the sale, lease or purchase of any property or assets. Also, the respective agreements contain restrictive covenants limiting the Company's ability to incur additional indebtedness, create liens, pay dividends, repurchase capital stock, sell assets, engage in sale and leaseback transactions and engage in mergers or consolidations.

     Capital expenditures totaled $199.1 million, $244.4 million and $56.3 million in 1996, 1995 and 1994, respectively. The majority of capital project expenditures during 1996 and 1995 were for payments to the general and sub-contractors, capitalized interest, and other internal capital expenditures related to the construction of the Modernization and Expansion Project, totaling $171.2 million in 1996, $216.8 million in 1995 and $44.7 million in 1994. The expenditures for the Modernization and Expansion Project include an accrual at year end of $12.0 million in 1996 and $18.9 million in 1995 consisting of services rendered during the respective years relating to the Modernization and Expansion Project. While the Modernization and Expansion Project has been placed in service, a limited amount of additional expenditures are expected before the entire project is completed. Based on the turnkey contract price without taking into account financing costs, internally generated costs related directly to the project or additional changes that may be requested by Acme during construction, management estimates that the cost of the Modernization and Expansion Project, including equipment, ancillary facilities, construction, general contractor fees, and certain other project costs that will be paid by the Company, will approximate $392 million. The remainder of capital project expenditures during 1996 were principally for an upgrade of the Company's management information systems and for replacement and rehabilitation of various production facilities.

     Capital expenditures attributable to compliance with environmental regulations totaled $5.7 million from 1994 through 1996, exclusive of the Modernization and Expansion Project. The Modernization and Expansion Project is a turnkey lump sum contract of which approximately $9.8 million and $12.1 million, excluding capitalized interest, were capitalized during 1996 and 1995 to comply with environmental regulations.

     During 1996 and 1995, Acme invested capital of $1.7 million and $1.8 million, respectively, in a joint venture. Acme engaged in this venture as an equity partner and has agreed to invest capital of $3.5 million for a total minority interest of 40 percent. The venture will operate a state-of-the-art steel processing plant which will provide the capability of processing wide coils produced by the Modernization and Expansion Project. In addition, the steel processing plant will improve the Company's ability to deliver exact customer specifications of superior quality steel with highly competitive lead times. Acme has also entered into a steel processing agreement with the joint venture which stipulates minimum steel processing utilization requirements, along with related processing and management fees. The joint venture began limited operations in the fourth quarter of 1996. Full operations are expected to be achieved by mid-1997.

     The Company currently has sufficient cash and investments, when combined with funds that will be generated from future operations and the availability of an $80.0 million Working Capital Facility, to meet its working capital needs, cash interest requirements and other capital investments.

     The Company expects to spend approximately $35.0 million in 1999 related to the relining and upgrading of Acme's A blast furnace at its Chicago facilities, and the Company is continually evaluating opportunities for incremental capital expenditures which meet certain financial return criteria.

MODERNIZATION AND EXPANSION PROJECT

     On October 3, 1996, the Company began the commissioning phase when it announced the Modernization and Expansion Project produced a test coil through its continuous thin slab caster. Mid-way through the fourth quarter of 1996, the Company began commercial production at the new facility at which time depreciation commenced and interest capitalization ceased. Also during 1996 the Company incurred $9.9 million of training and pre-start-up costs and production inefficiencies relating to the new facility of $4.7 million, all of which have been charged to current operations. The Company is continuing its ramp-up of the Modernization and Expansion Project and plans to reach full production capability as quickly as possible, while decommissioning of redundant existing facilities is expected to be complete by mid-year 1997.

OUTLOOK

     Operating Costs

     In 1997, the Company will continue its transition as it completes the commissioning phase of the Modernization and Expansion Project as well as at its joint venture steel processing facility. During this transition period the Company will continue to experience production inefficiencies related to the start-up of the new facility as well as additional costs of decommissioning the redundant operations in the existing facilities. In the first half of 1997, the Company expects to incur approximately $15 million of production inefficiencies, assuming the ramp-up of the new facility as well as the decommissioning of redundant operations are achieved in a manner consistent with the Company's projections. When the Modernization and Expansion Project reaches full production levels it is expected to reduce manufacturing costs by approximately $70 per ton, increase shipping capability and broaden the range of products while improving the range and quality of all its steel products and products it furnishes to the Steel Fabricating Segment companies.

     The Company expects 1997 earnings will be well below those recorded in 1996, with substantial operating losses in the first half of the year. The earnings will be adversely impacted by production inefficiencies incurred throughout the start-up of the Modernization and Expansion Project and the decommissioning costs of the existing steel ingot and rolling mill operations. Secondly, the effect of higher interest costs and increased depreciation expense will further reduce the Company's results until the benefits of full operation of the new facility are realized. Steel Fabricating Segment earnings are expected to remain relatively steady.

     Selling Prices

     Beginning in the latter part of 1995 and continuing into 1997, the Company has experienced substantial competitive pricing pressures resulting in lower average selling prices in all of its Segments. These lower average selling prices, along with the impact of the Modernization and Expansion Project discussed above, are expected to reduce the Company's 1997 earnings.

     Forward Looking Statements

     Actual events might materially differ from those projected in the above forward-looking statements. The timely and successful ramp-up of the Modernization and Expansion Project and successful installation of computer systems are important assumptions in the Company's projection of a fully operational facility and the related earnings benefits. If there are substantial unexpected production interruptions or other start-up difficulties; if the new facility fails to achieve the production levels; if quality levels or performance objectives represented and guaranteed by the equipment suppliers and turnkey general contractor (although mitigated by liquidated damages of up to 30% of the contract) are not achieved, the competitive and financial position of the Company could be materially adversely affected. In addition to uncertainties with respect to the Modernization and Expansion Project, forwarding looking statements regarding all of the Company's businesses, but particularly the Steel Making Segment, are based on various economic assumptions. These assumptions include projections regarding: selling prices for the Company's products; costs for labor, energy, raw material, supplies, pensions and active and retiree medical care; volume or units of product sales; competitive developments in the marketplace by domestic and foreign competitors and the competitive impact of new facilities which are expected to compete with the Company's products; general economic developments in the United States affecting the business of the Company's customers, and similar events which may affect the costs, price or volume of products sold by the Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information with respect to directors of the Company is incorporated herein by reference to the proxy statement for the Annual Meeting of Shareholders of the Company to be held on April 24, 1997 under the caption Election of Directors.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth, as of March 3, 1997, with respect to each executive officer of the Company, his name and all positions held during the last five years. Executive officers are elected annually by the Board of Directors of the Company to serve for a term of office of one year and until their successors are elected.

     As a result of a Reorganization effected May 25, 1992, Acme Steel Company became and continues to be a subsidiary of the Company. Prior to the Reorganization some of the executive officers listed below were executive officers of Acme Steel Company and, at the time of the reorganization, were elected to similar positions within the Company.

               NAME AND AGE                                POSITIONS DURING LAST 5 YEARS
               ------------                                -----------------------------
Brian W. H. Marsden (65)..................    Chairman of the Company since April 15, 1996; Chairman
                                              and Chief Executive Officer of the Company January 1,
                                              1993 to April 15, 1996; Chairman, President and Chief
                                              Executive Officer of the Company May 1992 to December
                                              1992; President and Chief Executive Officer of Acme
                                              Steel Company (integrated steel producer) June 1986 to
                                              May 1992.
Stephen D. Bennett (48)...................    President and Chief Executive Officer of the Company
                                              since April 15, 1996; President and Chief Operating
                                              Officer of the Company January 1, 1993 to April 15,
                                              1996; Group Vice President of the Company May 1992 to
                                              December 1992; Group Vice President of Acme Steel
                                              Company January 1992 to May 1992; Vice President --
                                              Operations of Acme Steel Company June 1990 to December
                                              1991; General Manager of Fairfield Works, USS Division
                                              of USX Corporation (integrated steel producer) December
                                              1987 to May 1990. Director of the Company since January
                                              1, 1993.
James W. Hoekwater (50)...................    Treasurer of the Company since July 1, 1994; Corporate
                                              Controller of ITT Rayonier (producer of pulp and wood
                                              products) December 1989 to October 1993.
Gregory J. Pritz (39).....................    Controller of the Company since August 1, 1994; Director
                                              of Accounting and Compliance of the Company January 1993
                                              to July 1994; Manager of Internal Audit of Acme Steel
                                              Company December 1989 to December 1992.
Gerald J. Shope (53)......................    Vice President -- Human Resources of the Company since
                                              April 1, 1995; Vice President -- Human Resources of Acme
                                              Steel Company January 1, 1992 to March 31, 1995.
Edward P. Weber, Jr. (59).................    Vice President, General Counsel and Secretary of the
                                              Company since May 25, 1992; Vice President, General
                                              Counsel and Secretary of Acme Steel Company June 1986 to
                                              May 25, 1992.

Jerry F. Williams (57)....................  Vice President -- Finance and Administration and Chief Financial
                                            Officer of the Company since May 25, 1992; Vice President -- Finance and Administration and Chief Financial Officer of Acme Steel Company
                                            May 1986 to May 25, 1992.

ITEM 11. EXECUTIVE COMPENSATION

     Information relating to executive compensation is incorporated herein by reference to the proxy statement for the Annual Meeting of Shareholders of the Company to be held on April 24, 1997 under the caption Executive Compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the proxy statement for the Annual Meeting of Shareholders of the Company to be held on April 24, 1997 under the caption Security Ownership of Certain Beneficial Owners and Management.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions is incorporated herein by reference to the proxy statement for the Annual Meeting of Shareholders of the Company to be held on April 24, 1997 under the caption Certain Relationships and Related Transactions.

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

     (3) Exhibits

   EXHIBIT                               DESCRIPTION
   -------                               -----------
 3.    Articles of Incorporation and By-Laws
       3(i)      Restated Certificate of Incorporation of the Registrant, as
                 amended by the Certificate of Designation of Junior
                 Participating Preferred Stock, Series A. Filed as Exhibit
                 3(i) to the Registrant's Annual Report on Form 10-K for the
                 fiscal year ended December 31, 1995 (the "1995 10-K") and
                 incorporated by reference herein.
       *3(ii)    Amended and Restated By-Laws of the Registrant as adopted
                 February 27, 1997.
 4.    Instruments Defining the Rights of Security Holders, Including
       Indentures
       4.1       Rights Agreement dated as of July 15, 1994 between the
                 Registrant and First Chicago Trust Company of New York,
                 Rights Agent. Filed as Exhibit 1 to the Form 8-A dated
                 August 8, 1994 and Form 8-A/A dated August 12, 1994 and
                 incorporated by reference herein.

   EXHIBIT                               DESCRIPTION
   -------                               -----------
       4.2       Indenture dated as of August 11, 1994 among the Registrant and Guarantors and Shawmut Bank Connecticut, National
                 Association as trustee, relating to the 12 1/2% Senior
                 Secured Notes due 2002. Filed as Exhibit 4.2 to Amendment
                 No. 2 to the Registrant's Annual Report on Form 10-K for the
                 fiscal year ended December 25, 1994 (Amendment No. 2 to the
                 "1994 10-K") and incorporated by reference herein.
       4.3       Form of 12 1/2% Senior Secured Note due 2002 (included as
                 Exhibit A to Exhibit 4.2). Filed as Exhibit 4.3 to Amendment
                 No. 2 to the 1994 10-K and incorporated by reference herein.
       4.4       Indenture dated as of August 11, 1994 among the Registrant and Guarantors and Shawmut Bank, Connecticut, National
                 Association as trustee, relating to the 13 1/2% Senior
                 Secured Discount Notes due 2004. Filed as Exhibit 4.4 to
                 Amendment No. 2 to the 1994 10-K and incorporated by
                 reference herein.
       4.5       Form of 13 1/2% Senior Secured Discount Note due 2004
                 (included as Exhibit A to Exhibit 4.4). Filed as Exhibit 4.5 to Amendment No. 2 to the 1994 10-K and incorporated by
                 reference herein.
       4.6       Collateral Agency Agreement dated as of August 11, 1994
                 among the Registrant, Acme Steel Company ("Acme Steel"),
                 Acme Packaging Corporation ("Acme Packaging"), the Trustees,
                 the Term Loan Agent and the Collateral Agent. Filed as
                 Exhibit 4.6 to Amendment No. 2 to the 1994 10-K and
                 incorporated by reference herein.
       4.7       Company Stock Pledge Agreement dated as of August 11, 1994 between the Registrant and the Collateral Agent. Filed as
                 Exhibit 4.7 to Amendment No. 2 to the 1994 10-K and
                 incorporated by reference herein.
       4.8       Subsidiary Stock Pledge Agreement dated as of August 11,
                 1994 among Acme Steel, Acme Packaging and the Collateral
                 Agent. Filed as Exhibit 4.8 to Amendment No. 2 to the 1994
                 10-K and incorporated by reference herein.
       4.9       Security Agreement dated as of August 11, 1994 between Acme
                 Steel and the Collateral Agent. Filed as Exhibit 4.9 to
                 Amendment No. 2 to the 1994 10-K and incorporated by
                 reference herein.
       4.10      Mortgage dated as of August 11, 1994 from Acme Steel to the
                 Collateral Agent. Filed as Exhibit 4.10 to Amendment No. 2
                 to the 1994 10-K and incorporated by reference herein.
       4.11      Intercreditor Agreement dated as of August 11, 1994 among
                 the Registrant, Acme Steel, Harris Trust and Savings Bank
                 and the Collateral Agent. Filed as Exhibit 4.11 to Amendment
                 No. 2 to the 1994 10-K and incorporated by reference herein.
       4.12      Disbursement Agreement dated as of August 11, 1994 between the Registrant and the Collateral Agent. Filed as Exhibit
                 4.12 to Amendment No. 2 to the 1994 10-K and incorporated by reference herein.
       4.13      Form of Registration Rights Agreement dated March 28, 1994 among the Registrant and The Substituted Purchasers. Filed as Exhibit 4.13 to the Registrant's Annual Report on Form
                 10-K for the fiscal year ended December 25, 1994 (the "1994
                 10-K") and incorporated by reference herein.
10.    Material contracts
       10.1      Tax Indemnification Agreement between Acme Steel and The
                 Interlake Corporation ("Interlake") dated May 30, 1986.
                 Filed as Exhibit 10.1 to the Registrant's Annual Report on
                 Form 10-K for the fiscal year ended December 27, 1992 (the
                 "1992 Form 10-K") and incorporated by reference herein.
       10.2      Cross-Indemnification Agreement between Acme Steel and
                 Interlake dated May 29, 1986. Filed as Exhibit 10.2 to the
                 1992 Form 10-K and incorporated by reference herein.
       10.3      $80,000,000 Credit Agreement by and among Acme Group and
                 Harris Trust and Savings Bank individually and as Agent and the Lenders which are or become parties hereto dated as of
                 August 11, 1994 (the "Credit Agreement"). Filed as Exhibit
                 10.3 to the 1994 10-K and incorporated by reference herein.

   EXHIBIT                               DESCRIPTION
   -------                               -----------
       10.4      First Amendment to the Credit Agreement dated as of May 21,
                 1995. Filed as Exhibit 10.4 to the 1995 10-K and
                 incorporated by reference herein.
       10.5      Second Amendment to the Credit Agreement dated August, 1995.
                 Filed as Exhibit 10.5 to the 1995 10-K and incorporated by reference herein.
       *10.6     Third Amendment to the Credit Agreement dated April 5, 1996.
       10.7      Assignment and Acceptance dated August 24, 1994 relating to the Credit Agreement (National City Bank, Assignee). Filed
                 as Exhibit 10.4 to the 1994 10-K and incorporated by
                 reference herein.
       10.8      Assignment and Acceptance dated August 24, 1994 relating to the Credit Agreement (NBD Bank, N.A., Assignee). Filed as
                 Exhibit 10.5 to the 1994 10-K and incorporated by reference herein.
       10.9      Assignment and Acceptance dated August 24, 1994 relating to the Credit Agreement (Mercantile Bank of St. Louis National
                 Association, Assignee). Filed as Exhibit 10.6 to the 1994
                 10-K and incorporated by reference herein.
       10.10     Assignment and Acceptance dated September 1, 1994 relating to the Credit Agreement (General Electric Capital
                 Corporation, Assignee). Filed as Exhibit 10.7 to the 1994
                 10-K and incorporated by reference herein.
       10.11     Term Loan Agreement dated August 4, 1994 among the
                 Registrant, the Lenders and Lehman Commercial Paper Inc.
                 (the "Term Loan"). Filed as Exhibit 10.8 to Amendment No. 2
                 to the 1994 10-K and incorporated by reference herein.
       10.12     Amendment to the Term Loan dated as of December 15, 1994.
                 Filed as Exhibit 10.9 to the 1994 10-K and incorporated by reference herein.
       10.13     Form of Engineering, Procurement and Construction Contract
                 dated July 28, 1994 between Acme Steel and Raytheon
                 Engineers & Constructors, Inc. Filed as Exhibit 10.41 to
                 Amendment No. 3 to Form S-1 Registration Statement, No.
                 33-54101, and incorporated by reference herein.
       10.14     Amendment 1 to Engineering, Procurement and Construction
                 Contract between Acme Steel and Raytheon Engineers &
                 Constructors, Inc. dated as of July 28, 1994. Filed as
                 Exhibit 10.11 to the 1994 10-K and incorporated by reference herein.
       10.15     Amendment 2 to Engineering, Procurement and Construction
                 Contract between Acme Steel and Raytheon Engineers &
                 Constructors, Inc. dated as of March 21, 1995. Filed as
                 Exhibit 10.12 to the 1994 10-K and incorporated by reference herein.
       10.16     Joint Development Program Agreement dated July 28, 1994
                 between Acme Steel and SMS Schloemann-Siemag, AG. Filed as
                 Exhibit 10.13 to the 1994 10-K and incorporated by reference herein.
       10.17     Agreement between the Registrant and Reynold C. MacDonald
                 dated June 1, 1992.(1) Filed as Exhibit 10.3 to the 1992
                 10-K and incorporated by reference herein.
       10.18     Amendment to the Agreement between Registrant and Reynold C.
                 MacDonald dated June 1, 1995. Filed as Exhibit 10.17 to the
                 1995 10-K and incorporated by reference herein.
       *10.19    Retainer Agreement between Registrant and Brian W. H.
                 Marsden dated March 1, 1997.
       10.20     Non-Employee Directors Retirement Plan dated February 22,
                 1990 as adopted May 25, 1992.(1) Filed as Exhibit 10.4 to
                 the 1992 10-K and incorporated as reference herein.
       10.21     Form of Indemnification Agreement for directors and certain officers of the Registrant. Filed as Exhibit 10.20 to the
                 1995 10-K and incorporated as reference herein.
       10.22     1994 Executive Incentive Compensation Plan of Acme Metals
                 Incorporated as adopted April 28, 1994.(1) Filed as Exhibit
                 10.21 to the 1994 10-K and incorporated by reference herein.

   EXHIBIT                               DESCRIPTION
   -------                               -----------
       10.23     Deferred Compensation Agreement dated May 24, 1986 between the Registrant and Brian W. H. Marsden as adopted May 25,
                 1992.(1) Filed as Exhibit 10.15 to the 1992 10-K and
                 incorporated by reference herein.
       10.24     Acme Metals Incorporated Deferred Compensation Plan as
                 Amended and Restated effective January 1, 1994 and adopted
                 November 21, 1994.(1) Filed as Exhibit 10.23 to the 1994
                 10-K and incorporated by reference herein.
       *10.25    Key Executive Severance Pay Plan dated January 22, 1987, as adopted May 25, 1992.(1) Filed as Exhibit 10.24 to the 1995
                 10-K and incorporated by reference herein. Exhibit 1 amended through January 24, 1997.(1)
       10.26     Acme Metals Incorporated 1994 Stock Incentive Program as
                 adopted April 28, 1994.(1) Filed as Exhibit 10.25 to the
                 1994 10-K and incorporated by reference herein.
       *10.27    Acme Metals Incorporated Employee Stock Ownership Plan
                 Restated effective September 1, 1995.
       *10.28    Acme Metals Incorporated Salaried Employees' Retirement
                 Savings Plan Restated effective September 1, 1995.
       10.29     Consolidated Pension Plan for Acme Salaried and Hourly
                 Employees as Amended and Restated effective November 1, 1994
                 ("Consolidated Pension Plan") with Appendix A to the
                 Consolidated Pension Plan as Amended and Restated effective
                 July 31, 1994.(1) Filed as Exhibit 10.44 to the 1994 10-K
                 and incorporated by reference herein.
       10.30     Appendix B to the Consolidated Pension Plan as Amended and
                 Restated effective September 1, 1993.(1) Filed as Exhibit
                 10.30 to the 1995 10-K and incorporated by reference herein.
       10.31     Appendix C to the Consolidated Pension Plan effective
                 December 31, 1993.(1) Filed as Exhibit 10.31 to the 1995
                 10-K and incorporated by reference herein.
       10.32     First Amendment to the Consolidated Pension Plan dated
                 September 19, 1995.(1) Filed as Exhibit 10.32 to the 1995
                 10-K and incorporated by reference herein.
       10.33     Acme Metals Incorporated Supplemental Benefits Plan
                 effective January 1, 1994.(1) Filed as Exhibit 10.45 to the
                 1994 10-K and incorporated by reference herein.
       10.34     Acme Metals Incorporated Salaried Employees; Past Service
                 Pension Plan ("Past Service Pension Plan") dated June 1,
                 1992.(1) Filed as Exhibit 10.37 to the 1992 10-K and
                 incorporated by reference herein.
       10.35     Amendment No. 1 to the Past Service Pension Plan.(1) Filed
                 as Exhibit 10.38 to the 1993 10-K and incorporated by
                 reference herein.
       10.36     Amendment No. 2 to the Past Service Pension Plan.(1) Filed
                 as Exhibit 10.48 to the 1994 10-K and incorporated by
                 reference herein.
       *21.      Subsidiaries of the registrant
       23.       Consent of experts and counsel
       *23.1     Consent of Price Waterhouse LLP
       *27.      Financial Data Schedule

       (b) Reports on Form 8-K

           No reports on Form 8-K were filed in the fourth quarter of 1996.
-------------------------
 *  Filed herewith
(1) Filed pursuant to Item 14 of Form 10-K

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACME METALS INCORPORATED

  /s/ B. W. H. MARSDEN                                Chairman                              March 17, 1997
  ---------------------------------------------
  Brian W. H. Marsden

  /s/ S. D. BENNETT                                   Director, President, and Chief        March 17, 1997
  ---------------------------------------------       Executive Officer
  Stephen D. Bennett

  /s/ JERRY F. WILLIAMS                               Vice President-Finance and            March 17, 1997
  ---------------------------------------------       Administration and Chief
  Jerry F. Williams                                   Financial Officer (Principal
                                                      Financial Officer)

  /s/ GREGORY J. PRITZ                                Controller (Principal                 March 17, 1997
  ---------------------------------------------       Accounting Officer)
  Gregory J. Pritz

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/ BUDDY W. DAVIS                                  Director                              March 17, 1997
  ---------------------------------------------
  Buddy W. Davis

  /s/ EDWARD G. JORDAN                                Director                              March 17, 1997
  ---------------------------------------------
  Edward G. Jordan

  /s/ ANDREW R. LAIDLAW                               Director                              March 17, 1997
  ---------------------------------------------
  Andrew R. Laidlaw

  /s/ FRANK A. LEPAGE                                 Director                              March 17, 1997
  ---------------------------------------------
  Frank A. LePage

  /s/ REYNOLD C. MACDONALD                            Director                              March 17, 1997
  ---------------------------------------------
  Reynold C. MacDonald

  /s/ ALLAN L. RAYFIELD                               Director                              March 17, 1997
  ---------------------------------------------
  Allan L. Rayfield

  /s/ WILLIAM P. SOVEY                                Director                              March 17, 1997
  ---------------------------------------------
  William P. Sovey

  /s/ L. FREDERICK SUTHERLAND                         Director                              March 17, 1997
  ---------------------------------------------
  L. Frederick Sutherland

  /s/ WILLIAM R. WILSON                               Director                              March 17, 1997
  ---------------------------------------------
  William R. Wilson

                            ACME METALS INCORPORATED

              FORM 10-K -- ITEM 8 AND ITEMS 14(a)(1) AND 14(a)(2)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

     The following Consolidated Financial Statements of Acme Metals Incorporated and the related Report of Independent Accountants are included in Item 8 and
Item 14(a)(1):

                                                                PAGE IN THIS
                                                                 FORM 10-K
                                                                ------------

Report of Independent Accountants...........................          34
Report of Management........................................          35
Consolidated Statements of Operations for the fiscal years
  ended December 29, 1996, December 31, 1995 and December
  25, 1994..................................................          36
Consolidated Balance Sheets at December 29, 1996 and
  December 31, 1995.........................................          37
Consolidated Statements of Cash Flows for the fiscal years
  ended December 29, 1996, December 31, 1995 and December
  25, 1994..................................................          38
Consolidated Statements of Changes in Shareholders' Equity
  for the fiscal years ended December 29, 1996, December 31,
  1995 and December 25, 1994................................          39
Notes to Consolidated Financial Statements..................          40

     The following Consolidated Financial Statement Schedule of Acme Metals Incorporated is included in Item 14(a)(2):

Quarterly Results (Unaudited)...............................          57
Schedule VIII -- Valuation and Qualifying Accounts and
  Reserves..................................................          58

     All other schedules have been omitted because they are not applicable, or not required, or because the required information is shown in the Consolidated Financial Statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Acme Metals Incorporated

     In our opinion, the accompanying consolidated financial statements listed in the index appearing on page 33 present fairly, in all material respects, the financial position of Acme Metals Incorporated and its subsidiaries at December 29, 1996 and December 31, 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PRICE WATERHOUSE LLP
                                          --------------------------------------
                                          Price Waterhouse LLP

                                          January 24, 1997
                                          Chicago, Illinois

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

/s/ S. D. BENNETT                                    /s/ J. F. WILLIAMS
---------------------------------------------------  ---------------------------------------------------
Stephen D. Bennett                                   Jerry F. Williams
President and Chief Executive Officer                Vice President Finance and Administration and Chief
                                                     Financial Officer

                            ACME METALS INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                        FOR THE YEARS ENDED
                                                          ------------------------------------------------
                                                          DECEMBER 29,      DECEMBER 31,      DECEMBER 25,
                                                              1996              1995              1994
                                                          ------------      ------------      ------------
NET SALES.............................................      $498,242          $521,619          $522,880
COSTS AND EXPENSES:
  Cost of products sold...............................       431,957           424,158           431,615
  Depreciation expense................................        15,820            13,013            14,977
                                                            --------          --------          --------
Gross profit..........................................        50,465            84,448            76,288
  Selling and administrative expense..................        35,496            35,636            33,249
  Training and Pre-Start-up -- Modernization and
     Expansion Project................................         9,933
  Nonrecurring charge.................................                                             9,459
                                                            --------          --------          --------
Operating income......................................         5,036            48,812            33,580
NON-OPERATING INCOME (EXPENSE):
  Interest expense....................................        (6,193)          (20,801)          (14,031)
  Interest income.....................................         5,620            14,278             7,712
  Other -- net........................................           630             1,846             1,432
                                                            --------          --------          --------
Income before income taxes and extraordinary item.....         5,093            44,135            28,693
Income tax provision..................................         2,426            15,889             9,935
                                                            --------          --------          --------
                                                               2,667            28,246            18,758
Extraordinary item (expense), net of tax..............                                            (1,787)
                                                            --------          --------          --------
Net income............................................      $  2,667          $ 28,246          $ 16,971
                                                            ========          ========          ========
PER SHARE:
  Income before extraordinary item....................      $   0.23          $   2.44          $   2.38
  Extraordinary item (expense), net of tax............                                             (0.22)
                                                            --------          --------          --------
Net income............................................      $   0.23          $   2.44          $   2.16
                                                            ========          ========          ========

   The accompanying notes are an integral part of this Consolidated Financial
                                   Statement.

                            ACME METALS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                DECEMBER 29,    DECEMBER 31,
                                                                    1996            1995
                                                                ------------    ------------
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................     $  33,224       $  53,043
  Short-term investments....................................        11,817          83,756
  Receivables, less allowances of $1,320 in 1996 and $1,335
     in 1995................................................        52,502          55,344
  Inventories...............................................        68,884          51,932
  Deferred income taxes.....................................        14,957          12,857
  Other current assets......................................         1,453           1,855
                                                                 ---------       ---------
       Total current assets.................................       182,837         258,787
                                                                 ---------       ---------
INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies.......................        17,862          16,112
  Restricted cash and investments...........................                        50,305
  Other assets..............................................        19,028          19,309
  Deferred income taxes.....................................        25,297          31,052
                                                                 ---------       ---------
       Total investments and other assets...................        62,187         116,778
                                                                 ---------       ---------
PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment, at cost....................       841,034         372,959
  Construction in progress..................................         6,319         279,799
  Accumulated depreciation..................................      (286,628)       (273,580)
                                                                 ---------       ---------
       Total property, plant and equipment..................       560,725         379,178
                                                                 ---------       ---------
                                                                 $ 805,749       $ 754,743
                                                                 =========       =========
                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................     $  73,796       $  62,355
  Accrued expenses..........................................        39,966          41,192
  Income taxes payable......................................         2,178           4,783
                                                                 ---------       ---------
       Total current liabilities............................       115,940         108,330
                                                                 ---------       ---------
LONG-TERM LIABILITIES:
  Long-term debt............................................       310,085         276,831
  Other long-term liabilities...............................        13,026          10,143
  Postretirement benefits other than pensions...............        93,247          86,856
  Retirement benefit plans..................................        12,750          24,472
                                                                 ---------       ---------
       Total long-term liabilities..........................       429,108         398,302
                                                                 ---------       ---------
Commitments and contingencies (see note titled Commitments
  and Contingencies)
SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, 2,000,000 shares
  authorized, no shares issued Common stock, $1 par value,
  20,000,000 shares authorized, 11,610,723 and 11,579,768
  shares issued in 1996 and 1995, respectively..............        11,611          11,580
  Additional paid-in capital................................       165,342         164,987
  Retained earnings.........................................        98,632          95,965
  Minimum pension liability adjustment......................       (14,884)        (24,421)
                                                                 ---------       ---------
       Total shareholders' equity...........................       260,701         248,111
                                                                 ---------       ---------
                                                                 $ 805,749       $ 754,743
                                                                 =========       =========

   The accompanying notes are an integral part of this Consolidated Financial
                                   Statement.

                            ACME METALS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        FOR THE YEARS ENDED
                                                            --------------------------------------------
                                                            DECEMBER 29,    DECEMBER 31,    DECEMBER 25,
                                                                1996            1995            1994
                                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................     $   2,667       $  28,246      $    16,971
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     Depreciation.......................................        16,591          13,613           15,514
     Accretion of senior discount notes.................        13,324          11,776            4,055
     Deferred income taxes..............................        (2,073)         (7,100)          (2,893)
     Nonrecurring charge................................                                          9,459
     Investments in associated companies................        (1,750)         (1,754)             334
     Pension contribution...............................                        (1,988)         (13,951)
     CHANGE IN CURRENT ASSETS AND LIABILITIES:
       Receivables......................................         2,842           5,534           (2,399)
       Inventories......................................       (16,952)         (6,950)           2,885
       Accounts payable.................................        18,345           6,761            3,932
       Other current accounts...........................        (3,429)          1,066            6,591
     Other, net.........................................        14,719           8,583            6,924
                                                             ---------       ---------      -----------
  Net cash provided by operating activities.............        44,284          57,787           47,422
                                                             ---------       ---------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..............................       (26,929)       (459,749)      (1,310,998)
  Sales and/or maturities of investments................       149,173         603,469        1,033,213
  Capital expenditures..................................       (27,909)        (27,664)         (11,677)
  Capital expenditures -- Modernization and Expansion
     Project............................................      (178,147)       (197,849)         (44,662)
                                                             ---------       ---------      -----------
  Net cash used for investing activities................       (83,812)        (81,793)        (334,124)
                                                             ---------       ---------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of long-term debt.............................                                        (50,000)
  Issuance of equity, net of costs......................                                        119,262
  Issuance of long-term debt............................        19,873                          255,000
  Debt issuance costs...................................          (550)                         (14,253)
  Exercise of stock options and other...................           386             410            2,888
                                                             ---------       ---------      -----------
  Net cash provided by financing activities.............        19,709             410          312,897
                                                             ---------       ---------      -----------
  Net (decrease) increase in cash and cash
     equivalents........................................       (19,819)        (23,596)          26,195
  Cash and cash equivalents at beginning of period......        53,043          76,639           50,444
                                                             ---------       ---------      -----------
  Cash and cash equivalents at end of period............     $  33,224       $  53,043      $    76,639
                                                             =========       =========      ===========

   The accompanying notes are an integral part of this Consolidated Financial
                                   Statement.

                            ACME METALS INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                     ADDITIONAL                    MINIMUM
                                                  COMMON STOCK,        PAID-IN        RETAINED     PENSION
                                                  $1 PAR VALUE         CAPITAL        EARNINGS    LIABILITY
                                                  -------------      ----------       --------    ---------
BALANCE -- DECEMBER 26, 1993..................       $ 5,406          $ 48,344        $50,748      $(21,295)
                                                     -------          --------        -------      --------
  Net income..................................                                         16,971
  Stock plans -- issuance of shares...........           177             2,711
  Tax benefit arising from stock plan
     transactions.............................                             257
  Issuance of equity..........................         5,975           113,287
  Minimum pension liability...................                                                          697
                                                     -------          --------        -------      --------
BALANCE -- DECEMBER 25, 1994..................        11,558           164,599         67,719       (20,598)
                                                     -------          --------        -------      --------
  Net income..................................                                         28,246
  Stock plans -- issuance of shares...........            22               382
  Tax benefit arising from stock plan
     transactions.............................                               6
  Minimum pension liability...................                                                       (3,823)
                                                     -------          --------        -------      --------
BALANCE -- DECEMBER 31, 1995..................        11,580           164,987         95,965       (24,421)
                                                     -------          --------        -------      --------
  Net income..................................                                          2,667
  Stock plans -- issuance of shares...........            31               325
  Tax benefit arising from stock plan
     transactions.............................                              30
  Minimum pension liability...................                                                        9,537
                                                     -------          --------        -------      --------
BALANCE -- DECEMBER 29, 1996..................       $11,611          $165,342        $98,632      $(14,884)
                                                     =======          ========        =======      ========

   The accompanying notes are an integral part of this Consolidated Financial
                                   Statement.

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

     The Company's fiscal year ends on the last Sunday in December. Fiscal 1995 contained 53 weeks as compared to 52 weeks for fiscal years 1996 and 1994.

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

Restricted Cash and Investments

     Restricted cash and investments consists of cash and investments held in trust and committed for the construction of the Modernization and Expansion Project and payment of the related debt service according to the Company's bond indenture. These investments are stated at cost as it is the intent of the Company to hold these securities until maturity. The funds are invested in compliance with the Company's bond indenture which restricts the type, quality and maturity of investments. No restricted cash and investments were held at December 29, 1996.

Property, Plant, Equipment and Depreciation

     Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed principally on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of plant and equipment range from 3 to 50 years with the majority of assets having 18 year lives. Depreciation of assets commences when the asset is placed in service. Expenditures for maintenance, repairs and minor renewals and betterments are charged to expense as incurred. Furnace relines and major renewals and betterments are capitalized.

                            ACME METALS INCORPORATED

     Upon disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is recognized.

Construction in Progress

     Construction in progress includes all costs related to capital projects which were not completed at the end of the reporting period. At December 31, 1995, construction in progress included costs associated with the construction of the Company's continuous thin slab caster/hot strip mill complex at its Riverdale, Illinois steel making facility, including capitalized interest. The Modernization and Expansion Project was placed in service in mid November 1996, at which time the complex was transferred to property, plant and equipment and depreciation commenced.

Training and Pre-Start-up -- Modernization and Expansion Project

     Midway through the 4th quarter of 1996, the Company's Modernization and Expansion Project was completed and placed in service. Up until this time, all training and ramp-up related costs were expensed as incurred within the Consolidated Statements of Operations as "Training and Pre-Start-up -- Modernization and Expansion Project." Subsequent to the placed-in-service-date and the commencement of depreciation, production inefficiencies were incurred as the ramp-up of operations continued. These cumulative production inefficiencies were expensed as incurred and classified within "cost of products sold."

Retirement Benefit Plans

     Pension costs include service cost, interest cost, return on plan assets and amortization of unrecognized gains and losses. The Company's policy is to fund not less than the minimum funding required under ERISA.

     The Company has unfunded postretirement health care and life insurance plans. Provisions for postretirement costs were determined pursuant to the provisions of Financial Accounting Standards ("FAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Under this standard, the annual expense represents a combination of interest and service cost provisions of the annual accrual.

Income Taxes

     Income taxes were determined pursuant to the provisions of FAS No. 109, "Accounting for Income Taxes." Under this standard, the provision for deferred income taxes represents the tax effect of temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

Forward Exchange Contracts

     The Company uses forward exchange contracts to reduce some of the uncertainty related to currency impacts associated with its iron ore purchases from its mining joint venture in Canada. The use of forward exchange contracts is limited to a level of purchase activity that is reasonably expected to occur, with realized gains and losses recognized in earnings at the maturity of the contract. Contracts generally mature on a periodic basis over a period not to exceed 12 months. As of December 29, 1996 the Company had forward exchange contracts to purchase Canadian dollars over the next 12 months.

Per Share Data

     Amounts per common share are based on the weighted average number of common and dilutive common equivalent shares outstanding during the year; 11,632,551 in 1996, 11,595,886 in 1995 and 7,872,642 in 1994.

                            ACME METALS INCORPORATED

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

NONRECURRING CHARGE:

     During 1994, the Company completed financing for its Modernization and Expansion Project. As a result of the decision to commence with the Modernization and Expansion Project, the Company recorded a $9.5 million (pre-tax) nonrecurring charge. The nonrecurring charge was recorded to address the impairment of the existing steel making facilities ($7.2 million) and contractual employee reduction costs related to the construction and commissioning of the Modernization and Expansion Project ($2.3 million).

INVENTORIES:

     Inventories are summarized as follows:

                                                                1996       1995
                                                                ----       ----
                                                                 (IN THOUSANDS)
Raw materials..............................................    $15,642    $ 8,397
Semi-finished and finished products........................     46,493     36,339
Supplies...................................................      6,749      7,196
                                                               -------    -------
                                                               $68,884    $51,932
                                                               =======    =======

     On December 29, 1996 and December 31, 1995, inventories valued on the LIFO method were less than the current costs of such inventories by $57.6 million and $58.2 million, respectively.

PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consisted of the following:

                                                             1996         1995
                                                             ----         ----
                                                               (IN THOUSANDS)
Land...................................................    $   4,250    $   3,770
Buildings..............................................      106,334       41,365
Equipment..............................................      730,450      327,824
Construction in progress, Modernization and Expansion
  Project..............................................                   261,372
Construction in progress, other........................        6,319       18,427
                                                           ---------    ---------
                                                             847,353      652,758
Less accumulated depreciation..........................     (286,628)    (273,580)
                                                           ---------    ---------
                                                           $ 560,725    $ 379,178
                                                           =========    =========

     The difference between depreciation expense presented in the Consolidated Statements of Cash Flows and the Consolidated Statements of Operations represents that portion of depreciation expense that is classified in selling and administrative expense on the Consolidated Statements of Operations.

     Capitalized expenditures related to the Modernization and Expansion Project totaled $432.6 million at December 29, 1996, including $48.0 million of capitalized interest. The Modernization and Expansion Project was placed in service in mid November 1996, at which time depreciation commenced at a rate of approximately $2.0 million per month. While the Modernization and Expansion Project has been placed in service, a limited amount of additional expenditures are expected before the entire project is completed.

                            ACME METALS INCORPORATED

     Accounts payable at December 29, 1996 includes an accrual of $12.0 million for services rendered in 1996 in relation to the Modernization and Expansion Project which due to its non-cash nature has been excluded from the Statement of Cash Flows. At December 31, 1995, accounts payable included a similar accrual of $18.9 million which was liquidated in early 1996.

     Construction in progress, other, at December 29, 1996, consists largely of expenditures to upgrade the Company's management information system. At December 31, 1995, construction in progress, other, included major replacement projects as well as expenditures to upgrade the Company's management information system.

RETIREMENT BENEFIT PLANS:

     The Company has various retirement benefit plans covering substantially all salaried and hourly employees. Certain salaried employees with one full calendar quarter of service are eligible to participate in the Company's defined contribution plan and employee stock ownership plan ("ESOP"). Company contributions to the defined contribution plan and the ESOP are based upon 7.5 and 3.5 percent, respectively, of eligible compensation. Amounts charged to operations under these plans were $3.7 million in 1996 and $3.5 million each in 1995 and 1994.

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

     The net defined benefit pension cost, as determined pursuant to the provisions of FAS No. 87, "Employer's Accounting for Pensions," included the following components:

                                                   1996          1995          1994
                                                   ----          ----          ----
                                                            (IN THOUSANDS)
Service cost.................................    $  2,830      $  2,492      $  2,605
Interest cost on projected benefit
  obligation.................................      15,489        15,924        14,700
Actual (return) loss on plan assets..........     (26,232)      (34,304)        1,558
Net amortization and deferral................      11,161        18,120       (17,371)
                                                 --------      --------      --------
Net pension cost.............................    $  3,248      $  2,232      $  1,492
                                                 ========      ========      ========

     Actuarial assumptions used for the Company's pension plan valuations were as follows:

                                                         1996       1995       1994
                                                         ----       ----       ----
Weighted average discount rate:
  For defined benefit pension costs..................     7.5%       8.5%       7.5%
  For projected benefit obligation...................    7.75%       7.5%       8.5%
Increase in future compensation levels...............     5.0%       5.0%       5.0%
Expected rate of return on plan assets...............    9.75%      9.75%      9.75%

                            ACME METALS INCORPORATED

     The following table sets forth the funded status of the Company's defined benefit retirement plans and amounts recognized in the balance sheet.

                                                                   1996          1995
                                                                -----------   -----------
                                                                UNDERFUNDED   UNDERFUNDED
                                                                   PLANS         PLANS
                                                                -----------   -----------
                                                                     (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits
     of $186,489 in 1996 and $184,633 in 1995...............     $ 207,817     $ 209,785
  Effect of increase in compensation levels.................         3,564         3,654
                                                                 ---------     ---------
  Projected benefit obligation for service rendered to
     date...................................................       211,381       213,439
Plan assets at fair value, primarily common stock of
  publicly traded companies and U.S. government bonds and
  notes.....................................................      (195,042)     (185,313)
Unrecognized net loss from past experience different from
  that assumed and effects of changes in assumptions........       (36,058)      (52,234)
Prior service cost not yet recognized in net periodic
  pension cost..............................................        (4,232)       (4,805)
Unrecognized net asset at December 30, 1985 being recognized
  over 15 years.............................................         7,702         9,629
Minimum pension liability adjustment........................        28,999        43,756
                                                                 ---------     ---------
Accrued pension cost........................................     $  12,750     $  24,472
                                                                 =========     =========

     In accordance with FAS No. 87, the Company has recorded an adjustment as shown in the table above, to recognize a minimum pension liability relating to certain underfunded pension plans. This liability is offset by an intangible asset in the amounts of $4.2 million and $4.7 million for the years ended December 29, 1996 and December 31, 1995, respectively, included in the Consolidated Balance Sheets caption Other assets, with the remainder reflected as a net-of-tax reduction of equity.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

     The Company and its subsidiaries sponsor several unfunded defined benefit postretirement plans that provide medical, dental, and life insurance for retirees and eligible dependents.

     The net periodic postretirement benefit cost for 1996, 1995 and 1994, net of retiree contributions of approximately 10 percent of costs, included the following components:

                                                                 1996      1995     1994
                                                                 ----      ----     ----
                                                                     (IN THOUSANDS)
Service cost -- benefits attributed to service during the
  period....................................................    $ 2,230   $1,696   $1,685
Interest cost on accumulated postretirement benefit
  obligation................................................      8,248    8,131    7,203
Net amortization and deferral...............................        679     (144)     239
                                                                -------   ------   ------
Net periodic postretirement benefit cost....................    $11,157   $9,683   $9,127
                                                                =======   ======   ======

                            ACME METALS INCORPORATED

     The following table sets forth the plans' combined unfunded status at December 29, 1996 and December 31, 1995:

                                                               1996        1995
                                                               ----        ----
                                                                (IN THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees...............................................    $ 63,710    $ 67,052
  Fully eligible active plan participants................      26,180      19,457
  Other active plan participants.........................      24,141      30,623
                                                             --------    --------
                                                              114,031     117,132
Unrecognized net (loss) and prior service cost...........     (14,646)    (23,678)
                                                             --------    --------
Accrued postretirement benefit cost......................    $ 99,385    $ 93,454
                                                             ========    ========

     The accumulated postretirement benefit obligation was determined by application of the terms of medical, dental, and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging ratably from 11 percent in 1993 to 5 percent through 1999 and beyond. The effect of a 1 percent annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation by approximately $13.1 million and the net periodic postretirement benefit cost by approximately $1.4 million. The obligation for postretirement benefits as of December 29, 1996 was determined using a 7.75 percent discount rate, as compared to the 7.5 percent discount rate used at December 31, 1995.

     The increase in the discount rate resulted in a decrease in the obligation of approximately $3.1 million, which was more than offset by the increase in the obligation resulting from normal growth of service and related interest costs and other assumption changes. As the measurement of net periodic postretirement benefit cost is based on beginning of the year assumptions, the revalued obligation at the end of fiscal 1996 did not have any impact on the expense recorded for 1996.

ACCRUED EXPENSES:

     Included in the Consolidated Balance Sheets caption Accrued expenses are the following:

                                                                1996       1995
                                                                ----       ----
                                                                 (IN THOUSANDS)
Accrued salaries and wages.................................    $13,941    $13,310
Accrued postretirement benefits other than pensions........      6,138      6,598
Accrued taxes other than income taxes......................      5,834      5,587
Accrued interest...........................................      7,357      7,205
Other current liabilities..................................      6,696      8,492
                                                               -------    -------
                                                               $39,966    $41,192
                                                               =======    =======

INVESTMENTS IN ASSOCIATED COMPANIES:

     The Company has a 39.9 percent equity interest in a member of (15.1 percent participation) an iron ore mining venture with a carrying value of $14.3 million at December 29, 1996 and December 31, 1995. In 1996, 1995 and 1994, the Company made iron ore purchases of $23.8 million, $21.8 million, and $20.7 million, respectively, from the venture. At December 29, 1996, $4.0 million was owed to the venture for iron ore purchases; amounts owed to the venture for such ore purchases were $5.2 million at December 31, 1995.

                            ACME METALS INCORPORATED

     The Company has a 37 percent interest in Olga Coal Company. In 1987, Olga Coal Company filed for protection under Chapter 11 of the U.S. Bankruptcy Act and the coal mining operation was idled. The coal mining investment is carried at no value in the Consolidated Balance Sheets.

     During 1996 and 1995, the Company invested capital of $1.7 million and $1.8 million, in a joint venture which will perform processing of certain of the Company's steel products. The Company has invested capital of $3.5 million for a total interest of 40 percent. The investment will be accounted for by the equity method of accounting. The joint venture will lease the property on which the facility is being constructed from the Company. The joint venture began limited operations during the fourth quarter of 1996. Full operations are expected to be achieved by mid-1997.

INCOME TAXES:

     The provision for income taxes consisted of the following:

                                                     1996         1995         1994
                                                     ----         ----         ----
                                                             (IN THOUSANDS)
Taxes on income:
  Current:
     Federal....................................    $ 4,018      $18,510      $10,108
     State......................................        481        4,479        2,720
                                                    -------      -------      -------
                                                      4,499       22,989       12,828
  Deferred......................................     (2,073)      (7,100)      (2,893)
                                                    -------      -------      -------
                                                    $ 2,426      $15,889      $ 9,935
                                                    =======      =======      =======

     The effective income tax rates for 1996, 1995 and 1994 are reconciled to the Federal statutory tax rate in the following table:

                                                           1996       1995       1994
                                                           ----       ----       ----
Statutory Federal income tax rate......................    35.0%      35.0%      35.0%
Change in tax rate due to:
  Federal audit adjustment.............................      --        2.5         --
  State taxes -- net of Federal tax effect.............     9.6        5.0        5.3
  Municipal bond interest..............................    (1.0)      (7.8)      (4.8)
  Rate change impact on net deferred tax asset.........      --         --       (1.4)
  Disallowed meals and entertainment...................     1.9        0.2        1.0
  Employee life insurance premiums.....................     2.0        0.2        0.8
  Other -- net.........................................     0.1        0.9       (1.3)
                                                           ----       ----       ----
                                                           47.6%      36.0%      34.6%
                                                           ====       ====       ====

                            ACME METALS INCORPORATED

     Significant components of the Company's deferred tax liabilities and assets at December 29, 1996 and December 31, 1995 are summarized below:

                                                                1996       1995
                                                                ----       ----
                                                                 (IN THOUSANDS)
DEFERRED TAX LIABILITIES
Property, plant and equipment..............................    $28,077    $16,839
Other assets...............................................        432
                                                               -------    -------
  Gross deferred tax liabilities...........................     28,509     16,839
                                                               -------    -------
DEFERRED TAX ASSETS
Postretirement benefits other than pensions................     38,442     37,080
Pensions...................................................      3,752      6,523
Other employee benefits....................................      3,176      4,519
Inventories................................................      5,224      4,188
Interest expense...........................................     11,249      6,135
Other liabilities..........................................      2,832      2,303
Alternative minimum tax credits............................      4,088
                                                               -------    -------
  Gross deferred tax assets................................     68,763     60,748
                                                               -------    -------
     Net deferred tax asset................................    $40,254    $43,909
                                                               =======    =======

     In 1996 and 1995, the change in the deferred tax asset primarily represents the effect of changes in the amounts of temporary differences from the prior year. Significant changes in such temporary differences related to (i) the use of accelerated depreciation methods in relation to the Modernization and Expansion Project resulting in a larger deferred tax liability, (ii) a reduction in the deferred tax asset for pensions associated with a lower minimum liability adjustment and (iii) an increase in the deferred tax asset for interest related to the inability to deduct interest on the Company's Senior Secured Discount Notes until paid.

     The Company's federal tax liability is the greater of its regular tax or alternative minimum tax. At December 31, 1996, the Company had $4.1 million in alternative minimum tax credits to be carried forward.

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

     Cash flows from operating activities were reduced by net cash paid for income taxes of $6.3 million, $20.3 million and $12.3 million during 1996, 1995 and 1994, respectively.

                            ACME METALS INCORPORATED

LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT:

     The Company's long-term debt at December 29, 1996 and December 31, 1995 is summarized as follows:

                                                               1996        1995
                                                               ----        ----
                                                                (IN THOUSANDS)
Senior Secured Notes, 12.5%, due 2002....................    $125,000    $125,000
Senior Secured Discount Notes, 13.5%, due 2004...........     109,155      95,831
Term loan, three month LIBOR plus 400 basis points (9.5%
  at December 29, 1996), due 1998-2001...................      50,000      50,000
Note payable, 6.5% to 6.75%, due 1998-2008...............       6,000       6,000
Environmental Improvement Bonds, 7.95%, due 2025.........      11,345
Environmental Improvement Bonds, 7.90%, due 2024.........       8,585
                                                             --------    --------
                                                             $310,085    $276,831
                                                             ========    ========

     During 1994, the Company issued long-term debt in the form of Senior Secured Notes, Senior Secured Discount Notes and a Term Loan for gross cash proceeds of $255 million in connection with the financing of the Modernization and Expansion Project. The gross proceeds were reduced by debt issuance costs of $14.3 million which are being amortized over the lives of the respective bond issues and the term loan. The Company amortized deferred debt issuance costs of $1.9 million in 1996 and 1995, and $0.7 million in 1994, a portion of which has been capitalized in property, plant and equipment related to the Modernization and Expansion Project.

     Coincident with the issuance of the new debt, the Company prepaid the total principal remaining on the previously existing Senior Notes of $50 million and incurred approximately $3 million ($1.8 million after-tax) in prepayment penalties which are shown as an extraordinary expense item, net of taxes, in the Consolidated Statements of Operations in 1994.

     Senior Secured Notes

          The Senior Secured Notes were issued for $125 million, bearing 12.5 percent interest due in 2002. The Senior Secured Notes may be redeemed at the option of the Company, in whole, or in part on or after August 1, 1998 at fixed redemption prices equivalent to or in excess of par, together with accrued and unpaid interest to the redemption date.

     Senior Secured Discount Notes

          The Senior Secured Discount Notes which provided gross proceeds of $80 million and mature in 2004, yield 13.5 percent and accrete to an aggregate principal amount of $117.9 million on August 1, 1997. During 1996, the Senior Secured Discount Notes accreted $13.4 million to a value of $109.2 million at December 29, 1996. The Senior Secured Discount Notes may be redeemed at the option of the Company in whole or in part, on or after August 1, 1999, at fixed redemption prices equivalent to or in excess of par, together with accrued and unpaid interest to the redemption date.

     Term Loan

          The Term Loan provided gross proceeds of $50 million and matures on a graduated schedule beginning in 1998, and may be redeemed at par, in whole or in part, by the Company on the last day of any quarterly interest period. The Term Loan bears interest at 400 basis points above the three month LIBOR rate. At December 29, 1996, the interest rate in effect was 9.5 percent. In 1995 the Company entered into an agreement to cap the total interest rate at 12.5 percent for the period May 2, 1996 to

                            ACME METALS INCORPORATED

     November 2, 1997. The cost of this interest rate cap of $0.5 million is being amortized over its effective period as an adjustment to interest expense.

     Note Payable

          The Note payable of $6.0 million was an obligation assumed by the Company on May 29, 1986 as a result of the reorganization of The Interlake Corporation. The assumed debt was incurred in connection with the financing of certain facilities which were retained by the Company in the spin-off. (See General description of business under Item 1. on page 3 hereof.) The Note payable bears an interest rate of 6.50 percent to 6.75 percent and principal payments are due in varying installments from 1998-2008.

     Environmental Improvement Bonds

          The Environmental Improvement Bonds were issued in April and September of 1996, with the Company receiving gross proceeds of $11.3 million and $8.6 million at interest rates of 7.95 percent and 7.90 percent, respectively. The gross proceeds of the notes were reduced by debt issuance costs of $0.6 million which are being amortized over the lives of the respective notes. The notes are due April 1, 2025 and 2024, respectively. The Environmental Improvement Bonds may be redeemed at the option of the Company in whole or in part, on or after April 1, 2006, at fixed redemption prices equivalent to or in excess of par, together with accrued and unpaid interest to the redemption date.

     Working Capital Facility

          The Company has a Working Capital Facility agreement with a group of banks which provides aggregate commitments of $80.0 million secured by the inventories and accounts receivable of the Company's subsidiaries of which approximately $69.0 million is available for borrowing at December 29, 1996 as calculated under the borrowing base calculation. The Working Capital Facility expires August 1999. The Working Capital Facility contains certain covenants which require the Company to maintain compliance with specifically defined financial ratios. No amounts were outstanding under the credit agreement during 1996 and 1995. The Company pays an annual commitment fee of one-half percent on the unused portion of the credit line. Interest on borrowings under the credit line are subject at the option of the Company to either LIBOR or the prime rate plus a factor, which varies subject to the term of the borrowing.

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

     The maturities during the five years ending December 26, 2001 are $4.3 million in 1998, $15.2 million in 1999, $16.5 million in 2000 and $15.3 million in 2001. Cash flows from operating activities were reduced by cash paid for interest on debt of $21.8 million in 1996, $21.6 million in 1995 and $5.3 million in 1994.

     The Senior Notes, Term Loan and Working Capital Facility contain certain restrictive covenants that limit the Company's ability to incur additional indebtedness, create liens, pay dividends, repurchase capital stock, engage in transactions with affiliates, sell assets, engage in sale or leaseback transactions and engage in mergers or consolidations.

                            ACME METALS INCORPORATED

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

     The fair value of the Term Loan, Environmental Improvement Bonds and Notes Payable are estimated by calculating the present value of the remaining interest and principal payments on the debt to maturity. The present value of the Term and Notes Payable are calculated based upon a discount rate equal to the three month LIBOR rate plus 400 basis points at the end of each reporting period. The Environmental Improvement Bonds present value computation uses a discount rate equal to the 30 year U.S. Treasury Bond rate at the end of the reporting period plus or minus the spread between the U.S. Treasury Bond rate and the rate negotiated at the inception of the loans.

Forward Exchange Contracts

     As of December 29, 1996, the Company had entered into forward exchange contracts with a domestic investment bank to purchase Canadian dollars at agreed upon rates. The Canadian dollars are to be used to satisfy purchase obligations from the Company's iron ore mining joint venture in Canada. The total notional value of these contacts at December 29, 1996, which approximates fair value, was $16.1 million.

     The following table presents information on the Company's financial instruments:

                                                             1996                        1995
                                                    ----------------------      ----------------------
                                                    CARRYING        FAIR        CARRYING        FAIR
                                                     AMOUNT        VALUE         AMOUNT        VALUE
                                                    --------       -----        --------       -----
                                                                      (IN THOUSANDS)
Cash and Cash Equivalents.......................    $ 33,224      $ 33,224      $ 53,043      $ 53,000
Short-term Investments..........................      11,817        11,817        83,756        84,100
Restricted Cash and Investments.................          --            --        50,305        50,300
Long-term debt
  - Senior Secured Notes........................     125,000       135,312       125,000       127,500
  - Senior Secured Discount Notes...............     109,155       112,429        95,831        99,100
  - Term Loan...................................      50,000        50,000        50,000        50,000
  - Notes Payable...............................       6,000         4,958         6,000         4,900
  - Environmental Improvement Bonds.............      19,930        20,389            --            --

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

                            ACME METALS INCORPORATED

STOCK COMPENSATION PLANS:

     The Company has a Fixed Stock Incentive Program which, among other benefits, allows for the granting of stock options and stock awards to its officers and key employees.

     The Company has a 1986 and a 1994 Stock Incentive Program which reserved shares of common stock for issuance to officers and employees of the Company and its subsidiaries. Both Programs provide for the issuance of stock options; stock appreciation rights, stock awards and restricted stock to officers and employees of the Company and its subsidiaries; since inception of the Programs, only stock options and stock awards have been granted. The 1986 Stock Incentive Program, which reserved 1,080,000 shares for issuance granted 805,700 stock shares and 249,925 stock awards which were frozen in 1994. Some of the stock options and stock awards granted under this Program prior to April 1994 are still outstanding. No stock options or stock awards have been granted from this Program since April 1994. The 1994 Stock Incentive Program provided for the reservation of 550,000 shares for issuance; to date, 297,000 stock options and 42,700 stock awards have been granted under this Program in the form of stock options and awards.

     Under both plans, the exercise price of stock options is fixed and equals the market value of the stock on the date of grant. Vesting occurs in two equal installments on the first and second anniversaries of the date of grant. Stock options expire ten years after the date of grant.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" and continues to utilize APB No. 25 and its interpretations to account for stock compensation plans. Accordingly, no compensation cost has been recognized for the fixed stock options granted under its Fixed Stock Incentive Program. Had compensation cost for options granted under the program been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro-forma amounts indicated below.

                                                                 1996      1995
                                                                 ----      ----
                                                                 (IN THOUSANDS)
Net income as reported......................................    $2,667    $28,246
Net income -- pro-forma.....................................    $2,040    $27,758
Net income per share -- as reported.........................    $ 0.23    $  2.44
Net income per share -- pro-forma...........................    $ 0.18    $  2.39

     The fair value of options at the date of grant were estimated using the Black Scholes Model with the following weighted average assumptions used for option grants in each year:

Expected life of options....................................    7 years
Risk-free interest rate.....................................       6.00%
Expected stock price volatility.............................       37.6%
Expected dividend yield.....................................         --
Forfeiture rate.............................................         11%

     The assumption regarding the vesting of stock options relating to executive's compensation in 1996 and 1995 is calculated on a pro-rata basis determined by specific issuance dates. Options granted during the years 1996, 1995, 1994 and 1993 were considered in the appropriate period, using a two-year vesting schedule.

                            ACME METALS INCORPORATED

     Option groups outstanding and option life information at December 29, 1996:

                                                       OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                             ---------------------------------------    ------------------------
                                                             WEIGHTED-     WEIGHTED-                   WEIGHTED-
                                                              AVERAGE       AVERAGE                     AVERAGE
                 RANGE OF                      OPTIONS      CONTRACTUAL    EXERCISE       OPTIONS      EXERCISE
             EXERCISE PRICES                 OUTSTANDING       LIFE          PRICE      EXERCISABLE      PRICE
             ---------------                 -----------    -----------    ---------    -----------    ---------
$13.65 to $14.50..........................     172,800       5.9 years      $14.04        172,800       $14.04
$16.625 to $17.875........................     313,200       6.8 years      $17.12        172,700       $17.34
$18.75 to $24.25..........................     199,150       6.3 years      $22.37        183,150       $22.68
                                               -------                                    -------
                                               685,150                                    528,650
                                               -------                                    -------

     Information regarding stock options outstanding and changes in option activity for the three years ended December 29, 1996 is summarized below:

                                               1996                    1995                    1994
                                       --------------------    --------------------    ---------------------
                                                  WEIGHTED-               WEIGHTED-                WEIGHTED-
                                                   AVERAGE                 AVERAGE                  AVERAGE
                                       OPTION     EXERCISE     OPTION     EXERCISE      OPTION     EXERCISE
                                       SHARES       PRICE      SHARES       PRICE       SHARES       PRICE
                                       ------     ---------    ------     ---------     ------     ---------
Stock options outstanding at
  beginning of year..................  606,950     $17.71      520,700     $17.79       608,350     $16.54
Options granted......................  105,000     $16.90      108,500     $17.28        83,500     $23.88
Options exercised....................  (22,150)    $ 8.37       (7,600)    $14.18      (165,400)    $16.16
Options canceled.....................   (4,650)    $21.32      (14,650)    $19.40        (5,750)    $20.98
                                       -------     ------      -------     ------      --------     ------
Stock options outstanding at end of
  year...............................  685,150     $17.86      606,950     $17.71       520,700     $17.79
                                       -------     ------      -------     ------      --------     ------
Options exercisable at end of year...  528,650     $18.11      466,450     $17.31       394,450     $16.87
                                       -------     ------      -------     ------      --------     ------
Weighted-average fair value of
  options granted during the year....  $  8.52                 $  8.84                 $  12.24
                                       -------                 -------                 --------

     Compensation cost related to stock awards was $0.2 million in both 1996 and 1995. Stock awards granted in 1996 totaled 20,000 shares at a value of $17.25. Stock awards granted in 1995 totaled 22,700 shares at a value of either $17.25 or $18.375 per share, depending on the grant date. Stock awards granted in 1994 totaled 13,000 shares at a value of either $23.19 or $22.88 per share, depending on the grant date. The compensation expense for the value of stock awards granted is generally recognized ratably over the vesting period of 5 years except in the case of 4,200 awards granted in 1995 for which the compensation expense for the value of the stock awards is recognized ratably over a vesting period of 3 years.

SHAREHOLDER RIGHTS PLAN:

     On July 15, 1994, the Company adopted a shareholders' rights plan ("Rights Plan") to protect shareholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price to all shareholders. Preferred Share Purchase Rights ("Rights") were issued to holders of record of the Company's Common Stock on August 5, 1994 and will expire on August 5, 2004.

     The Rights Plan provides for the issuance of one Right for each outstanding share of the Company's Common Stock on and after August 5, 1994 until expiration. The Rights will become exercisable after the tenth day following the earlier to occur of (i) the date on which public disclosure is made that a person or affiliated persons is the beneficial owner of 15% or more of the Company's Common Stock or (ii) the commencement or disclosure of intention to commence a tender or exchange offer by a person or affiliated persons which could result in the acquisition by such person or persons of 30% or more of the Company's

                            ACME METALS INCORPORATED

Common Stock. Each Right entitles the holder to purchase from the Company one one-hundredth of a share of the Company's Series A Preferred Share Stock at an exercise price of $80 per one one-hundredth of a share. The purchase price is subject to adjustment, to prevent dilution, in the event of certain merger/business combination situations involving the Company and in the event of other circumstances more specifically described in the Rights Agreement dated as of July 15, 1994 between the Company and First Chicago Trust Company of New York, which was filed in its entirety as Exhibit 1 to the Company's Form 8-A dated August 8, 1994 and to the Company's Form 8-A/A dated August 12, 1994.

COMMITMENTS AND CONTINGENCIES:

     The Company's interest in an iron ore mining joint venture requires payment of its proportionate share of all fixed operating costs, regardless of the quantity of ore received, plus the variable operating costs of minimum ore production for the Company's account. Normally, the Company reimburses the joint venture for these costs through its purchase of ore. During 1996, the Company obtained approximately 41 percent of its iron ore needs from the joint venture.

     During 1994, the Company entered into a turnkey contract with Raytheon Engineers & Constructors, Inc. ("Raytheon") to build the Modernization and Expansion Project at its steel making facilities located in Riverdale, Illinois. Based on the turnkey contract without taking into account financing costs, internally generated costs directly related to the Modernization and Expansion Project or additional changes that may be requested by Acme during construction, management estimates the cost of the Modernization and Expansion Project, including ancillary facilities, construction, general contractor fees and certain other project costs that will be paid by the Company will approximate $392 million.

     The Company has long term operating lease commitments, principally for building space for its Alpha Tube subsidiary and for various computer hardware and software. A current lease agreement relating to building space for the Alpha Tube subsidiary contains provisions for the Company to guarantee the lessor a recovery of a fixed percentage of its interest in the property upon termination of the lease. In the event the Company does not maintain compliance with financial covenants which are consistent with those of the Working Capital Facility the Company could be required to purchase the lessors' interest in the property. See financial statement note entitled Long-term Debt and Revolving Credit Agreement for a description of financial covenants. Lease terms cover periods from 3 to 6 years. Rental expense under operating lease agreements amounted to $1.4 million in 1996, $1.2 million in 1995, and $1.0 million in 1994. The approximate minimum rental commitments under noncancelable leases at December 29, 1996 are as follows: 1997 $2.7 million, 1998 $2.7 million, 1999 $2.7 million, 2000 $1.0 million and 2001 $1.2 million.

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

     Although management believes it will be required to make further substantial expenditures for pollution abatement facilities in future years, because of the continuous revision of these regulatory and statutory requirements, the Company is not able to reasonably estimate the specific pollution abatement requirements,

                            ACME METALS INCORPORATED
the amount or timing of such expenditures to maintain compliance with these environmental laws. While such expenditures in future years may be substantial, management does not presently expect they will have a material adverse effect on the Company's future ability to compete within its markets.

     In those cases where the Company has been identified as a Potentially Responsible Party ("PRP") or is otherwise made aware of a possible exposure to incur costs associated with an environmental matter, management determines (i) whether, in fact, the Company has been properly named or is otherwise obligated,
(ii) the extent to which the Company may be responsible for costs associated with the site in question, (iii) an assessment as to whether another party may be responsible under various indemnification agreements or insurance policies the Company is a party to, and (iv) an estimate, if one can be made, of the costs associated with the clean-up efforts or settlement costs. It is the Company's policy to make provisions for environmental clean-up costs at the time that a reasonable estimate can be made. At December 31, 1996 and 1995, the Company had recorded reserves of approximately $0.2 million, for environmental clean-up matters. While it is not possible to predict the ultimate costs of resolving environmental related issues facing the Company, based upon information currently available, they are not expected to have a material effect on the consolidated financial condition or results of operations of the Company.

     In connection with the Spin-Off from Interlake on May 29, 1986, Acme entered into certain indemnification agreements with Interlake. Pursuant to the terms of the indemnification agreements, Interlake undertook to defend, indemnify and hold Acme harmless from any claims, as defined, relating to Acme operations or predecessor operations occurring before May 29, 1986, the inception of Acme. The indemnification agreements cover certain environmental matters including certain litigation and Superfund sites in Duluth, Minnesota and Gary, Indiana for which either Interlake or Acme's predecessor operations have been named as defendants or PRP's, as applicable. To date, Interlake has met its obligations under the indemnification agreements and has provided the defense and paid all costs related to these environmental matters. The Company does not have sufficient information to determine the potential liability, if any, for the matters covered by the indemnification agreements in the event Interlake fails to meet its obligations thereunder in the future. In the event that Interlake, for any reason, was unable to fulfill its obligations under the indemnification agreements, the Company could have increased future obligations which could be significant.

     Also in connection with the Spin-Off from Interlake, Acme entered into a Tax Indemnification Agreement ("TIA") which generally provides for Interlake to indemnify Acme for certain tax matters. While certain issues have been negotiated and settled between the Company, Interlake and the Internal Revenue Service, certain significant issues for the tax years beginning in 1982 through 1986 remain unresolved.

     On March 17, 1994, Acme received a Statutory Notice of Deficiency ("Notice") in the amount of $16.9 million in tax as a result of the Internal Revenue Service's examination of the 1982-1984 tax years. The Company is contesting the unresolved issues and the Notice. Should the government sustain its position as proposed for those unresolved issues and those contained in the Notice, substantial interest would also be due (potentially in an amount greater than the tax claimed). The taxes claimed relate principally to adjustments for which Acme is indemnified by Interlake pursuant to the TIA. The Company has adequate reserves to cover that portion for which it believes it may be responsible per the TIA. To date, Interlake has met its obligations under the TIA with respect to all covered matters. In the event that Interlake, for any reason, were unable to fulfill its obligations under the TIA, the Company could have increased future obligations.

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

                            ACME METALS INCORPORATED

     Steel making operations include the manufacture of sheet, strip and semi-finished steel in low-, mid-, and high-carbon alloy and specialty grades. Principal markets include agricultural, automotive, industrial equipment, industrial fasteners, welded steel tubing, processor and tool manufacturing industries.

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

                              SEGMENT INFORMATION
                                 (IN THOUSANDS)

                                                               1996           1995           1994
                                                             ---------      ---------      ---------
Net Sales:
  Steel Making
     Sales to unaffiliated customers.....................    $ 222,642      $ 234,903      $ 231,225
     Intersegment sales..................................      112,700        121,929        118,195
                                                             ---------      ---------      ---------
                                                               335,342        356,832        349,420
  Steel Fabricating
     Sales to unaffiliated customers.....................      275,600        286,716        291,655
     Intersegment sales..................................        1,553          1,703          1,806
                                                             ---------      ---------      ---------
                                                               277,153        288,419        293,461
     Eliminations........................................     (114,253)      (123,632)      (120,001)
                                                             ---------      ---------      ---------
       Total.............................................    $ 498,242      $ 521,619      $ 522,880
                                                             =========      =========      =========
Income from Operations:
     Steel Making........................................    $ (14,921)     $  28,461      $  14,536(1)
     Steel Fabricating...................................       19,957         20,351         19,044
                                                             ---------      ---------      ---------
       Total.............................................    $   5,036      $  48,812      $  33,580
                                                             =========      =========      =========
Identifiable Assets:
  Steel Making...........................................    $ 660,672      $ 495,338      $ 248,876
  Steel Fabricating......................................      107,652        115,332        105,699
  Corporate..............................................       37,425        144,073        327,755
                                                             ---------      ---------      ---------
       Total.............................................    $ 805,749      $ 754,743      $ 682,330
                                                             =========      =========      =========
Depreciation:
  Steel Making...........................................    $  12,572      $   9,749      $  11,753
  Steel Fabricating......................................        3,696          3,747          3,696
  Corporate..............................................          323            117             65
                                                             ---------      ---------      ---------
       Total.............................................    $  16,591      $  13,613      $  15,514
                                                             =========      =========      =========
Capital Expenditures:
  Steel Making...........................................    $ 195,297      $ 238,177      $  53,205
  Steel Fabricating......................................        3,778          6,078          3,076
  Corporate..............................................           47            119             58
                                                             ---------      ---------      ---------
       Total.............................................    $ 199,122      $ 244,374      $  56,339
                                                             =========      =========      =========
Flat-rolled Steel Shipments (in tons)....................      611,882        619,052        675,430
                                                             =========      =========      =========

-------------------------
(1) Includes a $9.5 million nonrecurring charge to recognize asset impairment costs and contractual employee reduction costs related to construction of the Modernization and Expansion Project.

                         QUARTERLY RESULTS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     FIRST         SECOND        THIRD         FOURTH
                                                    QUARTER       QUARTER       QUARTER       QUARTER
------------------------------------------------------------------------------------------------------
1996
  Net Sales.....................................    $125,865      $127,268      $125,174      $119,935
  Gross profit..................................      14,445        14,257        16,345         5,418
  Net income (loss).............................       3,436         3,190         2,859        (6,818)
  Net income (loss) per share...................    $   0.30      $   0.27      $   0.25      $  (0.59)
------------------------------------------------------------------------------------------------------
1995
  Net Sales.....................................    $131,548      $136,171      $122,211      $131,689
  Gross profit..................................      23,132        25,140        17,911        18,265
  Net income....................................       8,046         8,781         5,256         6,163
  Net income per share..........................    $   0.69      $   0.75      $   0.45      $   0.53
------------------------------------------------------------------------------------------------------
1994
  Net sales.....................................    $123,560      $132,863      $123,142      $143,315
  Gross profit..................................      13,519        19,617        18,141        25,011
  Net income (loss).............................       3,598         6,856        (1,019)        7,536
  Net income (loss) per share...................    $   0.64      $   1.20      $  (0.12)     $   0.65
  Net income before extraordinary item..........                                $    768
  Net income per share before extraordinary
     item.......................................                                $   0.09
------------------------------------------------------------------------------------------------------

     The first quarter of 1995 includes a $1.6 million gain on the sale of the Company's interest in Virginia coal properties.

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

        SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                              ADDITIONS
                                                       ------------------------
                                         BALANCE AT    CHARGED TO    CHARGED TO                        BALANCE AT
                                         BEGINNING     COSTS AND       OTHER                             END OF
FISCAL YEAR                               OF YEAR       EXPENSES      ACCOUNTS        DEDUCTIONS          YEAR
-----------                              ----------    ----------    ----------       ----------       ----------
1996
  Allowance for doubtful accounts
     receivable......................      $1,335         $144          $ 12(a)         $(171)(b)        $1,320
                                           ======         ====          ====            =====            ======
1995
  Allowance for doubtful accounts
     receivable......................      $1,301         $123          $ 60(a)         $(149)(b)        $1,335
                                           ======         ====          ====            =====            ======
1994
  Allowance for doubtful accounts
     receivable......................      $1,155         $541          $240(a)         $(635)(b)        $1,301
                                           ======         ====          ====            =====            ======

-------------------------
(a) Consists principally of recoveries of accounts charged off in prior years.

(b) Uncollectible accounts charged off.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 33-17235, 33-19437, and 33-30841) and in the Registration Statements on Form S-8 (Nos. 33-38747 and 33-59627) of Acme Metals Incorporated of our report dated January 24, 1997 appearing on page 34 in this Annual Report on Form 10-K.

/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP

Chicago, Illinois
March 17, 1997