Form 10-Q
period 1997-03-30
ACME METALS INC /DE/
filed 1997-05-14
CIK 883702

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 1997 or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Number of shares of Common Stock outstanding as of April 27, 1997: 11,631,373.





================================================================================

                       PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                            ACME METALS INCORPORATED

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)




                                                     For The Three Months Ended
                                                     --------------------------
                                                      March 30,      March 31,
                                                         1997           1996
                                                      ---------      ---------
  NET SALES                                            $125,331       $125,865

  COSTS AND EXPENSES:
        Cost of products sold                           119,609        108,245
        Depreciation expense                             10,039          3,175
                                                       --------       --------
  Gross margin                                           (4,317)        14,445
        Training and Pre-start-up--Modernization
           and Expansion Project                             --          1,465
        Selling and administrative expense               10,192          8,680
                                                       --------       --------
  Operating income (loss)                               (14,509)         4,300

  NON-OPERATING INCOME (EXPENSE):
        Interest expense                                 (9,870)          (648)
        Interest income                                     353          2,187
        Other - net                                         (15)          (112)
                                                       --------       --------
  Income (loss) before income taxes                     (24,041)         5,727
  Income tax (benefit) provision                         (8,174)         2,291
                                                       --------       --------
  Net income (loss)                                    $(15,867)      $  3,436
                                                       ========       ========


  PER COMMON SHARE:

        Net income (loss)                              $  (1.36)      $   0.30
                                                       ========       ========




    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                 (Unaudited)
                                                                                  March 30,   December 29,
                                                                                     1997         1996
                                                                                  ---------  ------------
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                         $   8,841  $  33,224
Short-term investments                                                                5,458     11,817
Receivables, less allowances of $1,403 in 1997 and $1,320 in 1996                    54,010     52,502
Inventories                                                                          65,651     68,884
Deferred income taxes                                                                22,886     14,957
Other current assets                                                                  2,104      1,453
                                                                                  ---------  ---------
        Total current assets                                                        158,950    182,837
                                                                                  ---------  ---------
INVESTMENTS AND OTHER ASSETS:
Investments in associated companies                                                  17,863     17,862
Other assets                                                                         18,646     19,028
Deferred income taxes                                                                29,497     25,297
                                                                                  ---------  ---------
        Total investments and other assets                                           66,006     62,187
                                                                                  ---------  ---------
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost                                              851,248    841,034
Construction in progress                                                              8,548      6,319
Accumulated depreciation                                                           (296,779)  (286,628)
                                                                                  ---------  ---------
        Total property, plant and equipment                                         563,017    560,725
                                                                                  ---------  ---------
                                                                                  $ 787,973  $ 805,749
                                                                                  =========  =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                  $  66,310  $  73,796
Accrued expenses                                                                     34,709     39,966
Income taxes payable                                                                  2,025      2,178
                                                                                  ---------  ---------
        Total current liabilities                                                   103,044    115,940
                                                                                  ---------  ---------

LONG-TERM LIABILITIES:
Long-term debt                                                                      313,723    310,085
Other long-term liabilities                                                          19,095     13,026
Postretirement benefits other than pensions                                          95,254     93,247
Retirement benefit plans                                                             11,668     12,750
                                                                                  ---------  ---------
        Total long-term liabilities                                                 439,740    429,108
                                                                                  ---------  ---------
Commitments and contingencies (see note titled Commitments and Contingencies)
SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value, 2,000,000 shares authorized, no shares issued
Common stock, $1 par value, 20,000,000 shares authorized, 11,631,373
        and 11,610,723 shares issued in 1997 and 1996, respectively                  11,631     11,611
Additional paid-in capital                                                          165,677    165,342
Retained earnings                                                                    82,765     98,632
Minimum pension liability adjustment                                                (14,884)   (14,884)
                                                                                  ---------  ---------
        Total shareholders' equity                                                  245,189    260,701
                                                                                  ---------  ---------
                                                                                  $ 787,973  $ 805,749
                                                                                  =========  =========


    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                               For The Three Months Ended
                                                              ----------------------------
                                                              March 30,          March 31,
                                                                 1997               1996
                                                              ---------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                          $(15,867)           $  3,436
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
      NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES:
          Depreciation                                          10,151               3,385
          Accretion of Senior Discount Notes                     3,638               3,149
          Deferred Income Taxes                                 (8,174)                  -
          CHANGE IN CURRENT ASSETS AND LIABILITIES:
                Receivables                                     (1,508)                (77)
                Inventories                                      3,233               6,138
                Accounts payable                               (12,713)             (9,618)
                Other current accounts                          (5,816)             (5,134)
          Other, net                                             3,191               1,714
                                                              --------            --------
   Net cash (used for) provided by operating activities        (23,865)              2,993
                                                              --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                        (331)            (19,033)
   Sales and/or maturities of investments                        6,690             109,865
   Capital expenditures                                         (2,902)             (3,562)
   Capital expenditures  Modernization and Expansion Project    (4,330)            (43,295)
                                                              --------            --------
   Net cash (used for) provided by investing activities           (873)             43,975
                                                              --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Other                                                           355                  (1)
                                                              --------            --------
   Net cash provided by (used for) financing activities            355                  (1)
                                                              --------            --------

   Net (decrease) increase in cash and cash equivalents        (24,383)             46,967
   Cash and cash equivalents at beginning of period             33,224              53,043
                                                              --------            --------
   Cash and cash equivalents at end of period                 $  8,841            $100,010
                                                              ========            ========











    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF PRESENTATION:

The accompanying financial statements for the periods ended March 30, 1997 and March 31, 1996 are unaudited. The statements should be read in conjunction with the audited financial statements included in the Company's 1996 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of such financial statements have been included. The financial statements have been subjected to a limited review by Price Waterhouse LLP, the Company's independent accountants, whose report appears on page 11 of this filing. Such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

The Company's fiscal year ends on December 28, 1997 and will contain 52 weeks. First quarter results for 1997 and 1996 cover 13-week periods.


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

All sales between segments are recorded at contractual prices determined on an annual basis and reviewed periodically to reflect current market conditions. Income from operations consists of total sales less operating expenses. Operating expenses include an allocation of expenses incurred at the Corporate Office that are considered by the Company to be operating expenses of the Segments rather than general corporate expenses. Income from operations does not include other non-operating income or expense, interest income or expense, or income taxes, or extraordinary items.

The products and services of the Steel Making and Steel Fabricating Segments are distributed through their own respective sales organizations which have sales offices at various locations in the United States. Export sales are insignificant for the periods presented.

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



                                                    FOR THE THREE MONTHS ENDED
                                                    --------------------------
                                                    March 30,        March 31,
                                                     1997              1996
                                                    ---------        ---------
                                           (in thousands, except for steel shipments)
    Net Sales:
      Steel Making:
        Sales to unaffiliated customers             $  54,367        $  57,714
        Intersegment sales                             24,754           28,769
                                                    ---------        ---------
                                                       79,121           86,483
      Steel Fabricating:
        Sales to unaffiliated customers                70,964           68,151
        Intersegment sales                                298              422
                                                    ---------        ---------
                                                       71,262           68,573
        Eliminations                                  (25,052)         (29,191)
                                                    ---------        ---------
      Total                                         $ 125,331        $ 125,865
                                                    =========        =========

    Income (loss) from Operations:
        Steel Making                                $ (19,925)       $     294
        Steel Fabricating                               5,416            4,006
                                                    ---------        ---------
      Total                                         $ (14,509)       $   4,300
                                                    =========        =========

    Depreciation:
        Steel Making                                $   9,224        $   2,341
        Steel Fabricating                                 922              963
        Corporate                                           5               81
                                                    ---------        ---------
      Total                                         $  10,151        $   3,385
                                                    =========        =========

    Capital Expenditures:
        Steel Making                                $  10,565        $  61,230
        Steel Fabricating                               1,849              952
        Corporate                                          45               10
                                                    ---------        ---------
      Total                                         $  12,459        $  62,192
                                                    =========        =========

Operating Data (in tons)

    Steel Production (hot band)                       191,878          162,375
    Steel Shipments (flat roll)                       164,309          156,421


PER SHARE DATA:

Per share amounts for 1997 and 1996 are based on the weighted average number of common and dilutive common equivalent shares outstanding during the three-month period (11,661,447 in 1997 and 11,607,211 in 1996).

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

INVENTORIES:

Inventories are summarized as follows:

                                                      March 30,  December 29,
                                                         1997        1996
                                                      ---------  ------------

             Raw materials                             $10,725      $15,642
             Semi-finished and finished products        46,916       46,493
             Supplies                                    8,010        6,749
                                                       -------      -------
                                                       $65,651      $68,884
                                                       =======      =======

PROPERTY, PLANT AND EQUIPMENT:

The Company has capitalized expenditures related to the construction of a continuous thin slab caster and hot strip mill (the "Modernization and Expansion Project") totaling $442.2 million at March 30, 1997. Total cash payments for the Modernization and Expansion Project in the first quarter of 1997 were $4.3 million. Accrued payments to the general contractor at March 30, 1997 and December 29, 1996 include accounts payable of $17.2 million and $12.0 million, respectively. Due to the non-cash nature of such payables at each date they have been excluded from the Statements of Cash Flows. The remainder of capital expenditures classified as construction in progress at March 30, 1997 was primarily for an upgrade of the Company's management information systems and to a lesser extent the replacement and rehabilitation of various production facilities.

CASH FLOWS:

Cash payments for interest expense were $9.8 million during the first three months of 1997 and $9.1 million in the first three months of 1996; in these periods cash payments for income taxes were $0.2 million. Cash transactions in the first quarter of 1997 for the Modernization and Expansion Project are discussed in the Property, Plant and Equipment footnote.


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

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



During 1994, the Company entered into a turnkey contract with Raytheon Engineers & Constructors, Inc. ("Raytheon") to build the Modernization and Expansion Project at its steel making facilities located in Riverdale, Illinois. Based on the turnkey contract without taking into account financing costs, internally generated costs directly related to the Modernization and Expansion Project or additional changes that may be requested by the Company during construction, management estimates the cost of the Modernization and Expansion Project, including ancillary facilities, construction, general contractor fees and certain other project costs that will be paid by the Company will approximate $392 million.

The Company has long-term operating lease commitments, principally for building space for its Alpha Tube subsidiary and for various computer hardware and software. A current lease agreement relating to building space currently under construction for the Alpha Tube subsidiary contains provisions for the Company to guarantee the lessor a recovery of a fixed percentage of its interest in the property upon termination of the lease. In the event the Company does not maintain compliance with financial covenants which are consistent with those of the Working Capital Facility, the Company could be required to purchase the lessors' interest in the property. See financial statement note entitled Long-term Debt and Revolving Credit Agreement for a description of financial covenants in the 1996 Annual Report on Form 10-K. Lease terms cover periods from 3 to 6 years.

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

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



pollution abatement requirements or the amount or timing of such expenditures to maintain compliance with these environmental laws. While such expenditures in future years may be substantial, management does not presently expect they will have a material adverse effect on the Company's future ability to compete within its markets.

In those cases where the Company has been identified as a Potentially Responsible Party ("PRP") or is otherwise made aware of a possible exposure to incur costs associated with an environmental matter, management determines (i) whether, in fact, the Company has been properly named or is otherwise obligated, (ii) the extent to which the Company may be responsible for costs associated with the site in question, (iii) an assessment as to whether another party may be responsible under various indemnification agreements or insurance policies the Company is a party to, and (iv) an estimate, if one can be made, of the costs associated with the clean-up efforts or settlement costs. It is the Company's policy to make provisions for environmental clean-up costs at the time that a reasonable estimate can be made. At March 30, 1997 and December 29, 1996, the Company had recorded reserves of approximately $0.2 million for environmental clean-up matters. While it is not possible to predict the ultimate costs of resolving environmental related issues facing the Company, based upon information currently available, they are not expected to have a material effect on the consolidated financial condition or results of operations of the Company.

In connection with the Spin-Off from The Interlake Corporation ("Interlake") on May 29, 1986, Acme Steel Company (a subsidiary of the Company) entered into certain indemnification agreements with Interlake. Pursuant to the terms of the indemnification agreements, Interlake undertook to defend, indemnify and hold Acme Steel Company harmless from any claims, as defined, relating to Acme Steel Company operations or predecessor operations occurring before May 29, 1986, the inception of Acme Steel Company. The indemnification agreements cover certain environmental matters including certain litigation and Superfund sites in Duluth, Minnesota and Gary, Indiana for which either Interlake or Acme Steel Company's predecessor operations have been named as defendants or PRPs, as applicable. To date, Interlake has met its obligations under the indemnification agreements and has provided the defense and paid all costs related to these environmental matters. The Company does not have sufficient information to determine the potential liability, if any, for the matters covered by the indemnification agreements in the event Interlake fails to meet its obligations thereunder in the future. In the event that Interlake, for any reason, were unable to fulfill its obligations under the indemnification agreements, the Company could have increased future obligations which could be significant.

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

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



On March 17, 1994, Acme Steel Company received a Statutory Notice of Deficiency ("Notice") in the amount of $16.9 million in tax as a result of the Internal Revenue Service's examination of the 1982-1984 tax years. The Company is contesting the unresolved issues and the Notice. Should the government sustain its position as proposed for those unresolved issues and those contained in the Notice, substantial interest would also be due (potentially in an amount greater than the tax claimed). The taxes claimed relate principally to adjustments for which Acme Steel Company is indemnified by Interlake pursuant to the TIA. The Company has adequate reserves to cover that portion for which it believes it may be responsible per the TIA. To date, Interlake has met its obligations under the TIA with respect to all covered matters. In the event that Interlake, for any reason, were unable to fulfill its obligations under the TIA, the Company could have increased future obligations which could be significant.

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

                      REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Shareholders of
Acme Metals Incorporated


We have reviewed the accompanying consolidated balance sheet as of March 30, 1997, the consolidated statements of operations for the three-month periods ended March 30, 1997 and March 31, 1996, and the consolidated statements of cash flows for the three-month periods ended March 30, 1997 and March 31, 1996 (the "consolidated financial information") of Acme Metals Incorporated and its subsidiaries. This consolidated financial information is the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 29, 1996, and the related consolidated statements of operations, of shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 24, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 29, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.





/s/Price Waterhouse LLP
-----------------------
Price Waterhouse LLP
Chicago, Illinois
May 7, 1997

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
-------  --------------------------------------------------
         OPERATIONS AND FINANCIAL CONDITION
         --------------------------------------------------

RESULTS OF OPERATIONS



                                          For the Three Months Ended      For the Years Ended
                                          --------------------------      -------------------
                                             March 30,  March 31,     Dec. 29,  Dec. 31,  Dec. 25,
                                                1997       1996         1996      1995      1994
                                             ---------  ---------     --------  --------  --------
NET SALES                                        100.0%     100.0%      100.0   100.0%     100.0%
                                             ---------  ---------     --------  --------  --------
COSTS AND EXPENSES:
 Cost of products sold                            95.4       86.0        86.7     81.3       82.5
 Depreciation expense                              8.0        2.5         3.2      2.5        2.9
                                             ---------  ---------     --------  --------  --------
Gross profit                                      (3.4)      11.5        10.1     16.2       14.6
 Training/start-up--Modernization
   and Expansion Project                           0.0        1.2         2.0      0.0        0.0
 Selling and administrative expense                8.1        6.9         7.1      6.8        6.4
 Restructuring/Nonrecurring charge                 0.0        0.0         0.0      0.0        1.8
                                             ---------  ---------     --------  --------  --------
Operating income (loss)                          (11.5)       3.4         1.0      9.4        6.4
 Interest (expense) income, net                   (7.6)       1.1        (0.1)    (1.3)      (1.2)
 Other non-operating income, net                   0.0        0.0         0.1      0.3        0.3
Income tax (benefit) provision                    (6.5)       1.8         0.5      3.0        1.9
                                             ---------  ---------     --------  --------  --------
Net income (loss) before extraordinary item      (12.6)       2.7         0.5      5.4        3.6
Extraordinary item, net of taxes                   0.0        0.0         0.0      0.0       (0.3)
                                             ---------  ---------     --------  --------  --------
Net income (loss)                                (12.6)%      2.7%        0.5%     5.4%       3.3%
                                             =========  =========     ========  ========  ========




First Quarter 1997 as compared to First Quarter 1996

NET SALES. Consolidated net sales of $125.3 million in the first quarter of 1997 were $0.5 million lower than first quarter 1996 net sales. A slight increase in non-flat roll product selling prices was more than offset by an unfavorable steel product mix as compared to the first quarter of 1996.

     Steel Making Segment. Net sales for the Steel Making Segment were $79.1 million in the first quarter of 1997, a $7.4 million, or 9 percent, decrease over last year's comparable period. Sales to unaffiliated customers decreased 6 percent to $54.4 million while intersegment sales of $24.8 million fell below the first quarter 1996 level by nearly 14 percent. Decreases in the average selling prices reduced shipments to affiliates, and lower sales of non-flat roll products accounted for the decreased sales in the first quarter of 1997 versus the first quarter of 1996. Sales of non-flat roll products totaled $8.0 million, which was $5.4 million lower than the prior year, due primarily to decreased volume.

     Steel Fabricating Segment. The Steel Fabricating Segment net sales of $71.3 million in the first quarter of 1997 were $2.7 million, or 4 percent, above the comparable period in the prior year. A slight decrease in selling prices was more than offset by sales volume gains for all the fabricating businesses.

GROSS MARGIN. The gross margin for the first quarter of 1997 was a $4.3 million loss which was $18.8 million lower than the gross profit recorded during last year's comparable period. The decrease in margin was due to increased operating costs and an unfavorable sales mix for steel products. During the first quarter of 1997 the Steel Making Segment incurred approximately $10.0 million of production cost inefficiencies related to the start-up of the Modernization and Expansion Project and the phase-out of older, redundant operations. Also, increased depreciation expense related primarily to the Modernization and Expansion Project reduced operating income by $6.8 million. The gross margin, as a percentage of sales, was 14.9 percent lower in the first quarter of 1997 than the first quarter of 1996.

SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense was $10.2 million in the first quarter of 1997, $1.5 million higher than the first quarter of 1996. Selling and administrative expenses represented approximately 8 percent of net sales in 1997 which exceeded the comparable period in 1996 by approximately 1 percent. The increased expense was principally due to costs related to the upgrade of the Company's management information systems.

OPERATING INCOME / LOSS. The operating loss for the Company in the first quarter of 1997 of $14.5 million was $18.8 million lower than the $4.3 million of income recorded during the same period in 1996.

     Steel Making Segment The Steel Making Segment recorded a $19.9 million loss from operations in the first quarter of 1997, down $20.2 million from the first quarter of 1996. The significant decline in earnings in the first quarter of 1997 was primarily the result of the production inefficiencies due to the continued commissioning of the Modernization and Expansion Project and the on-going phase-out of the redundant operations. The Steel Making Segment incurred approximately $10.0 million of production cost inefficiencies related to the start-up of the new facility and phase-out of redundant operations. Depreciation expense increased $6.9 million over the first quarter of 1996 primarily related to the Modernization and Expansion Project. The remainder of the operating loss resulted from an unfavorable product mix. As the new facility continues to ramp-up, the Steel Making Segment is in the process of developing and producing high carbon and alloy products which serve the higher margin niche customers, while continuing to phase out its redundant ingot operation. This transition has adversely affected the steel product mix during the first quarter of 1997. Sales to external customers were 6 percent lower than last year's comparable period, and sales to the Steel Fabricating Segment were 14 percent lower than in the first quarter of 1996. Approximately 62 percent of shipments and 60 percent of gross margin in 1997 was attributable to external customers while the remainder was generated by sales to the Steel Fabricating Segment, as compared to 65 percent of shipments and gross profit in the prior year.

     Steel Fabricating Segment. The Steel Fabricating Segment's operating income of $5.4 million for the first quarter of 1997 was $1.4 million higher than in last year's comparable period, resulting primarily from an increase in shipments and lower raw material costs. Partially offsetting the above mentioned favorable items were slightly decreased selling prices for strapping products.

INTEREST INCOME / EXPENSE. Interest income for the first quarter of 1997 totaled $0.4 million, falling below the first quarter of 1996 by $1.8 million. The decrease in interest income is the result of reduced on-hand cash and investment balances resulting from payments for the construction of the Modernization and Expansion Project and increased operating requirements. Interest expense of $9.9 million for the first quarter of 1997 increased as compared to the same period of the prior year by $9.2 million. The increase resulted from charging all interest costs to current operations versus capitalization of the interest costs associated with the Modernization and Expansion Project during the prior year. In the first quarter of 1996, interest costs of $8.3 million were capitalized as part of the Modernization and Expansion Project. The Company ceased capitalization of interest costs relating to the Modernization and Expansion Project mid-way through the fourth quarter of 1996 when the facility was placed in service.

INCOME TAXES. Income tax benefits recorded in the first quarter of 1997 totaled $8.2 million based on an effective tax rate of 34 percent as compared to $2.3 million of tax expense in the first quarter of 1996, based on a 40 percent effective tax rate.

NET INCOME (LOSS). The Company recorded a loss of $15.9 million, or $1.36 per share in the first quarter of 1997 versus income of $3.4 million, or $0.30 per share, recorded in the first quarter of 1996. Per share amounts for 1997 and 1996 are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the three-month periods (11,661,447 in 1997 and 11,607,211 in 1996).


LIQUIDITY AND CAPITAL RESOURCES

At the end of the first quarter, the Company's cash and cash equivalents balance was $8.8 million, down $24.4 million from the December 29, 1996 balance. At March 30, 1997, the Company had total liquid investments of $14.3 million including cash and cash equivalents and short-term investments, compared to $45.0 million in available funds at December 29, 1996.

The Company's current liquidity requirements include working capital needs, cash interest payments and capital investments. The Company expects to finance its operating and investing activities principally with cash from operations and borrowings against an $80 million Working Capital Facility. Consistent with this strategy the Company has borrowed against its Working Capital Facility early in the second quarter of 1997 and will continue to borrow and repay amounts from time to time as conditions warrant.

Operating activities used $23.9 million of cash in the first quarter of 1997 due to a combination of operating losses, a cash interest payment, with the remainder resulting from other changes in working capital. Investing activities decreased cash $0.9 million as the sale of short-term investments (net of purchases) of $6.4 million was more than offset by $7.2 million of capital expenditures, primarily related to the Modernization and Expansion Project.

Capital expenditures totaled $12.5 million in the first quarter of 1997. (Note: Capital expenditures include accounts payable of $17.2 million at March 30, 1997 and $12.0 million at December 29, 1996.) Total capital expenditures for the Modernization and Expansion Project were $9.6 million for current amounts paid and owing the general contractor, and to a lesser extent other costs related directly to the Modernization and Expansion Project. The remaining $2.9 million of capital expenditures were primarily for the upgrade of the Company's management information systems and to a lesser extent the replacement and rehabilitation of various production facilities.

At March 30, 1997, the Company's long-term indebtedness was $313.7 million. Long-term debt increased $3.6 million in the first quarter of 1997 due to the accretion of the Senior Secured Discount Notes.

Working capital of $55.9 million at the end of the first quarter of 1997 which was $11.0 million lower than the year-end 1996 balance, reflects current operating requirements, a cash interest payment, and payments made on the Modernization and Expansion Project. The Company currently has a Working Capital Facility, of which approximately $71.0 million was available at March 30, 1997 as determined by a borrowings base calculation. The available borrowing base is reduced by an amount equivalent to borrowings against the Working Capital Facility. The Working Capital Facility agreement, which provides for borrowings up to $80.0 million based on collateral, expires in August 1999. At March 30, 1997, the Company's ratio of debt to capitalization was .56 to 1.

MODERNIZATION AND EXPANSION PROJECT. The Company is continuing its ramp-up of the Modernization and Expansion Project and plans to reach full production capability as quickly as possible, while decommissioning of redundant existing facilities is expected to be complete by mid-year 1997. During the first quarter of 1997, the Company incurred approximately $10.0 million of production cost inefficiencies related to the start-up of the Modernization and Expansion Project and the phase-out of the older redundant operations. In addition, the Company recorded $6.0 million of depreciation expense related to the new facility. In the first quarter, more than 50 percent of flat rolled production came from the new facility versus 17 percent in the fourth quarter of 1996. Shipments from the new facility accounted for 37 percent of first quarter shipments, as compared to 5 percent in 1996's fourth quarter. Although the new facility has been successful in casting and rolling a number of high-carbon and alloy products, which serve the Company's higher margin niche customers, the majority of production and shipments thus far consisted largely of low- and medium- carbon grades.

OUTLOOK. In the second quarter of 1997, the Company will continue its transition as it moves towards completion of the commissioning phase of the Modernization and Expansion Project as well as in its joint venture steel processing facility. During the remainder of the transition period the Company will continue to experience production inefficiencies related to the start-up of the new facility as well as additional costs of decommissioning the redundant operations. In the second quarter of 1997, the Company expects to incur approximately $5.0 million of additional production cost inefficiencies for an estimated total of $15.0 million in the first half of 1997, assuming the ramp-up of the new facility as well as the decommissioning of redundant operations are achieved in a manner consistent with the Company's expectations.

The Company expects to recognize a loss in the second quarter of 1997. The results will continue to be adversely impacted by production inefficiencies incurred relating to the start-up of the Modernization and Expansion Project and the decommissioning costs of the existing steel ingot and rolling mill operations. Steel Fabricating Segment earnings are expected to remain relatively steady.

When the Modernization and Expansion Project reaches full production levels it is expected to reduce net cash manufacturing costs by approximately $70 per ton, increase shipping capability and broaden the range of products while improving the range and quality of all steel products and products it furnishes to the Steel Fabricating Segment companies.

FORWARD LOOKING STATEMENTS. Actual events might materially differ from those projected in the above forward looking statements. The timely and successful ramp-up of the Modernization and Expansion Project and successful installation of new computer systems are important assumptions in the Company's projection of a fully operational facility and the related earnings benefits. If there are substantial unexpected production interruptions or other start-up difficulties; if the new facility fails to achieve certain production levels; if quality levels or performance objectives represented and guaranteed by the equipment suppliers and turnkey general contractor (although mitigated by liquidated damages of up to 20% of the contract which was reduced from 30% as the general contractor has fulfilled some of the construction and completion obligations as well as certain performance obligations) are not achieved, the competitive and financial position of the Company could be materially adversely affected. In addition to uncertainties with respect to the Modernization and Expansion Project, forwarding looking statements regarding all of the Company's businesses, but particularly the Steel Making Segment, are based on various economic assumptions. These assumptions include projections regarding: selling prices for the Company's products; costs for labor, energy, raw material, supplies, pensions and active and retiree medical care; volume or units of product sales; competitive developments in the marketplace by domestic and foreign competitors and the competitive impact of the facilities which are expected to compete with the Company's products; general economic developments in the United States affecting the business of the Company's customers, including the strength of the U.S. dollar against other currencies, and similar events which may affect the costs, price or volume of products sold by the Company.

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

                         PART II.  OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1997 Annual Meeting of Shareholders was held on April 24, 1997. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which are described in the Company's Proxy Statement dated March 26, 1997.

   1. The four nominees for election as Class II Directors listed in the Proxy Statement were elected:


                    NAME             VOTES FOR  VOTES WITHHELD
                 ------------------  ---------  --------------
                 Stephen D. Bennett  8,947,791       55,052
                 Buddy W. Davis      8,942,354       60,489
                 Andrew R. Laidlaw   8,820,335      182,508
                 Frank A. LePage     8,945,926       56,917

   2. The proposal to adopt the Acme Metals Incorporated 1997 Non-Employee Directors' Stock Option Plan was passed. (8,786,182 votes
        FOR, 40,882 votes ABSTAINED, 175,779 votes AGAINST)

   3. The proposal to approve the Amendment and Restatement of the Acme Metals Incorporated 1994 Executive Incentive Compensation Plan was passed. (8,410,215 votes FOR, 42,970 votes ABSTAINED, 115,399 votes AGAINST)

   4. The proposal to ratify the appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year 1997 was passed. (8,971,671 votes FOR, 13,688 votes ABSTAINED, 17,484 votes AGAINST)



ITEM 6. EXHIBITS

     (a) Exhibit 15 - Letter regarding unaudited interim financial information
         Exhibit 27 - Financial data schedule

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ACME METALS INCORPORATED

Date:  May 12, 1997          By: /s/ Jerry F. Williams
                                 ----------------------------------------
                                Jerry F. Williams
                                Vice President - Finance and
                                Administration and Chief Financial
                                Officer
                                (Principal Financial Officer)




                             By: /s/ Gregory J. Pritz
                                 ----------------------------------------
                                 Gregory J. Pritz
                                 Controller
                                 (Principal Accounting Officer)