Form 10-Q
period 1997-07-25
ACME METALS INC /DE/
filed 1997-08-07
CIK 883702

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 29, 1997 or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          ___________________________

                         Commission file number 1-14378

                            ACME METALS INCORPORATED

             (Exact name of registrant as specified in its charter)


     Delaware                                                   36-3802419
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)


          13500 South Perry Avenue, Riverdale, Illinois  60827-1182
               (Address of principal executive offices) (Zip Code)




                                 (708) 849-2500
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X       No
                                         ---         ----

Number of shares of Common Stock outstanding as of July 25, 1997:  11,631,145.

                       PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                            ACME METALS INCORPORATED

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)



                                                   For the Three Months Ended    For the Six Months Ended
                                                   ----------------------------  --------------------------
                                                       June 29,       June 30,       June 29,      June 30,
                                                        1997           1996           1997          1996
                                                   -------------  -------------  ------------  ------------
NET SALES                                              $123,471       $127,268      $248,802      $253,133

COSTS AND EXPENSES:
   Cost of products sold                                112,682        109,891       232,327       218,136
   Depreciation expense                                   9,943          3,120        19,946         6,295
                                                   ------------   ------------   -----------   -----------
Gross margin                                                846         14,257        (3,471)       28,702
   Training and Pre-Start-up-Modernization Project           --          1,686            --         3,151
   Selling and administrative expense                    10,142          8,644        20,334        17,324
                                                   ------------   ------------   -----------   -----------
Operating income (loss)                                  (9,296)         3,927       (23,805)        8,227

NON-OPERATING INCOME (EXPENSE):
   Interest expense                                     (10,025)          (289)      (19,895)         (937)
   Interest income                                          107          1,678           460         3,865
   Other-net                                               (109)            --          (124)         (112)
                                                   ------------   -------------  -----------   -----------
Income (loss) before income taxes                       (19,323)         5,316       (43,364)       11,043
Income tax (benefit) provision                           (6,570)         2,126       (14,744)        4,417
                                                   ------------   ------------   -----------   -----------

Net income (loss)                                      $(12,753)      $  3,190      $(28,620)     $  6,626
                                                   ============   ============   ===========   ===========


PER COMMON SHARE:

      Net income (loss)                                $  (1.10)      $   0.27      $  (2.46)     $   0.57
                                                   ============   ============   ===========   ===========




    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                  (Unaudited)
                                                                                                    June 29,   December 29,
                                                                                                     1997         1996
                                                                                                  -----------  ------------

                                             ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                                           $   4,759   $     33,224
Short-term investments                                                                                     --         11,817
Receivables, less allowances of $1,418 in 1997 and $1,320 in 1996                                      58,791         52,502
Inventories                                                                                            61,444         68,884
Deferred income taxes                                                                                  27,358         14,957
Other current assets                                                                                    1,786          1,453
                                                                                                    ---------   ------------
       Total current assets                                                                           154,138        182,837
                                                                                                    ---------   ------------
INVESTMENTS AND OTHER ASSETS:
Investments in associated companies                                                                    17,228         17,862
Other assets                                                                                           18,154         19,028
Deferred income taxes                                                                                  31,740         25,297
                                                                                                    ---------   ------------
       Total investments and other assets                                                              67,122         62,187
                                                                                                    ---------   ------------
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost                                                                856,373        841,034
Construction in progress                                                                               12,364          6,319
Accumulated depreciation                                                                             (305,679)      (286,628)
                                                                                                    ---------   ------------
       Total property, plant and equipment                                                            563,058        560,725
                                                                                                    ---------   ------------
                                                                                                    $ 784,318   $    805,749
                                                                                                    =========   ============


                                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                                    $  61,761   $     73,796
Accrued expenses                                                                                       41,960         39,966
Income taxes payable                                                                                    2,310          2,178
                                                                                                    ---------   ------------

       Total current liabilities                                                                      106,031        115,940
                                                                                                    ---------   ------------

LONG-TERM LIABILITIES:
Long-term debt                                                                                        319,953        310,085
Other long-term liabilities                                                                            19,420         13,026
Postretirement benefits other than pensions                                                            96,180         93,247
Retirement benefit plans                                                                               10,298         12,750
                                                                                                    ---------   ------------
       Total long-term liabilities                                                                    445,851        429,108
                                                                                                    ---------   ------------

Commitments and contingencies (see note titled Commitments and Contingencies)
SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value, 2,000,000 shares authorized, no shares issued
Common stock, $1 par value, 20,000,000 shares authorized, 11,631,373
       and 11,610,723 shares issued in 1997 and 1996, respectively                                     11,631         11,611
Additional paid-in capital                                                                            165,677        165,342
Retained earnings                                                                                      70,012         98,632
Minimum pension liability adjustment                                                                  (14,884)       (14,884)
                                                                                                    ---------   ------------
       Total shareholders' equity                                                                     232,436        260,701
                                                                                                    ---------   ------------
                                                                                                    $ 784,318   $    805,749
                                                                                                    =========   ============


    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                               For The Six Months Ended
                                                              --------------------------
                                                                June 29,      June 30,
                                                                 1997          1996
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $(28,620)     $  6,626
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
      NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES:
         Depreciation                                              20,229         6,738
         Accretion of Senior Discount Notes                         7,368         6,422
         Deferred Income Taxes                                    (14,744)           --
         CHANGE IN CURRENT ASSETS AND LIABILITIES:
              Receivables                                          (6,289)        2,012
              Inventories                                           7,440         5,666
              Accounts payable                                    (19,088)       (9,668)
              Other current accounts                                1,893        (2,298)
         Other, net                                                 4,289         4,653
                                                              -----------   -----------
   Net cash (used for) provided by operating activities           (27,522)       20,151
                                                              -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                           (331)      (22,678)
   Sales and/or maturities of investments                          12,148       133,346
   Capital expenditures - Modernization and Expansion Project      (8,451)       (8,981)
   Capital expenditures - Other                                    (7,164)     (112,442)
                                                              -----------   -----------
   Net cash (used for) investing activities                        (3,798)      (10,755)
                                                              -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit agreement                     13,500
   Repayment of revolving credit agreement                        (11,000)
   Issuance of bonds, net of discount                                  --        11,288
   Debt issue costs                                                    --          (186)
   Other                                                              355           373
                                                              -----------   -----------
   Net cash provided by financing activities                        2,855        11,475
                                                              -----------   -----------
   Net (decrease) increase in cash and cash equivalents           (28,465)       20,871
   Cash and cash equivalents at beginning of period                33,224        53,043
                                                              -----------   -----------
   Cash and cash equivalents at end of period                    $  4,759      $ 73,914
                                                              ===========   ===========



    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF PRESENTATION:

The accompanying financial statements for the periods ended June 29, 1997 and June 30, 1996 are unaudited. The statements should be read in conjunction with the audited financial statements included in the Company's 1996 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such financial statements have been included. The financial statements have been subjected to a limited review by Price Waterhouse LLP, the Company's independent accountants, whose report appears on page 11 of this filing. Such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

The Company's fiscal year ends on December 28, 1997 and will contain 52 weeks. Second quarter results for 1997 and 1996 cover 13-week periods.


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

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


                                              For The                      For The
                                        Three Months Ended               Six Months Ended
                                      --------------------------      --------------------------
                                         June 29,        June 30,       June 29,     June 30,
                                           1997            1996           1997      1996
                                      --------------  --------------  --------------------------
                                      (in thousands, except for steel shipments)
 Net Sales:
   Steel Making:
     Sales to unaffiliated customers  $  49,964        $ 55,877        $104,331        $113,591
     Intersegment sales                  25,031          30,626          49,785          59,395
                                      ---------        --------        --------        --------
                                         74,995          86,503         154,116         172,986
   Steel Fabricating:
     Sales to unaffiliated customers     73,507          71,391         144,471         139,542
     Intersegment sales                     279             277             577             699
                                      ---------        --------        --------        --------
                                         73,786          71,668         145,048         140,241
     Eliminations                       (25,310)        (30,903)        (50,362)        (60,094)
                                      ---------        --------        --------        --------
   Total                              $ 123,471        $127,268        $248,802        $253,133
                                      =========        ========        ========        ========

 Income (loss) from Operations:
     Steel Making                     $ (16,671)       $ (2,370)       $(36,596)       $ (2,076)
     Steel Fabricating                    7,375           6,297          12,791          10,303
                                      ---------        --------        --------        --------
   Total                              $  (9,296)       $  3,927        $(23,805)       $  8,227
                                      =========        ========        ========        ========

 Depreciation:
     Steel Making                     $   9,071        $  2,302        $ 18,295        $  4,643
     Steel Fabricating                    1,004             969           1,926           1,932
     Corporate                                3              82              8              163
                                      ---------        --------        --------        --------
   Total                              $  10,078        $  3,353        $ 20,229        $  6,738
                                      =========        ========        ========        ========

 Capital Expenditures:
     Steel Making                     $   8,215        $ 52,195        $ 18,780        $113,425
     Steel Fabricating                    1,986           1,380           3,835           2,332
     Corporate                                8              --              53              10
                                      ---------        --------        --------        --------
   Total                              $  10,209        $ 53,575        $ 22,668        $115,767
                                      =========        ========        ========        ========

Operating Data (in tons)
  Steel Production (hot band)           167,413         160,166         359,291         322,541
  Steel Shipments (flat roll)           157,761         156,696         322,070         313,117


PER SHARE DATA:

Per share amounts for 1997 and 1996 are based on the weighted average number of common and dilutive common equivalent shares outstanding during the three month and six-month periods, respectively (11,631,373 in 1997 and 11,622,957 in 1996 and 11,628,214 in 1997 and 11,619,816 in 1996).

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

INVENTORIES:

Inventories are summarized as follows:

                                                  June 29, December 29,
                                                    1997     1996
                                                  -------  -------

             Raw materials                        $ 9,446   15,642
             Semi-finished and finished products   46,598   46,493
             Supplies                               5,400    6,749
                                                  -------  -------
                                                  $61,444  $68,884
                                                  =======  =======



PROPERTY, PLANT AND EQUIPMENT:

The Company has capitalized expenditures related to the construction of a continuous thin slab caster and hot strip mill (the "Modernization and Expansion Project") totaling $448.1 million at June 29, 1997. Total cash payments for the Modernization and Expansion Project in the second quarter of 1997 were $4.1 million. Accrued payments to the general contractor at June 29, 1997 and December 29, 1996 include accounts payable of $19.0 million and $12.0 million, respectively. Due to the non-cash nature of such payables at each date they have been excluded from the Statements of Cash Flows. The remainder of capital expenditures classified as construction in progress at June 29, 1997 was primarily for an upgrade of the Company's management information systems and to a lesser extent the replacement and rehabilitation of various production facilities.


CASH FLOWS:

Cash payments for interest expense were $11.1 million during the first six months of 1997 and $10.3 million in the first six months of 1996; in these periods cash payments for income taxes were $0.5 million and $2.0 million, respectively. Cash transactions in the second quarter of 1997 for the Modernization and Expansion Project are discussed in the Property, Plant and Equipment footnote.


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

In those cases where the Company has been identified as a Potentially Responsible Party ("PRP") or is otherwise made aware of a possible exposure to incur costs associated with an environmental matter, management determines (i) whether, in fact, the Company has been properly named or is otherwise obligated, (ii) the extent to which the Company may be responsible for costs associated with the site in question, (iii) an assessment as to whether another party may be responsible under various indemnification agreements or insurance policies the Company is a party to, and (iv) an estimate, if one can be made, of the costs associated with the clean-up efforts or settlement costs. It is the Company's policy to make provisions for environmental clean-up costs at the time that a reasonable estimate can be made. At June 29, 1997 and December 29, 1996, the Company had recorded reserves of approximately $0.3 million for environmental clean-up matters. While it is not possible to predict the ultimate costs of resolving environmental related issues facing the Company, based upon information currently available, they are not expected to have a material effect on the consolidated financial condition or results of operations of the Company.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Shareholders of
Acme Metals Incorporated


We have reviewed the accompanying consolidated balance sheet as of June 29, 1997, the consolidated statements of operations for the three and six-month periods ended June 29, 1997 and June 30, 1996, and the consolidated statements of cash flows for the six-month periods ended June 29, 1997 and June 30, 1996 (the "consolidated financial information") of Acme Metals Incorporated and its subsidiaries. This consolidated financial information is the responsibility of the Company's management.

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




/s/ Price Waterhouse LLP
Price Waterhouse LLP
Chicago, Illinois
July 25, 1997

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

                                          For the Six Months Ended       For the Years Ended
                                          ------------------------    ----------------------------
                                             June 29,  June 30,       Dec. 29,  Dec. 31,  Dec. 25,
                                               1997       1996           1996    1995        1994
                                             ------    -------        -------   --------  -------
NET SALES                                     100.0%     100.0%         100.0%   100.0%     100.0%
                                             ------    -------        -------   --------  -------
COSTS AND EXPENSES:
 Cost of products sold                         93.4       86.2           86.7     81.3       82.5
 Depreciation expense                           8.0        2.5            3.2      2.5        2.9
                                             ------    -------        -------   --------  -------
Gross margin                                   (1.4)      11.3           10.1     16.2       14.6
 Training/Pre-start-up-Modernization
   and Expansion Project                        0.0        1.2            2.0      0.0        0.0
 Selling and administrative expense             8.2        6.8            7.1      6.8        6.4
 Restructuring/Nonrecurring charge              0.0        0.0            0.0      0.0        1.8
                                             ------    -------        -------   --------  -------
Operating income (loss)                        (9.6)       3.3            1.0      9.4        6.4
 Interest (expense) income, net                (7.8)       1.1           (0.1)    (1.3)      (1.2)
 Other non-operating income, net                0.0        0.0            0.1      0.3        0.3
Income tax (benefit) provision                 (5.9)       1.7            0.5      3.0        1.9
                                             ------    -------        -------   --------  -------
Net income (loss) before extraordinary item   (11.5)       2.7            0.5      5.4        3.6
Extraordinary item, net of taxes                0.0        0.0            0.0      0.0       (0.3)
                                             ------    -------        -------   --------  -------
Net income (loss)                             (11.5)%      2.7%           0.5%     5.4%       3.3%
                                             ======    =======        =======   ========  =======


Second Quarter 1997 as compared to Second Quarter 1996

NET SALES. Consolidated net sales of $123.5 million in the second quarter of 1997 were $3.8 million lower than second quarter 1996 net sales. A slight increase in the Fabricating Segment's selling prices was more than offset by an unfavorable steel product mix as compared to the second quarter of 1996.

     Steel Making Segment. Net sales for the Steel Making Segment were $75.0 million in the second quarter of 1997, an $11.5 million, or 13 percent, decrease over last year's comparable period. Sales to unaffiliated customers decreased 11 percent to $50.0 million while intersegment sales of $25.0 million fell below the second quarter 1996 level by nearly 18 percent. Decreases in the average selling prices, reduced shipments to affiliates, and lower sales of non-flat roll products accounted for the decreased sales in the second quarter of 1997 versus the second quarter of 1996. Sales of non-flat roll products totaled $6.8 million, which was $8.8 million lower than the prior year, due primarily to decreased volume.

     Steel Fabricating Segment. The Steel Fabricating Segment net sales of $73.8 million in the second quarter of 1997 were $2.1 million, or 3 percent, better than the comparable period in the prior year. A slight increase in selling prices along with sales volume gains were the principal contributor.

GROSS MARGIN. The gross margin for the second quarter of 1997 totaled $0.8 million profit which was $13.4 million lower than the gross profit recorded during last year's comparable period. The decrease in margin was due to increased operating costs and an unfavorable sales mix for steel products. During the second quarter of 1997 the Steel Making Segment incurred approximately $7.0 million of production cost inefficiencies related to the start-up of the Modernization and Expansion Project and the phase-out of older, redundant operations. Also, increased depreciation expense related primarily to the Modernization and Expansion Project reduced operating income by $6.8 million. The gross margin, as a percentage of sales, was 11 percent lower in the second quarter of 1997 than the second quarter of 1996.

SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense was $10.1 million in the second quarter of 1997, $1.5 million higher than the second quarter of 1996. Selling and administrative expenses represented approximately 8 percent of net sales in 1997 which exceeded the comparable period in 1996 by 1.4 percent. The increased expense was principally due to costs related to the upgrade of the Company's management information systems.

OPERATING INCOME / LOSS. The operating loss for the Company in the second quarter of 1997 of $9.3 million was $13.2 million lower than the $3.9 million of income recorded during the same period in 1996.

     Steel Making Segment. The Steel Making Segment recorded a $16.7 million loss from operations in the second quarter of 1997, an increase of $14.3 million from the loss recorded in the second quarter of 1996. The significant decline in earnings in the second quarter of 1997 was primarily the result of the production inefficiencies due to the continued commissioning of the Modernization and Expansion Project and the on-going phase-out of the redundant operations along with an unfavorable product mix. The Steel Making Segment incurred approximately $7.0 million of production cost inefficiencies related to the start-up of the new facility and phase-out of redundant operations. Depreciation expense increased $6.8 million over the second quarter of 1996 primarily related to the Modernization and Expansion Project. The remainder of the operating loss resulted from an unfavorable product mix. As the new facility continued to ramp-up, the Steel Making Segment is in the process of developing and producing high carbon and alloy products which serve the higher margin niche customers. This transition along with the completion of the final decommissioning phase of its redundant ingot operation late in the second quarter has adversely affected the steel product mix during the second quarter of 1997. Also affecting shipments in the second quarter of 1997 was the delayed start-up of the slitting line at NACME Steel Processing (the Company's joint venture). Sales to external customers were 11 percent lower than last year's comparable period, and sales to the Steel Fabricating Segment were 18 percent lower than in the second quarter of 1996. Approximately 65 percent of shipments and 60 percent of gross margin in the second half of 1997 was attributable to external customers while the remainder was generated by sales to the Steel Fabricating Segment, as compared to 62 percent of shipments and 64 percent gross profit in the prior year.

     Steel Fabricating Segment. The Steel Fabricating Segment's operating income of $7.4 million for the second quarter of 1997 was $1.1 million higher than in last year's comparable period, resulting primarily from a slight increase in selling prices and lower raw material costs.

INTEREST INCOME / EXPENSE. Interest income for the second quarter of 1997 totaled $0.1 million, falling below the second quarter of 1996 by $1.6 million. The decrease in interest income is the result of reduced cash and investment balances resulting from payments for the construction of the Modernization and Expansion Project and increased operating requirements. Interest expense of $10.0 million for the second quarter of 1997 increased as compared to the same period of the prior year by $9.7 million. The increase resulted from charging all interest costs to current operations versus capitalization of the interest costs associated with the Modernization and Expansion Project during the prior year. In the second quarter of 1996, interest costs of $9.0 million were capitalized as part of the Modernization and Expansion Project. The Company ceased capitalization of interest costs relating to the Modernization and Expansion Project mid-way through the fourth quarter of 1996 when the facility was placed in service.

INCOME TAXES. Income tax benefits recorded in the second quarter of 1997 totaled $6.6 million based on an effective tax rate of 34 percent as compared to $2.1 million of tax expense in the second quarter of 1996, based on a 40 percent effective tax rate.

NET INCOME (LOSS). The Company recorded a loss of $12.8 million, or $1.10 per share in the second quarter of 1997 versus income of $3.2 million, or $0.27 per share, recorded in the second quarter of 1996. Per share amounts for 1997 and 1996 are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the six-month periods (11,631,373 in 1997 and 11,622,957 in 1996).

Six Months Ended June 29, 1997 as compared to Six Months Ended June 30, 1996

NET SALES. Consolidated net sales of $248.8 million for the six months ended June 29, 1997 were $4.3 million lower than the prior year comparable period. A decrease in non-flat roll product shipments as compared to the first half of 1996 was somewhat offset by Fabricating Segment sales volume.

     Steel Making Segment. Net sales for the Steel Making Segment were $154.1 million in the first six months of 1997, a $18.9 million, or 11 percent, decrease over last year's comparable period. Sales to unaffiliated customers decreased 8 percent or $9.3 million while intersegment sales of $49.8 million fell below the first six months of 1996 level by 16 percent. Decreases in the shipments to affiliates, an unfavorable product mix, and lower sales of non-flat roll products accounted for the decreased sales in the first half of 1997 versus the first half of 1996. Sales of non-flat roll products totaled $14.8 million, which was $14.2 million lower than the prior year, due to decreased volume.

     Steel Fabricating Segment. The Steel Fabricating Segment net sales of $145.0 million in the first six months of 1997 were $4.8 million, or 3 percent, above the comparable period in the prior year. A slight increase in selling prices along with strong sales volume gains for the fabricating businesses accounted for the improvement.

GROSS MARGIN. The gross loss for the first half of 1997 was $23.8 million which was $32.0 million lower than the gross profit recorded during last year's comparable period. The decrease in margin was due to increased operating costs and an unfavorable sales mix for steel products. During the first half of 1997, the Steel Making Segment incurred approximately $17.0 million of production cost inefficiencies related to the start-up of the Modernization and Expansion Project and the phase-out of older, redundant operations. Also, increased depreciation expense related primarily to the Modernization and Expansion Project reduced gross margin by $13.7 million. The gross margin, as a percentage of sales, was 12.7 percent lower in the first half of 1997 than the first half of 1996.

SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense was $20.3 million in the first half of 1997, $3.0 million higher than the first half of 1996. Selling and administrative expenses represented approximately 8 percent of net sales in 1997 which exceeded the comparable period in 1996 by approximately 1 percent. The increased expense was principally due to costs related to the upgrade of the Company's management information systems.

OPERATING INCOME / LOSS. The operating loss for the Company in the first six months of 1997 of $23.8 million was $32.0 million lower than the $8.2 million of income recorded during the same period in 1996.

     Steel Making Segment The Steel Making Segment recorded a $36.6 million loss from operations in the first half of 1997, an increase of $34.5 million from the loss recorded in the first half of 1996. The significant decline in earnings in the first half of 1997 was primarily the result of the production inefficiencies due to the continued commissioning of the Modernization and Expansion Project and the on-going phase-out of the redundant operations. The Steel Making Segment incurred approximately $17.0 million of production cost inefficiencies related to the start-up of the new facility and phase-out of redundant operations. Depreciation expense increased $13.7 million over the first half of 1996 primarily related to the Modernization and Expansion Project. The remainder of the operating loss resulted from an unfavorable product mix. As the new facility continued to ramp-up, the Steel Making Segment is in the process of developing and producing high carbon and alloy products which serve the higher margin niche customers. This transition along with the completion of the final decommissioning phase of its redundant ingot operation late in the first half has adversely affected the steel product mix during the first half of 1997. Sales to external customers were 8 percent lower than last year's comparable period, and sales to the Steel Fabricating Segment were 16 percent lower than in the first half of 1996. Approximately 66 percent of shipments and 60 percent of gross margin in 1997 was attributable to external customers while the remainder was generated by sales to the Steel Fabricating Segment, as compared to 60 percent of shipments and 64 percent of gross profit in the prior year.

     Steel Fabricating Segment. The Steel Fabricating Segment's operating income of $12.8 million for the first half of 1997 was $2.5 million higher than in last year's comparable period, resulting primarily from a slight increase in selling prices and lower raw material costs.

INTEREST INCOME / EXPENSE. Interest income for the first half of 1997 totaled $0.5 million, falling below the first half of 1996 by $3.4 million. The decrease in interest income is the result of reduced cash and investment balances resulting from payments for the construction of the Modernization and Expansion Project and increased operating requirements. Interest expense of $20.0 million for the first half of 1997 increased as compared to the same period of the prior year by $19.0 million. The increase resulted principally from charging all interest costs to current operations versus capitalization of the interest costs associated with the Modernization and Expansion Project during the prior year. In the first half of 1996, interest costs of $17.3 million were capitalized as part of the Modernization and Expansion Project. The Company ceased capitalization of interest costs relating to the Modernization and Expansion Project mid-way through the fourth quarter of 1996 when the facility was placed in service.

INCOME TAXES. Income tax benefits recorded in the first six months of 1997 totaled $14.7 million based on an effective tax rate of 34 percent as compared to $4.4 million of tax expense in the first six months of 1996, based on a 40 percent effective tax rate.

NET INCOME (LOSS). The Company recorded a loss of $28.6 million, or $2.46 per share in the first half of 1997 versus income of $6.6 million, or $0.57 per share, recorded in the first half of 1996. Per share amounts for 1997 and 1996 are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the six-month periods (11,628,214 in 1997 and 11,619,816 in 1996).


LIQUIDITY AND CAPITAL RESOURCES

At the end of the second quarter, the Company's cash and cash equivalents balance was $4.8 million, down $28.5 million from the December 29, 1996 balance. At June 29, 1997, the Company had total liquid investments of $4.8 million including cash and cash equivalents and short-term investments, compared to $45.0 million in available funds at December 29, 1996.

The Company's current liquidity requirements include working capital needs, cash interest payments and capital investments. The Company intends to finance its current operating and investing activities with cash from operations and borrowings against an $80 million Working Capital Facility. Consistent with this strategy the Company has borrowed against its Working Capital Facility during the second quarter of 1997 and will continue to borrow and repay amounts from time to time as conditions warrant. At the end of the second quarter, the Company had $2.5 million in outstanding borrowings against its Working Capital Facility.

Operating activities used $27.5 million of cash in the first half of 1997 due to a combination of operating losses, a cash interest payment, with the remainder resulting from other changes in working capital. Investing activities decreased cash $3.8 million as the sale of short-term investments (net of purchases) of $11.8 million was more than offset by $15.6 million of capital expenditures.

Capital expenditures totaled $22.7 million in the first half of 1997.  (Note:
Capital expenditures include accounts payable of $19.0 million at June 29, 1997 and $12.0 million at December 29, 1996.) Total capital expenditures for the Modernization and Expansion Project were $15.5 million for current amounts paid and owing the general contractor, and to a lesser extent other costs related directly to the Modernization and Expansion Project. The remaining $7.2 million of capital expenditures were primarily for the upgrade of the Company's management information systems and to a lesser extent the replacement and rehabilitation of various production facilities.

At June 29, 1997, the Company's long-term indebtedness was $320.0 million. Long-term debt increased $7.4 million in the first half of 1997 due to the accretion of the Senior Secured Discount Notes and additional borrowings of $2.5 million against the Working Capital Facility.

Working capital of $48.1 million at the end of the second quarter of 1997 which was $18.8 million lower than the year-end 1996 balance, reflects current operating requirements. The Company currently has a Working Capital Facility which provides each operating subsidiary borrowing availability limited by its own eligible inventory and accounts receivable with an overall limitation of $80 million. Under the Working Capital Facility $77.0 million (net of outstanding borrowings) was available at June 29, 1997 of which $34.0 million is available to the Steel Making Segment and $43.0 million is available to the Steel Fabricating Segment as determined by the respective borrowing base calculations. The Working Capital Facility agreement expires in August of 1999.

At June 29, 1997, the Company's ratio of debt to capitalization was .58 to 1.

MODERNIZATION AND EXPANSION PROJECT. The Company is continuing its ramp-up of the Modernization and Expansion Project and plans to reach full production capability as quickly as possible. On June 9, 1997 the Company announced its subsidiary, Acme Steel Company, ceased operation at its ingot based primary and hot strip mills and shifted all production to its new, more efficient continuous thin slab caster and hot strip mill. During the first half of 1997, the Company incurred approximately $17.0 million of production cost inefficiencies related to the start-up of the Modernization and Expansion Project and the phase-out of the older redundant operations. In addition, the Company recorded $12.0 million of depreciation expense related to the new facility. In the second quarter, more than 70 percent of flat rolled production came from the new facility versus 53 percent in the first quarter of 1997. Shipments from the new facility accounted for 63 percent of second quarter shipments, as compared to 21 percent in 1997's first quarter. Although the new facility has been successful in casting and rolling a number of high-carbon and alloy products which serve the Company's higher margin niche customers, the majority of shipments thus far consisted largely of low- and medium- carbon grades. The new facility has produced approximately 95 percent of the grades our customers require. During the remainder of 1997 the Company expects to continue to improve performance of the new equipment and refine our operating practices to process all our products on a consistent basis and in larger volumes.

OUTLOOK. The Company expects to continue to recognize losses in the third quarter of 1997. The results will be adversely impacted by production inefficiencies incurred relating to the ramp-up of the Modernization and Expansion Project. In the second half of 1997, the Company will continue its transition as it moves towards completion of the commissioning phase of the Modernization and Expansion Project as well as in its joint venture steel processing facility. Beyond this transition period, the Company remains confident that it will achieve the projected benefits of the new facility.

For the remainder of the year the Steel Fabricating Segment earnings are expected to remain relatively steady. The packaging subsidiary expects to complete the installation of two new plastic strapping lines late in 1997 enabling the subsidiary to broaden its potential customer base. In addition, the tube subsidiary expects the relocation and consolidation of its tube mills to progress toward full completion in early 1998. The consolidation project will improve material handling capability resulting in increased capacity of large diameter tubing and lower operating costs.

When the Modernization and Expansion Project reaches full production levels it is expected to reduce manufacturing costs by approximately $70 per ton excluding the additional depreciation and interest expense associated with the project which are approximately $24 per ton and $38 per ton respectively. Additionally, it will increase shipping capability and broaden the range of products while improving the quality of all commercial steel products providing the Company access to a larger portion of the marketplace. The Steel Fabricating Segment will also derive production and market benefits from the higher quality products supplied by the Steel Making Segment.

FORWARD LOOKING STATEMENTS. Actual events might materially differ from those projected in the above forward looking statements. The timely and successful ramp-up of the Modernization and Expansion Project and successful installation of new computer systems are important assumptions in the Company's projection of a fully operational facility and the related earnings benefits. If there are substantial unexpected production interruptions or other start-up difficulties; if the new facility fails to achieve certain production levels;
if quality levels or performance objectives represented and guaranteed by the equipment suppliers and turnkey general contractor (although mitigated by liquidated damages of up to 20 percent of the contract which was reduced from 30 percent as the general contractor has fulfilled some of the construction and completion obligations, as well as certain performance obligations) are not achieved, the competitive and financial position of the Company could be materially adversely affected. In addition to uncertainties with respect to the Modernization and Expansion Project, forward looking statements regarding all of the Company's businesses, but particularly the Steel Making Segment, are based on various economic assumptions. These assumptions include projections regarding: selling prices for the Company's products;
costs for labor, energy, raw material, supplies, pensions and active and retiree medical care; volume or units of product sales; competitive developments in the marketplace by domestic and foreign competitors and the competitive impact of the facilities which are expected to compete with the Company's products; general economic developments in the United States affecting the business of the Company's customers, including the strength of the U.S. dollar against other currencies and similar events which may affect the costs, price or volume of products sold by the Company.

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


                            ACME METALS INCORPORATED




Date:  August 6, 1997           By: /s/ Jerry F. Williams
                                    ----------------------------------------
                                    Jerry F. Williams
                                    Vice President - Finance and
                                    Administration and Chief Financial
                                    Officer
                                    (Principal Financial Officer)




                               By:  /s/ Gregory J. Pritz
                                    ----------------------------------------
                                    Gregory J. Pritz
                                    Controller
                                    (Principal Accounting Officer)