Form 10-Q
period 1997-09-28
ACME METALS INC /DE/
filed 1997-11-12
CIK 883702

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 28, 1997 or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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




                                 (708) 849-2500
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes X       No
                                        ----       ----

Number of shares of Common Stock outstanding as of October 29, 1997:
11,627,946.






================================================================================

                       PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                            ACME METALS INCORPORATED

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)



                                                   For the Three Months Ended     For the Nine Months Ended
                                                   ----------------------------  ----------------------------
                                                   September 28,  September 29,  September 28,  September 29,
                                                       1997           1996           1997           1996
                                                   -------------  -------------  -------------  -------------
NET SALES                                             $  115,250     $  125,174     $  364,051     $  378,307

COSTS AND EXPENSES:
   Cost of products sold                                 105,653        105,733        337,980        323,869
   Depreciation expense                                    9,311          3,096         29,257          9,391
                                                   -------------  -------------  -------------  -------------
Gross margin                                                 286         16,345         (3,186)        45,047
   Training and Pre-Start-up-New Facility                      -          3,280              -          6,431
   Selling and administrative expense                      9,433          9,187         29,766         26,511
                                                   -------------  -------------  -------------  -------------
Operating income (loss)                                   (9,147)         3,878        (32,952)        12,105

NON-OPERATING INCOME (EXPENSE):
   Interest expense                                      (10,482)          (289)       (30,377)        (1,226)
   Interest income                                            19          1,022            479          4,887
   Other-net                                                (187)           155           (311)            43
                                                   -------------  -------------  -------------  -------------
Income (loss) before income taxes                        (19,797)         4,766        (63,161)        15,809
Income tax (benefit) provision                            (9,257)         1,907        (24,001)         6,324
                                                   -------------  -------------  -------------  -------------

Net income (loss)                                     $  (10,540)    $    2,859     $  (39,160)    $    9,485
                                                   =============  =============  =============  =============


PER COMMON SHARE:

      Net income (loss)                               $    (0.91)    $     0.25     $    (3.37)    $     0.82
                                                   =============  =============  =============  =============









    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 (Unaudited)
                                                                September 28,  December 29,
                                                                     1997          1996
                                                                -------------  ------------
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                          $   6,715      $  33,224
Short-term investments                                                     -         11,817
Receivables, less allowances of $1,487 in 1997 and $1,320 in 1996     59,044         52,502
Income tax receivable                                                 16,320              -
Inventories                                                           69,156         68,884
Deferred income taxes                                                 11,559         14,957
Other current assets                                                   1,549          1,453
                                                                   ---------      ---------
       Total current assets                                          164,343        182,837
                                                                   ---------      ---------
INVESTMENTS AND OTHER ASSETS:
Investments in associated companies                                   17,235         17,862
Other assets                                                          17,566         19,028
Deferred income taxes                                                 38,137         25,297
                                                                   ---------      ---------
       Total investments and other assets                             72,938         62,187
                                                                   ---------      ---------
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost                               860,694        841,034
Construction in progress                                              14,825          6,319
Accumulated depreciation                                            (315,109)      (286,628)
                                                                   ---------      ---------
       Total property, plant and equipment                           560,410        560,725
                                                                   ---------      ---------
                                                                   $ 797,691      $ 805,749
                                                                   =========      =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                   $  57,420      $  73,796
Accrued expenses                                                      37,171         39,966
Income taxes payable                                                       -          2,178
                                                                   ---------      ---------
       Total current liabilities                                      94,591        115,940
                                                                   ---------      ---------
LONG-TERM LIABILITIES:
Long-term debt                                                       354,388        310,085
Other long-term liabilities                                           19,157         13,026
Postretirement benefits other than pensions                           97,193         93,247
Retirement benefit plans                                              10,497         12,750
                                                                   ---------      ---------
       Total long-term liabilities                                   481,235        429,108
                                                                   ---------      ---------
Commitments and contingencies (see note titled Commitments and Contingencies)
SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value, 2,000,000 shares authorized, no shares issued
Common stock, $1 par value, 20,000,000 shares authorized, 11,629,546
       and 11,610,723 shares issued in 1997 and 1996, respectively    11,630         11,611
Additional paid-in capital                                           165,647        165,342
Retained earnings                                                     59,472         98,632
Minimum pension liability adjustment                                 (14,884)       (14,884)
                                                                   ---------      ---------
       Total shareholders' equity                                    221,865        260,701
                                                                   ---------      ---------
                                                                   $ 797,691      $ 805,749
                                                                   =========      =========


    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                               For The Nine Months Ended
                                                              ----------------------------
                                                              September 28,  September 29,
                                                                   1997           1996
                                                              -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $  (39,160)     $   9,485
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
      NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES:
         Depreciation                                                29,751          9,973
         Accretion of Senior Discount Notes                           8,803          9,830
         CHANGE IN CURRENT ASSETS AND LIABILITIES:
              Receivables                                            (6,542)        (2,948)
              Inventories                                              (272)           114
              Accounts payable                                      (14,489)        (5,496)
              Other current accounts                                 (1,672)        (4,545)
              Pension contribution                                   (3,691)             -
              Income tax receivable                                 (16,320)             -
         Other, net                                                     917         10,156
                                                              -------------  -------------
   Net cash (used for) provided by operating activities             (42,675)        26,569
                                                              -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                             (331)       (24,669)
   Sales and/or maturities of investments                            12,148        144,991
   Investment in joint venture                                            -         (1,750)
   Capital expenditures  New Facility                               (19,771)      (155,725)
   Capital expenditures  other                                      (11,704)       (19,007)
                                                              -------------  -------------
   Net cash used for investing activities                           (19,658)       (56,160)
                                                              -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit agreement                       73,500              -
   Repayments of revolving credit agreement                         (38,000)             -
   Issuance of bonds, net of discount                                     -         19,873
   Debt issue costs                                                       -           (396)
   Other                                                                324            312
                                                              -------------  -------------
   Net cash provided by financing activities                         35,824         19,789
                                                              -------------  -------------

   Net decrease in cash and cash equivalents                        (26,509)        (9,802)
   Cash and cash equivalents at beginning of period                  33,224         53,043
                                                              -------------  -------------
   Cash and cash equivalents at end of period                     $   6,715      $  43,241
                                                              =============  =============







    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF PRESENTATION:

The accompanying financial statements for the periods ended September 28, 1997 and September 29, 1996 are unaudited. The statements should be read in conjunction with the audited financial statements included in the Company's 1996 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such financial statements have been included. The financial statements have been subjected to a limited review by Price Waterhouse LLP, the Company's independent accountants, whose report appears on page 11 of this filing. Such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

The Company's fiscal year ends on December 28, 1997 and will contain 52 weeks. Third quarter results for 1997 and 1996 cover 13-week periods.


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

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


                                                   For The                             For The
                                              Three Months Ended                  Nine Months Ended
                                      ----------------------------------  -------------------------------
                                        Sept. 28,          Sept. 29,           Sept. 28,       Sept. 29,
                                          1997               1996                1997            1996
                                      -----------        -----------          -----------     -----------
                                            (in thousands, except for shipment and production statistics)
 Net Sales:
   Steel Making:
     Sales to unaffiliated customers  $    44,495         $   56,121           $  148,825      $  169,712
     Intersegment sales                    23,620             26,153               73,405          85,548
                                      -----------        -----------          -----------     -----------
                                           68,115             82,274              222,230         255,260
   Steel Fabricating:
     Sales to unaffiliated customers       70,755             69,053              215,226         208,595
     Intersegment sales                       221                491                  798           1,190
                                      -----------        -----------          -----------     -----------
                                           70,976             69,544              216,024         209,785
     Eliminations                         (23,841)           (26,644)             (74,203)        (86,738)
                                      -----------        -----------          -----------     -----------
   Total                              $   115,250         $  125,174           $  364,051      $  378,307
                                      ===========        ===========          ===========     ===========

 Income (loss) from Operations:
     Steel Making                     $   (16,451)        $   (1,469)          $  (53,047)     $   (3,545)
     Steel Fabricating                      7,304              5,347               20,095          15,650
                                      -----------        -----------          -----------     -----------
   Total                              $    (9,147)        $    3,878           $  (32,952)     $   12,105
                                      ===========        ===========          ===========     ===========

 Depreciation:
     Steel Making                     $     8,529         $    2,275           $   26,824      $    6,918
     Steel Fabricating                        990                881                2,916           2,813
     Corporate                                  3                 79                   11             242
                                      -----------        -----------          -----------     -----------
   Total                              $     9,522         $    3,235           $   29,751      $    9,973
                                      ===========        ===========          ===========     ===========

 Capital Expenditures:
     Steel Making                     $     4,364         $   41,081           $   23,144      $  154,506
     Steel Fabricating                      2,553              2,079                6,388           4,411
     Corporate                                  4                 14                   57              24
                                      -----------        -----------          -----------     -----------
   Total                              $     6,921         $   43,174           $   29,589      $  158,941
                                      ===========        ===========          ===========     ===========

Operating Data (in tons)
  Steel Production (hot band)             184,096            165,974              543,387         488,515
  Steel Shipments (flat roll)             141,980            146,192              464,050         459,309



PER SHARE DATA:

Per share amounts for 1997 and 1996 are based on the weighted average number of common and dilutive common equivalent shares outstanding during the three month and nine month periods, respectively (11,629,281 in 1997 and 11,631,654 in 1996 and 11,628,556 in 1997 and 11,617,902 in 1996).

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


INVENTORIES:

Inventories are summarized as follows:

                                                Sept. 28,   December 29,
                                                   1997        1996
                                                ---------   -----------

       Raw materials                             $ 10,260        15,642
       Semi-finished and finished products         53,835        46,493
       Supplies                                     5,061         6,749
                                                ---------   -----------
                                                 $ 69,156     $  68,884
                                                =========   ===========



PROPERTY, PLANT AND EQUIPMENT:

The Company has capitalized expenditures related to the construction of a continuous thin slab caster and hot strip mill (the "New Facility") totaling $450.5 million at September 28, 1997. Total cash payments for the New Facility in the first nine months of 1997 were $19.8 million. Accrued payments to the general contractor at September 28, 1997 and December 29, 1996 include accounts payable of $10.1 million and $12.0 million, respectively. Due to the non-cash nature of such payables at each date they have been excluded from the Statements of Cash Flows. The remainder of capital expenditures classified as construction in progress at September 29, 1997 was for an upgrade of the Company's management information systems and to a lesser extent the replacement and rehabilitation of various production facilities.


CASH FLOWS:

Cash payments for interest expense were $21.0 million during the first nine months of 1997 and $20.0 million in the first nine months of 1996; in these periods net cash refunded for income taxes was $0.2 million and cash payments of $6.2 million, respectively. Cash transactions in the first nine months of 1997 for the New Facility are discussed in the Property, Plant and Equipment footnote.


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

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



During 1994, the Company entered into a turnkey contract with Raytheon Engineers & Constructors, Inc. ("Raytheon") to build the New Facility at its steel making facilities located in Riverdale, Illinois. Based on the turnkey contract without taking into account financing costs, internally generated costs directly related to the New Facility or additional changes that may be requested by the Company during construction, management estimates the cost of the New Facility, including ancillary facilities, construction, general contractor fees and certain other project costs that will be paid by the Company will approximate $400 million.

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

The Company is subject to various Federal, state and local environmental statutes and regulations which provide a comprehensive program for controlling the release of materials into the environment and require responsible parties to remediate certain waste disposal sites. In addition, various health and safety statutes and regulations apply to the work-place environment. Administrative, civil and criminal penalties may be applicable for failure to comply with these laws. These environmental laws and regulations are subject to periodic revision and modification. The United States Environmental Protection Agency, for example, recently published revised National Air Quality Standards ("NAAQS") for particulate matter ("PM(2.5)") and ozone. Amendments to applicable state implementation plans (state air regulations) necessary to translate these new NAAQS into specific requirements which the Company must meet will take several years to enact. Therefore, it will be several years before the Company will know whether, and to what extent, these new NAAQS will impact the Company's operations. Based on the Company's experience with comparable changes to environmental standards, it is reasonable to anticipate the new PM(2.5) and ozone NAAQS will require the Company to expend substantial additional funds on air pollution control programs to comply with these new standards.

From time to time, the Company is also involved in administrative proceedings involving the issuance, or renewal, of environmental permits relating to the conduct of its business. The final issuance of these permits has been resolved on terms satisfactory to the Company; and, in the future, the Company expects such permits will similarly be resolved on satisfactory terms.

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


Although management believes it will be required to make further substantial expenditures for pollution abatement facilities in future years, because of the continuous revision of these regulatory and statutory requirements (e.g. the new NAAQS for ozone and PM(2.5), the Company is not able to reasonably estimate the specific pollution abatement requirements or the amount or timing of such expenditures to maintain compliance with these environmental laws. While such expenditures in future years may be substantial, management does not presently expect they will have a material adverse effect on the Company's future ability to compete within its markets.

In those cases where the Company has been identified as a Potentially Responsible Party ("PRP") or is otherwise made aware of a possible exposure to liability for costs associated with an environmental matter, management determines (i) whether, in fact, the Company has been properly named or is otherwise obligated, (ii) the extent to which the Company may be responsible for costs associated with the site in question, (iii) an assessment as to whether another party may be responsible under various indemnification agreements or insurance policies the Company is a party to, and (iv) an estimate, if one can be made, of the costs associated with the clean-up efforts or settlement costs. It is the Company's policy to make provisions for environmental clean-up costs at the time that a reasonable estimate can be made. At September 28, 1997 and December 29, 1996, the Company had recorded reserves of approximately $0.8 million and $0.2 million, respectively, for environmental clean-up matters. While it is not possible to predict the ultimate costs of resolving environmental related issues facing the Company, based upon information currently available, they are not expected to have a material effect on the consolidated financial condition or results of operations of the Company.

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

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," issued in February 1997, establishes a new accounting principle for the calculation of earnings per share and will be effective for the Company's financial statements for the year ending December 28, 1997. Earlier application is not permitted. Upon adoption, all prior period earnings per share data presented shall be restated to conform to this Statement. The calculation of earnings per share under SFAS No. 128 is more consistent with International Accounting Standards. Adoption of this standard is not expected to have a material impact on amounts previously reported as net income (loss) per common share.

SFAS No. 130, "Reporting Comprehensive Income," issued in June 1997, will require the Company to disclose, in financial statement format, all non-owner changes in equity. Such disclosures include, for example, cumulative foreign currency translation adjustments, certain minimum pension liabilities and unrealized gains and losses on available-for-sale securities. This Statement is effective for fiscal years beginning after December 15, 1997 and requires presentation of prior period financial statements for comparability purposes. The Company expects to adopt this Statement beginning with its 1998 financial statements.

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued in June 1997, establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is currently evaluating its options for disclosure and will adopt the Statement in its financial statements for the year ending December 27, 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Shareholders of
Acme Metals Incorporated


We have reviewed the accompanying consolidated balance sheet as of September 28, 1997, the consolidated statements of operations for the three and nine month periods ended September 28, 1997 and September 29, 1996, and the consolidated statements of cash flows for the nine month periods ended September 28, 1997 and September 29, 1996 (the "consolidated financial information") of Acme Metals Incorporated and its subsidiaries. This consolidated financial information is the responsibility of the Company's management.

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




/s/ Price Waterhouse LLP
------------------------
Price Waterhouse LLP
Chicago, Illinois
October 21, 1997

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The Company's operations are divided into two segments, the Steel Making
Segment and the Steel Fabricating Segment. The Steel Making Segment consists of Acme Steel Company and includes all of the facilities used in the manufacturing of and finishing of flat rolled steel. The Steel Fabricating Segment includes the operations of Acme Packaging, Alpha Tube and Universal Tool and Stamping all of which use flat rolled steel in their respective fabrication processes.

Steel Making Segment

In August 1994, the Company commenced construction of a new continuous thin slab caster/hot strip mill complex at Acme Steel's Riverdale, Illinois plant. This complex was referred to in the Company's previous filings as the "Modernization and Expansion Project" and is herein referred to as the "New Facility." The New Facility, which cost approximately $400 million, excluding capitalized interest and internal costs, allows Acme Steel to build on its strengths as a low cost producer of high quality liquid steel by significantly increasing its overall efficiency and reducing its finished steel production costs. In addition, the New Facility maintains Acme's flexibility to service its niche markets. Construction of the New Facility was substantially completed in September 1996, and the first coil was produced on October 3, 1996. The New Facility is the world's first complex to produce flat rolled steel by combining highly efficient mini-mill casting and rolling technology with the traditional high quality liquid steel produced via the blast furnace/basic oxygen furnace technology. In February 1996, Acme Steel and its joint venture partner began construction of a $30 million state-of-the-art steel coil processing plant adjacent to the New Facility (the "NACME Facility"). The joint venture pickles, oils, slits, and packages steel coils produced by the New Facility.

The Company's old ingot-based steel making facility was closed in July 1997.
In October 1997, the New Facility was operating at nearly 80% of its designed capacity, and through the end of that month had produced 98% of the Company's traditional product mix. The New Facility is expected to be operating at full capacity by the second half of 1998. Pickling operations at the NACME Facility began in December 1996, due to a five month delay in delivery of the slitting equipment to the NACME Facility, and slitting operations began late in the second quarter of 1997.

The Company's ability to produce hot rolled steel is currently outpacing steel finishing capability. The delayed start-up of the NACME Facility and the reliance on outside processors have been significant factors adversely affecting shipping capabilities and the results of operations. The Company is working with the NACME Facility and other outside processors services to increase slitting productivity and increase shipping capability.

Commencing in the fourth quarter of 1996 and continuing through the third quarter of 1997, the Company had a significant decline in earnings due to among other factors on-going production cost inefficiencies resulting from New Facility operating at less than optimal production levels, increased depreciation and interest expense and expenses relating to the phase out of the redundant ingot-based operations related to the New Facility and delayed startup and related operational issues at the NACME Facility which have led to reduced shipments and higher inventory levels. The production inefficiencies and the resulting inventory buildup have significantly reduced the amount of cash flow from operations. The ongoing ramp-up of the New Facility and the NACME Facility are expected to continue to adversely affect the Company's results of operations and cash flow through the first half of 1998.

Steel Fabricating Segment

Acme Packaging, Alpha Tube and Universal have all continued to record strong operating results. The operating income of these companies which comprise the Steel Fabricating Segment continues to partially offset the operating losses of Acme Steel during the ramp-up of the New Facility and are relatively unaffected by the transitional issues faced by the Steel Making Segment.

RESULTS OF OPERATIONS

                                                              For the Years Ended                 For the Nine Months Ended
                                                        ----------------------------------       ----------------------------
                                                         Dec. 25,    Dec. 31,     Dec. 29,       Sept. 29,          Sept. 28,
                                                          1994         1995         1996            1996               1997
                                                        --------     --------     --------       ---------          ---------
NET SALES                                                  100.0%       100.0%       100.0%          100.0%             100.0%
                                                        --------     --------     --------       ---------          ---------
COSTS AND EXPENSES:
 Cost of products sold                                      82.5         81.3         86.7            85.6               92.8
 Depreciation expense                                        2.9          2.5          3.2             2.5                8.0
                                                        --------     --------     --------       ---------          ---------
Gross margin                                                14.6         16.2         10.1            11.9               (0.8)
 Training/Pre-start-up-New Facility                          0.0          0.0          2.0             1.7                  -
 Selling and administrative expense                          6.4          6.8          7.1             7.0                8.2
 Restructuring/Nonrecurring charge                           1.8          0.0          0.0             0.0                0.0
                                                        --------     --------     --------       ---------          ---------
Operating income (loss)                                      6.4          9.4          1.0             3.2               (9.0)
 Interest (expense) income, net                             (1.2)        (1.3)        (0.1)            1.0               (8.2)
 Other non-operating income (expense), net                   0.3          0.3          0.1             0.0               (0.1)
Income tax (benefit) provision                               1.9          3.0          0.5             1.7               (6.6)
                                                        --------     --------     --------       ---------          ---------
Net income (loss) before extraordinary item                  3.6          5.4          0.5             2.5              (10.7)
Extraordinary item, net of taxes                            (0.3)         0.0          0.0             0.0                0.0
                                                        --------     --------     --------       ---------          ---------
Net income (loss)                                            3.3%         5.4%        0.5%            2.5%              (10.7)%
                                                        ========     ========     ========       =========          =========



Third Quarter 1997 as compared to Third Quarter 1996

NET SALES. Consolidated net sales of $115.3 million in the third quarter of 1997 were $9.9 million lower than third quarter 1996 net sales. A slight increase in the Steel Fabricating Segment's selling prices was more than offset by an unfavorable product mix and lower sales of non-flat rolled products at the Steel Making Segment as compared to the third quarter of 1996.

     Steel Making Segment. Net sales for the Steel Making Segment were $68.1 million in the third quarter of 1997, a $14.2 million, or 17% decrease over last year's comparable period. Sales to unaffiliated customers decreased 21% to $44.5 million while intersegment sales of $23.6 million fell below the third quarter 1996 level by nearly 10%. Decreases in the average selling prices, an unfavorable product mix, reduced shipments to affiliates, and lower sales of non-flat roll products accounted for the decreased sales in the third quarter of 1997 versus the third quarter of 1996. Sales of non-flat roll products totaled $8.4 million, which was $6.8 million lower than the prior year, due primarily to decreased volume.

     Steel Fabricating Segment. The Steel Fabricating Segment net sales of $71.0 million in the third quarter of 1997 were $1.4 million, or 2%, better than the comparable period in the prior year. A slight increase in selling prices along with sales volume gains were the principal contributors to the improvement.

GROSS MARGIN.  The gross margin for the third quarter of 1997 totaled
$0.3 million profit which was $16.1 million lower than the gross profit recorded during last year's comparable period. The lower margin was due primarily to (i) non-recurring expense relating to the phase-out of the redundant ingot-based operations (completed in July 1997); (ii) continuing product cost inefficiencies resulting from the New Facility operating at substantially less than optimal production levels; (iii) lower revenues and higher costs associated with an unfavorable product mix; (iv) lower shipments to affiliates; and (v) delayed start-up and related operational issues at the NACME Facility which have led to reduced shipments and higher inventory levels. Depreciation expense related primarily to the New Facility also reduced operating income. The gross margin, as a percentage of sales, was 1% in the third quarter of 1997 compared to 13% in the third quarter of 1996.

SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense was $9.4 million in the third quarter of 1997, $0.2 million higher than the third quarter of 1996. Selling and administrative expenses represented approximately 8% of net sales in 1997 versus 7% in the comparable period in 1996. The increased expense as a percentage of sales, was principally due to reduced sales (as discussed above) and costs related to the upgrade of the Company's management information systems.

OPERATING INCOME / LOSS. The operating loss for the Company in the third quarter of 1997 was $9.1 million compared to the $3.9 million of income recorded during the same period in 1996.

        Steel Making Segment. The Steel Making Segment recorded a $16.5 million loss from operations in the third quarter of 1997, an additional loss of $15.0 million compared to the loss recorded in the third quarter of 1996. The significant decline in earnings in the third quarter of 1997 was primarily the result of (i) non-recurring expense relating to the phase-out of the redundant ingot-based operations (completed in July 1997); (ii) continuing product cost inefficiencies resulting from the New Facility operating at substantially less than optimal production levels; (iii) lower revenues and higher costs associated with an unfavorable product mix; (iv) lower shipments to affiliates; and (v) delayed start-up and related operational issues at the NACME Facility which have led to reduced shipments and higher inventory levels. Depreciation expense increased $6.3 million over the third quarter of 1996 primarily related to the New Facility. Affecting results in the third quarter of 1997 was the delayed start-up of the slitting line at the NACME Facility resulting in reduced shipments and higher inventories. In the third quarter, shipments lagged production by 42,000 tons or 23%. Sales to external customers were 21% lower than last year's comparable period, and sales to the Steel Fabricating Segment were 10% lower than in the third quarter of 1996. Approximately 63% of shipments and 60% of gross margin in the third quarter of 1997 as compared to 62% of shipments and 60% of gross margin in the prior year was attributable to external customers while the remainder was generated by sales to the Steel Fabricating Segment.

     Steel Fabricating Segment. The Steel Fabricating Segment's operating income of $7.3 million for the third quarter of 1997 was $2.0 million higher than in last year's comparable period, resulting primarily from a slight increase in selling prices and lower raw material costs.

INTEREST INCOME / EXPENSE. Interest income for the third quarter of 1997 fell below the third quarter of 1996 by $1.0 million. The decrease in interest income is the result of reduced cash and investment balances resulting from payments for the construction of the New Facility and increased working capital requirements. Interest expense of $10.5 million for the third quarter of 1997 increased as compared to the same period of the prior year by $10.2 million. During 1997, all interest costs are being charged against earnings versus 1996 when a significant amount of these costs were capitalized as part of the New Facility. The Company ceased capitalization of interest costs relating to the New Facility mid-way through the fourth quarter of 1996 when the facility was placed in service.

INCOME TAXES. Income tax benefits recorded in the third quarter of 1997 totaled $9.3 million based on an effective tax rate of 47% as compared to $1.9 million of tax expense in the third quarter of 1996, based on a 40% effective tax rate. In the third quarter of 1997 the Company increased its estimated annual tax rate from 34% to 38%.

NET INCOME (LOSS). The Company recorded a loss of $10.5 million, or $0.91 per share in the third quarter of 1997 versus income of $2.9 million, or $0.25 per share, recorded in the third quarter of 1996. Per share amounts for 1997 and 1996 are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the three month periods (11,629,281 in 1997 and 11,631,654 in 1996).

Nine Months Ended September 28, 1997 as compared to Nine Months Ended September 29, 1996

NET SALES. Consolidated net sales of $364.1 million for the nine months ended September 28, 1997 were $14.3 million lower than the prior year comparable period. An unfavorable change in product mix and a decrease in non-flat roll product shipments as compared to the first nine months of 1996 was partially offset by increased sales volume by the Steel Fabricating Segment.

     Steel Making Segment. Net sales for the Steel Making Segment were $222.2 million in the first nine months of 1997, a $33.0 million, or 13%, decrease over last year's comparable period. Sales to unaffiliated customers decreased 12% or $20.9 million while intersegment sales of $73.4 million fell below the first nine months of 1996 level by 14%. Decreases in the affiliate shipments, an unfavorable product mix, and lower sales of non-flat roll products accounted for the decreased sales in the first nine months of 1997 versus the first nine months of 1996. Sales of non-flat roll products totaled $23.2 million, which was $21.0 million lower than the prior year, due primarily to decreased volume.

     Steel Fabricating Segment. The Steel Fabricating Segment net sales of $216.0 million in the first nine months of 1997 were $6.2 million, or 3%, above the comparable period in the prior year. A slight increase in selling prices along with sales volume gains for the fabricating businesses accounted for the improvement.

GROSS MARGIN. The gross loss for the first nine months of 1997 was $3.2 million which was $48.2 million lower than the gross profit recorded during last year's comparable period. The decrease in margin was due primarily to (i) non-recurring expense relating to the phase-out of the redundant ingot-based operations (completed in July 1997); (ii) continuing product cost inefficiencies resulting from the New Facility operating at substantially less than optimal production levels; (iii) lower revenues and higher costs associated with an unfavorable product mix; (iv) lower shipments to affiliates; and (v) delayed start-up and related operational issues at the NACME Facility which have led to reduced shipments and higher inventory levels.

Also, increased depreciation expense related primarily to the New
Facility further reduced gross margin in the first nine months of 1997. The gross margin, as a percentage of sales, was negative 0.8% in the first nine months of 1997 compared to 11.9% for the first nine months of 1996.

SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense was $29.8 million in the first nine months of 1997, $3.3 million higher than the first nine months of 1996. Selling and administrative expenses represented approximately 8% of net sales in 1997 compared to 7% for the comparable period in 1996. The increased expense was principally due to costs related to the upgrade of the Company's management information systems.

OPERATING INCOME / LOSS. The operating loss for the Company in the first nine months of 1997 of $33.0 million was $45.1 million lower than the $12.1 million of income recorded during the same period in 1996.

     Steel Making Segment. The Steel Making Segment recorded additional loss a $53.0 million loss from operations in the first nine months of 1997, an additional loss of $49.5 million compared to the loss recorded in the first nine months of 1996.

The significant decline in earnings in the first nine months of 1997 was the result of (i) non-recurring expense relating to the phase-out of the redundant ingot-based operations (completed in July 1997); (ii) continuing product cost inefficiencies resulting from the New Facility operating at substantially less than optimal production levels; (iii) lower revenues and higher costs associated with an unfavorable product mix; (iv) lower shipments to affiliates; and (v) delayed start-up and related operational issues at the NACME Facility which have led to reduced shipments and higher inventory levels. Depreciation expense increased $19.9 million over the first nine months of 1996 primarily related to the New Facility. Sales to external customers were 12% lower than last year's comparable period, and sales to the Steel Fabricating Segment were 14% lower than in the first nine months of 1996. Approximately 65% of shipments and 55% of gross margin in 1997 was attributable to external customers while the remainder was generated by sales to the Steel Fabricating Segment, as compared to 62% of shipments and 69% of gross margin in the prior year.

     Steel Fabricating Segment. The Steel Fabricating Segment's operating income of $20.1 million for the first nine months of 1997 was $4.4 million higher than in last year's comparable period, due primarily to a slight increase in selling prices and lower raw material costs.

INTEREST INCOME / EXPENSE. Interest income for the first nine months of 1997 totaled $0.5 million, falling below the first nine months of 1996 by $4.4 million. The decrease in interest income is the result of reduced cash and investment balances resulting from payments for the construction of the New Facility and increased operating requirements. Interest expense of $30.4 million for the first nine months of 1997 was 29.2 million higher compared to the same period of the prior year. During 1997, all interest costs are being charged against earnings versus 1996 when a significant amount of these costs were capitalized as part of the New Facility.

In the first nine months of 1996, interest costs of $26.6 million were capitalized as part of the New Facility. The Company ceased capitalization of interest costs relating to the New Facility mid-way through the fourth quarter of 1996 when the facility was placed in service.

INCOME TAXES. Income tax benefits recorded in the first nine months of 1997 totaled $24.0 million based on an effective tax rate of 38% as compared to $6.3 million of tax expense in the first nine months of 1996, based on a 40% effective tax rate.

NET INCOME (LOSS). The Company recorded a loss of $39.2 million, or $3.37 per share in the first nine months of 1997 versus income of $9.5 million, or $0.82 per share, recorded in the first nine months of 1996. Per share amounts for 1997 and 1996 are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the nine month periods (11,628,556 in 1997 and 11,617,902 in 1996).


LIQUIDITY AND CAPITAL RESOURCES


The Company's current liquidity requirements include working capital needs, cash interest payments and capital investments. The Company intends to finance its current operating and investing activities with cash from operations and borrowings against an $80 million Working Capital Facility. Consistent with this strategy the Company has borrowed against its Working Capital Facility during the nine month period ending September 28, 1997 and will continue to borrow and repay amounts from time to time as conditions warrant. At the end of the third quarter, the Company had $35.5 million in outstanding borrowings against and had $34.5 million availability for borrowing under, its Working Capital Facility.

Operating activities used $42.7 million of cash in the first nine months of 1997 due to a combination of operating losses, cash interest payments, with the remainder resulting from changes in working capital and non-current accounts. Investing activities decreased cash $19.7 million as the sale of short-term investments (net of purchases) of $11.8 million was more than offset by $31.5 million of cash payments for capital expenditures.

Capital expenditures totaled $29.6 million through the third quarter of 1997. Total capital expenditures for the New Facility were $17.9 million for current amounts paid and owing the general contractor, and to a lesser extent other costs related directly to the New Facility. The remaining $11.7 million of capital expenditures were for the upgrade of the Company's management information systems and the replacement and rehabilitation of various production facilities. During 1997 and 1998 the Company projects capital expenditures of $51.5 million and 33.0 million, respectively.

At September 28, 1997, the Company's long-term indebtedness was $354.4 million. Long-term debt increased $44.3 million in the first nine months of 1997 due to the accretion of the Senior Secured Discount Notes of $8.8 million and additional borrowings of $35.5 million against the Working Capital Facility.

At the end of the third quarter, the Company's cash and cash equivalents balance was $6.7 million, down $26.5 million from the December 29, 1996 balance.

Working capital of $69.8 million at the end of the third quarter of 1997 was $2.9 million higher than the year-end 1996. The Company currently has a Working Capital Facility which provides each operating subsidiary borrowing availability with an overall limitation of $80 million. Under the Working Capital Facility $34.5 million (net of outstanding borrowings) was available at September 28, 1997. On September 27, 1997, the Credit Agreement (governing borrowings against the Working Capital Facility) was amended. The amendment included modifications of various restrictive and maintenance covenants including permitting intercompany working capital loans within subsidiary companies. The recent amendment also extended the Working Capital Facility agreement to August 2000. At September 28, 1997, the Company's ratio of debt to capitalization was .61 to 1.

The Company reported consolidated net sales of $365.1 million and consolidated net loss of $39.2 million for the fiscal nine months ended September 28, 1997. The consolidated financial performance of the Company in 1997, and in particular of Acme Steel has been and continues to be adversely affected by the imbalance between production and shipping capabilities and the cost inefficiencies of operating the New Facility at less than optimal production levels. In addition the delayed start-up of the NACME Facility which has led to delayed shipments and higher than planned inventories and has adversely affected incoming customer orders. (See discussion in "Overview"). The production inefficiencies and resulting inventory buildups have significantly reduced the amount of cash flow from operations.

The Company anticipates that the foregoing matters will be satisfactorily addressed and remedied in a timely manner. However, there can be no assurance that the Company will be able to satisfactorily address all of these matters in the near term. The failure to correct the imbalance between production and shipping capabilities reduce cost inefficiencies of operating the New Facility, as well as improving steel finishing capability could result in the Company incurring net operating losses of a similar magnitude during the fourth quarter of 1997 and the first half of 1998 which may force the Company to consider financial alternatives to enable it to meet all of its obligations and continue to adequately fund its operations.

        The Company is currently exploring available alternatives to take advantage of current interest rates and to improve its flexibility for future opportunities to further modernize its facilities.

OUTLOOK

        The Company expects to continue to improve performances of the New Facility and refine operating practices to process all its products. The Company expects to continue to recognize losses in the fourth quarter of 1997. Acme Steel's operations will continue to be adversely impacted by production cost inefficiencies relating to the ongoing ramp-up of the New Facility and the NACME Facility for the remainder of 1997 and into 1998. The Company expects to increase shipments, improve customer delivery performance and achieve the projected cost benefits. The Company also expects to continue to improve the product mix to better serve its niche product customers while increasing profit margins. Beyond this transition period, the Company remains confident that it will achieve the projected benefits of the New Facility.

        When the New Facility reaches full production levels it is expected to reduce cash manufacturing costs by approximately $70 per ton excluding the additional depreciation associated with the project which are approximately $24 per ton. Additionally, it will increase shipping capability and broaden the range of products while improving the quality of all commercial steel products providing the Company access to a larger portion of the marketplace. The Steel Fabricating Segment will also derive production and market benefits from the higher quality products supplied by the Steel Making Segment.

        For the remainder of 1997, the Steel Fabricating Segment earnings are expected to remain relatively steady. The Tube subsidiary expects the relocation and consolidation of its tube mills to progress toward full completion in early 1998. The consolidation project will improve material handling capabilty resulting in increased capacity of large diameter tubing and lower operating costs.

FORWARD LOOKING STATEMENTS. Actual events might materially differ from those projected in the above forward looking statements. The timely and successful ramp-up of the New Facility and successful installation of new computer systems are important assumptions in the Company's projection of a fully operational facility and the related earnings benefits. If there are substantial unexpected production interruptions or other start-up difficulties; if the new facility fails to achieve certain production levels; if quality levels or performance objectives represented and guaranteed by the equipment suppliers and turnkey general contractor (although mitigated by liquidated damages of up to 20 % of the contract which was reduced from 30 % as the general contractor has fulfilled some of the construction and completion obligations, as well as certain performance obligations) are not achieved, the competitive and financial position of the Company could be materially adversely affected. In addition to uncertainties with respect to the New Facility, forward looking statements regarding all of the Company's businesses, but particularly the Steel Making Segment, are based on various economic assumptions. These assumptions include projections regarding: selling prices for the Company's products; costs for labor, energy, raw material, supplies, pensions and active and retiree medical care; volume or units of product sales; competitive developments in the marketplace by domestic and foreign competitors and the competitive impact of the facilities which are expected to compete with the Company's products; general economic developments in the United States affecting the business of the Company's customers, including the strength of the U.S. dollar against other currencies and similar events which may affect the costs, price or volume of products sold by the Company.

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


                            ACME METALS INCORPORATED




Date: November 12, 1997             By: /s/ Jerry F. Williams
     -------------                      -------------------------------------
                                        Jerry F. Williams
                                        Vice President - Finance and
                                        Administration and Chief Financial
                                        Officer
                                        (Principal Financial Officer)




                                    By: /s/ Gregory J. Pritz
                                        -------------------------------------
                                        Gregory J. Pritz
                                        Controller
                                        (Principal Accounting Officer)