Form 10-K405
period 1997-12-28
ACME METALS INC /DE/
filed 1998-03-18
CIK 883702

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

                 FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997 OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-14378

                            ACME METALS INCORPORATED
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      36-3802419
          (State of incorporation)                 (I.R.S. Employer Identification No.)

          13500 SOUTH PERRY AVENUE                              60827-1182
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

     The aggregate market value as of March 2, 1998 of common stock, par value $1.00, held by non-affiliates of the Registrant was: $112,175,852.

     Number of shares of Common Stock outstanding as of March 2, 1998, 11,680,164.

     The following document is partially incorporated into this report by reference:

(1) Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled for April 23, 1998 is partially incorporated by reference into
    Part III, Items 11, 12 and 13.
================================================================================

                            ACME METALS INCORPORATED
                        1997 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                       PART I
Item 1.     Business....................................................      3
Item 2.     Properties..................................................      8
Item 3.     Legal Proceedings...........................................      9
Item 4.     Submission of Matters to a Vote of Security Holders.........     15
                                      PART II
Item 5.     Market for the Company's Common Stock and Related
            Shareholder Matters.........................................     15
Item 6.     Selected Financial Data.....................................     18
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     20
Item 8.     Financial Statements and Supplementary Data.................     29
Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................     29
                                      PART III
Item 10.    Directors and Executive Officers of the Company.............     30
Item 11.    Executive Compensation......................................     31
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     31
Item 13.    Certain Relationships and Related Transactions..............     31
                                      PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................     31

                                     PART I

ITEM 1. BUSINESS

(A) GENERAL DESCRIPTION OF BUSINESS

     Acme Metals Incorporated, based in Riverdale, Illinois, is the successor to the original Acme Steel Company which merged with the Interlake Iron Company in 1964 to form Interlake Steel Corporation, subsequently renamed Interlake, Inc. Acme Steel Company was spun off as a separate public company in 1986.

     Acme Steel Company undertook a further reorganization in May, 1992 when Acme Metals Incorporated ("Company") was formed and became the parent of Acme Steel Company ("Acme"), and Acme's former subsidiaries, Acme Packaging Corporation ("Packaging"), Alpha Tube Corporation ("Alpha"), and Universal Tool & Stamping Company, Inc. ("Universal"). The Company's Common Stock had publicly traded on NASDAQ since 1986, but began trading on the New York Stock Exchange in May, 1996. The Company's Common Stock has also traded on the Toronto Stock Exchange since August 1994.

     The principal business activities of the Company consist of two separate industry segments, namely:

     Steel Making Segment

        Acme Steel Company -- an integrated iron and steel producer

     Steel Fabricating Segment

        Acme Packaging Corporation -- steel strapping and strapping products Alpha Tube Corporation -- welded steel tube products
        Universal Tool & Stamping Company, Inc. -- auto and light truck jack products*

* See "Assets Held for Sale"

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company reports its operations by two industry segments, Steel Making and Steel Fabricating. Financial information about the Company's industry segments is contained in the Business Segments section of the Notes to the Consolidated Financial Statements on pages 59-61.

(C) NARRATIVE DESCRIPTION OF BUSINESS

     Steel Making Segment

     Acme is a fully integrated producer of steel. Acme's line of products is concentrated on the manufacture of flat-rolled steels, including sheet and strip steel. In the flat-rolled steel market, Acme specializes in producing carbon steels, especially mid- and high-carbon, alloy, and high-strength low-alloy steels. The principal markets served by Acme include automotive, agricultural, industrial, fastener, pipe and tube, processor, and tool manufacturing industries. The Company's Steel Fabricating Segment has historically consumed approximately 30-40 percent of Acme's steel production. However, with increased capacity from the New Facility consumption is expected to be approximately 25 percent. Acme's focus on external customers is centered around customers whose demand levels and metallurgical requirements are for the small production quantities available from Acme's facilities. Acme's sales represented about 42, 44, and 45 percent of total Company sales in 1997, 1996, and 1995, respectively.

     Acme's facilities are located in Riverdale and Chicago, Illinois, and include the following plant facilities: coke ovens, blast furnaces, pigging machines, basic oxygen furnaces, ladle metallurgical facility, continuous caster, hot strip mill, pickle lines, cold mills, annealing furnaces, slitter lines, and cut-to-length lines.

     Acme is the smallest integrated steel producer in the U.S. with a current annual hot band shipping capability of approximately 970,000 tons (see discussion under this section entitled New Facility). This compares with total U.S. shipments of flat rolled steel products of approximately 68 million tons.

     Steel Fabricating Segment

     Packaging, which was incorporated as a separate entity in December 1991, is one of the two major domestic producers of steel strapping and strapping tools in North America and, by management estimates, shares approximately 80 percent of the domestic market equally with its primary competitor. Packaging represented approximately 33 percent of the Company's sales in 1997, 33 percent in 1996 and 32 percent in 1995. Principal markets served by Packaging include the agricultural, automotive, brick, construction, fabricated and primary metals, forest products, paper and wholesale industries. Packaging receives all of its flat-rolled steel supply from Acme.

     Packaging currently manufactures its products in four steel strapping plants, located in Riverdale, Illinois; New Britain, Connecticut; Leeds, Alabama and Bay Point (formerly Pittsburg-West), California.

     Alpha, which was acquired in May 1989, is a leading producer of high quality welded carbon steel. Alpha receives a portion of its flat-rolled steel supply from Acme. Alpha markets its products to the appliance, automotive, construction, heating and cooling equipment, household and leisure furniture, material handling, recreational products, service center and truck exhaust industries. Alpha's sales represented approximately 17 percent of total sales for the Company in 1997, 16 percent in 1996 and 15 percent in 1995.

     Alpha currently operates two tubing facilities in Toledo, Ohio, equipped with rolling mills for the production of steel tube and pipe. During the fourth quarter of 1996, Alpha announced it would lease a built-to-specification manufacturing facility to consolidate both of the existing operations in Walbridge, Ohio. In addition, the formerly operated Alta Slitting Corporation which provided slitting capacity for Alpha was shut down at the end of 1996, and these operations were consolidated in the new facility as well. The new manufacturing facility is under lease and the consolidation will be completed in early 1998.

     Universal, acquired in May 1987, produces automotive and light truck jacks, tire wrenches and accessories for the original equipment manufacturer ("OEM") market in North America. Management estimated that it currently holds a 30 percent share of the OEM market for auto and light truck jacks in North America. Universal markets its products to domestic and foreign transplant automotive manufacturers and the automotive after market. Universal's sales were approximately 8 percent of total Company sales in 1997 and 7 percent in 1996 and 8 percent 1995. Universal's production facilities, located in Butler, Indiana, include a computer assisted design and manufacturing system, and automated stamping and assembly lines. (See "Assets Held for Sale")

  Assets Held for Sale

     In March of 1998, the Company sold its wholly owned subsidiary Universal Tool & Stamping Company, Inc., ("Universal").

     The sale of Universal generated proceeds to the Company of approximately $18.0 million and an estimated gain of approximately $12.0 million, (approximately $7.2 million, net of tax). At December 28, 1997, the net assets of Universal (excluding cash and intercompany accounts) were classified as net assets held for sale as a current asset of $3.8 million.

     Proceeds from the sale of Universal are restricted by the Indentures covering the Company's Senior Secured Notes issued in 1994, have been deposited with the Trustee. The Company is permitted to apply the proceeds to related business investments or to offer to redeem on a pro-rata basis the remaining 1994 Notes. To the extent an offer to redeem is not accepted, the proceeds become unrestricted.

     Employee Relations

     The Company has a work force of 2,471 employees, of which 638 are salaried and 1,833 are paid hourly. The unionized work force totals 1,679 or 68 percent of total employment. None of the salaried work force is unionized and the hourly work force at one site (Alpha) is non-union as well. The Company's relationships with the unions are good. There have been no strikes or work stoppages at any location since the Company's purchase of the plants in Connecticut, Alabama, California and Indiana. The last strike at the Riverdale and Chicago locations was in 1959 during a major steel industry work stoppage. In addition, the Company instituted Cooperative Partnership (formerly administrated under the Labor Management Participation Team and the Total Quality Improvement Program) in 1996 as a vehicle for problem solving in a team environment to establish standards to achieve the highest quality product from the existing facilities. Union members participate extensively in these two programs.

     Acme has a contract in place with the United Steelworkers covering approximately 1,364 employees at the Acme and Packaging operations in Chicago and Riverdale, Illinois. The contract expires in 1999. The six-year contract which was ratified on October 1, 1993 provided for a mid-term renegotiation of specific wage and benefit issues. On October 25, 1996, Acme reached an agreement with the United Steelworkers on a mid-term wage reopener. The settlement was essentially consistent with the pattern established within the steel industry.

     The New Facility

     In September 1996, the Company completed construction of the New Facility, a new continuous thin slab caster/hot strip mill complex at Acme Steel's Riverdale, Illinois plant. The New Facility, which cost approximately $400 million (excluding capitalized interest and certain internal costs), allows Acme Steel to build on its strengths as a low cost producer of high quality liquid steel by significantly increasing its overall efficiency and reducing its finished steel production costs. The Company continued to run the old ingot making operations while the New Facility was being brought on line. In June 1997, the Company completed the decommissioning of its ingot making operations. The Company anticipates that the New Facility will reduce Acme Steel's cash manufacturing costs by approximately 19 percent, or $70 per shipped ton. The New Facility has reduced the average production time transforming raw steel into flat rolled steel coils from ten days to 90 minutes by eliminating the extra re-heating and rolling necessary in the old ingot-based process. Currently, the New Facility is operating at approximately 85 percent of its designed capability and is ramping up toward optimal production utilization, which is expected during the second half of 1998. The New Facility, once fully operational, is expected to increase Acme Steel's shipping capability by 35 percent, to approximately 970,000 tons per year.

     Raw Materials

     Acme Steel's principal raw materials are iron ore, coal and scrap, which are used in the steelmaking process. The Company believes Acme Steel's sources of iron ore, coal, scrap and other raw materials are adequate to provide for its foreseeable needs. Under Acme's ingot based operations, Acme was not required to purchase scrap from external sources; however, the operations of the New Facility will require Acme to purchase scrap from external sources, and Acme believes its sources for the purchase of scrap will be adequate to meet its requirements.

     Iron ore requirements are expected to continue to be satisfied through Acme Steel's 40 percent equity interest (15.1 percent, participation) in an iron ore mining venture, Wabush Mines ("Wabush") in Eastern Canada, and through term contracts and purchases on the open market. The managing agent of Wabush is Cliffs-Mining Company ("Cliffs") a subsidiary of Cleveland-Cliffs Inc. ("Cleveland-Cliffs"). Acme Steel is required to pay its proportionate share of all fixed operating costs, regardless of the quantity of ore received, plus the variable operating costs of minimum ore production for the Company's account. Normally, Acme reimburses the joint venture for these costs through its purchase of ore. Acme Steel acquired approximately 37 percent of its iron ore needs from Wabush under this agreement during 1997 (down from approximately 41 percent during 1996), with the balance of ore requirements purchased on the open market at a competitive delivered cost.

     Currently there is a world-wide surplus of metallurgical coal. Accordingly, Acme Steel is able to satisfy its coal requirements at competitive prices through short-term contracts and purchases on the open market.

     Acme Steel's steel making operations require substantial amounts of both natural gas and electricity. Acme Steel purchased all of its natural gas for the majority of 1995 through 1997, from MidCon Gas Services Corp. pursuant to a written agreement, and consumes blast furnace gas and coke over gas. Acme Steel purchases electricity from Commonwealth Edison Company pursuant to written agreements approved by the Illinois Commerce Commission.

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

     Backlog; Trademarks; Patents

     None of the Company's subsidiaries had a significant amount of backlog at December 28, 1997 and neither the Company nor its subsidiaries hold any patents, trademarks, licenses or franchises which are deemed material to its overall business.

(D) COMPETITIVE CONDITIONS FOR THE STEEL MAKING SEGMENT

     General Steel Market

     U.S. steel producers face intensive competition from integrated steel producers, mini-mills and foreign producers (often government subsidized).

     U.S. Despite significant reductions in raw steel production capacity by major U.S. producers over the last two decades, the U.S. industry continues to be adversely affected, from time to time, by excess world capacity. According to the AISI, annual U.S. raw steel production capacity was reduced from approximately 154 million tons in 1982 to approximately 121,400 million tons in 1997. This reduction resulted in higher utilization rates. Average utilization of U.S. industry capacity improved from approximately 61 percent in the 1982 to 1986 period to approximately 83 percent in the 1987 to 1991 period, to approximately 89 percent in 1993, to 93 percent in 1994 and 1995, and to 91 percent in 1996, and 89 percent in 1997. Recent improved production efficiencies and new minimill capacity also have begun to increase overall production capacity in the United States. Excess production capacity exists in certain product lines in U.S. markets and, to a greater extent, worldwide. Increased industry overcapacity, coupled with economic recession, would intensify an already competitive environment.

     Over the last decade, extensive downsizings have necessitated costly restructuring charges that, when combined with highly competitive market conditions, have resulted at times in substantial losses for some U.S. integrated steel producers. A number of U.S. integrated steel producers have gone through bankruptcy reorganization. These reorganizations have resulted in somewhat reduced capital costs for these producers and may permit them to price their steel products at levels below those which they could have otherwise maintained.

     Non-U.S. U.S. steel producers face significant competition from certain non-U.S. steel producers who may have lower labor costs. In addition, U.S. steel producers may be adversely affected by fluctuations in the relationship between the U.S. dollar and foreign currencies. Furthermore, some non-U.S. steel producers have been owned, controlled or subsidized by their governments, and their decisions with respect to production and sales may be, or may have been in the past, influenced more by political and economic policy considerations than by prevailing market conditions. Some non-U.S. producers of steel and steel products have continued to ship into the U.S. market despite decreasing profit margins or losses. If certain relevant U.S. trade laws are weakened, world demand for steel eases or the U.S. dollar strengthens, an increase in the market share of imports may occur, which could adversely affect the pricing of the Company's products. The costs for current and future environmental compliance may place U.S. steel producers, including the Company, at a competitive disadvantage with respect to non-U.S. steel producers, which may not be subject to environmental requirements as stringent as those in the United States.

     Over the long term, steel prices will be set by the lowest cost producers and the lowest costs will be attained through the implementation of new technologies. The flat rolled steel market provides strong evidence of this downward trend in real steel prices due in part to decreasing costs. Recently developed thin slab casting technologies, such as that utilized in the New Facility, have allowed some mini-mill producers and other steel producers to enter certain sectors of the flat rolled market which have traditionally been supplied by integrated producers. Technological innovation is likely to continue in the steel industry and producers will be required to achieve significant, sustainable cost reductions to succeed. The Company's investment of approximately $400 million (excluding capitalized interest and certain internal costs) in the New Facility is expected to enable it to remain competitive.

     Special Grade Market

     This component of the flat-rolled market represents the mid-carbon, high-carbon, high-strength low-alloy and alloy markets. The total annual market is approximately 3 million tons, of which Acme's share is estimated to be 6 to 7 percent. Acme's principal customer markets are agricultural, industrial, tools, conversion, automotive components and construction.

     Low Carbon Hot Rolled Market

     Low carbon hot rolled products comprise approximately 20 percent to 25 percent of the U.S. Steel market, or approximately 24 million tons per year, of which the majority is in low-carbon sheet and strip. Acme Steel's share is estimated by management to be less than 4 percent. The key end users are automotive OEMs, automotive stampers, can and container manufacturers, the construction industry, appliance makers, tubing manufacturers and steel service centers.

     Acme's Competitive Position

     For commercial sales to unaffiliated customers, Acme currently competes in the low-, mid- and high-carbon and alloy steel markets. Acme has numerous competitors composed principally of steel service centers, a substantial portion of which use imported steel and, to a lesser extent, other small integrated mills.

     Acme Steel faces the same challenges as the rest of the steel industry. The primary factors which have affected competition include price, quality, delivery performance and customer service. The Company believes that the New Facility will significantly enhance its ability to compete in each of these areas. In addition, the Company believes it is able to differentiate itself from its competitors by focusing on niche marketing and targeting customers with small order sizes and special metallurgical requirements such as high carbon, alloy and HSLA steel.

(E) JOINT VENTURE ("NACME")

     On February 27, 1996, Acme and its joint venture partner began construction of a state-of-the-art steel coil processing plant for a cost of approximately $30 million. The facility is located in Chicago adjacent to Acme's Riverdale steel making operations. The facility pickles, oils, slits and packages steel coils produced by Acme's New Facility. NACME will further enhance Acme's ability to provide precise customer specifications of superior quality steels with highly competitive lead times. Acme is a minority equity participant with a 40 percent interest for a total contribution of $3.5 million. NACME began limited operations during the fourth quarter of 1996. Full utilization is expected during 1998. Pursuant to the steel processing agreement between Acme and NACME, Acme has agreed to certain tonnage provision guarantees and cost plus return on investment payments.

(F) COMPETITIVE CONDITIONS FOR THE STEEL FABRICATING SEGMENT

     Acme Packaging. In the steel strapping market, Acme Packaging's primary competitor is ITW Signode, a division of Illinois Tool Works, Inc., which management believes has a U.S. market share approximating that of Acme Packaging. The Company believes Acme Packaging's strong market position is attributable to (i) a broad product line, (ii) high quality, low cost strapping produced in modern facilities, (iii) the location of its production facilities in close proximity to a broad customer base and (iv) the benefits of a close relationship with Acme Steel, which supplies all of Acme Packaging's steel. The steel strapping market, however, is a mature market which is not expected to grow significantly in future years. Furthermore, competition from plastic strapping, especially the higher strength polyester products, is intensifying in the traditional steel strapping markets of lumber, paper, textiles, wood, synthetic fibers and brick, primarily due to improvements in product strength characteristics. As a result, Acme Packaging is installing two plastic strapping manufacturing lines to strengthen its competitive position in the marketplace. The new strapping lines are expected to be operational in the second half of 1998.

     Alpha Tube. Alpha Tube operates in a highly competitive market characterized by numerous participants with widely varying capabilities. Alpha Tube's customers are increasingly demanding products with increased formability, greater gauge control and lighter weight in combination with higher strength and different steel chemistries. Customers, especially in the automotive market, also are increasingly demanding just-in-time inventory delivery, which has the effect of increasing inventory carrying costs at the tubing manufacturer level. Unlike Alpha Tube, many of its competitors compete only on price and generally offer little or no technical service. To improve Alpha Tube's competitive position, they have undertaken a consolidation project (for further discussion of the consolidation project see section (c) "Narrative description of Business" of Item 1 which will result in an upgrade of tube mill diameter and increased capacity and the reduction of various operating costs.

     Universal. Universal's primary competitor in the automobile and light truck jack market is the Canadian based Seeburn Division of Ventra Group, which has a North American market share slightly larger than that of Universal. Universal competes in a limited market characterized by large purchasers with significant buying power. (See discussion of "Assets Held for Sale" in Item 1 section (c).)

ITEM 2. PROPERTIES

     The Company, through its subsidiaries, has facilities throughout the United States.

     Acme Steel's principal properties are located in Chicago, Illinois and in Riverdale, Illinois. The facilities in Chicago include coke ovens, blast furnaces and pigging machines. The facilities in Riverdale include the basic oxygen furnaces, the New Facility, pickle lines, cold mills, annealing furnaces, slitter lines, and cut-to-length lines. In June 1997, the Company completed decommissioning the operations of the steel ingot producing and narrow steel rolling mill facilities which had been made redundant by the operations of the New Facility. Acme Steel also owns an equity interest in an iron ore mining venture in Eastern Canada. See "Business -- Raw Materials" section(c) of Item 1. In addition, during 1996 Acme Steel and a joint venture partner constructed the NACME Facility in Chicago, adjacent to the Riverdale operations, for the pickling, oiling and slitting of steel products. The NACME Facility began limited operations during the fourth quarter of 1996 and is expected to achieve full utilization during 1998. (See discussion of "Joint Venture" in Item 1 section (e).)

     Acme Packaging's principle properties consist of four steel strapping plants, which include slitting and painting equipment, in Riverdale, Illinois; New Britain, Connecticut; Leeds, Alabama; and Bay Point, California. Two plastic strapping extrusion lines are currently being installed in an existing facility in Riverdale, Illinois and are expected to be completed in 1998.

     Alpha Tube currently has two leased facilities, with leases expiring in April 1998 and February 1999, located in the Toledo, Ohio metropolitan area, which include two manufacturing and office buildings and rolling mills for the production of welded steel tubing. Alpha Tube has recently consolidated the two tubing facilities consisting of five tube mills for the production of steel tube and pipe, and a steel slitting operation, into a new larger facility in Walbridge, Ohio where Alpha Tube has entered into a lease. The consolidation will result in an upgrade of tube mill diameter and capacity and the reduction of various operating costs. This consolidation is expected to be completed during the second quarter of 1998.

     Universal's facilities are located in Butler, Indiana and include a manufacturing and office building, a computer assisted design and manufacturing system, and automated forming and assembly lines. (See discussion of "Assets Held for Sale" in Item 1 section (c)).

     All of these properties are owned in fee simple except for the Alpha Tube facilities, as discussed above.

     In the opinion of management, the manufacturing facilities of the Company's subsidiaries are properly maintained, and their production capability is adequate.

ITEM 3. LEGAL PROCEEDINGS

(A) GENERAL

     Pursuant to an Agreement and Plan of Reorganization as of March 5, 1986, the Company (prior to the Company's 1992 reorganization, the Company was Acme Steel Company, now a subsidiary and formerly called Interlake, Inc. hereinafter referred to as the "Company") and The Interlake Company ("Interlake"), its former parent company, entered into a Tax Indemnification Agreement ("TIA"). The TIA generally provides for Interlake to indemnify the Company for certain tax matters. Per the TIA, Interlake is solely responsible for any additional income taxes it is assessed for adjustments relating to all tax years prior to 1982. With respect to any additional income taxes that are finally determined to be due with respect to the tax years beginning in 1982 through the date of the "Spin-Off" (as said term is identified in the Reorganization documents), the Company is responsible for taxes relating to "Timing Differences" related to the Company's "Continuing Operations." A "Timing Difference" is defined generally as an adjustment to income, deductions or credits which is required to be reported in a tax year beginning subsequent to 1981 through the Spin-Off, but which will reverse in a subsequent year. "Continuing Operations" is defined generally as any business and operations conducted by the Company as of the Spin-Off date. Interlake is principally responsible for any additional income taxes the Company is assessed relating to all other adjustments prior to the Spin-Off.

     On March 17, 1994, the Company received a Statutory Notice of Deficiency ("Notice") in the amount of $16.9 million in tax as a result of the Internal Revenue Service's examination of the 1982 through 1984 tax years. During 1997, Interlake and the Internal Revenue Service settled significantly all issues that created the additional tax, reducing it to $5.1 million. Certain issues for the tax years beginning 1984 through the Spin-Off remain unresolved. Interlake has been principally responsible, pursuant to the TIA, for representing the Company before the Internal Revenue Service for the 1982 through 1984 tax years. Substantial interest could also be due (potentially in an amount greater than the tax claimed). The taxes claimed relate principally to adjustments for which the Company is indemnified by Interlake pursuant to the TIA. The Company has adequate reserves to cover that portion of the tax for which it believes it may be responsible per the TIA. The Company is contesting the unresolved issues and the Notice.

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

     The Company has made substantial capital investments in environmental control facilities to achieve compliance with these laws, incurring expenditures of $6.8 million for environmental projects (exclusive of any such expenditures related to the New Facility) in the period from 1995 through 1997. The New Facility was constructed under a lump sum fixed price contract of which it is estimated that $9.8 million was capitalized in 1996 for environmental compliance excluding capitalized interest. A nominal amount was expended during 1997 to maintain environmental compliance. The Company anticipates making further capital expenditures of approximately $3.9 million for environmental projects during 1998. In addition, maintenance, depreciation and operating expenses attributable to installed environmental control facilities are having, and will continue to have, an adverse effect upon the Company's earnings. Although all of the Company's operating subsidiary companies are affected by these laws and regulations, similar to other steel manufacturing operations, they have had, and are expected to continue to have, a greater impact upon the Company's steel manufacturing subsidiary than on the Company's other operating subsidiaries.

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

     During the first quarter of 1998, Packaging and seller entered into an agreement to share the costs to remediate the lead contamination at the Leeds plant site consistent with the Alabama DEM's regulations. The Company presently believes, based upon contractor estimates, that Packaging's share of the total costs for this remediation activity will not be material.

     Administrative and Litigation Matters

     The Company, or its operating subsidiaries are currently involved in the following matters relating to administrative regulations which affect, or may affect, the operations, the permits or the issuance of permits; or litigation relating to the Company:

     Acme Steel Company -- NPDES Permit. In 1991, the Illinois Environmental Protection Agency ("IEPA"), issued Acme a permit, pursuant to the National Pollution Discharge Elimination System ("NPDES") regulating non-contact water discharges to the Calumet River from Acme's coke and blast furnace plant facilities. The NPDES permit contains strict temperature and storm water discharge limitations. Acme filed an appeal of certain conditions of the permit with the Illinois Pollution Control Board ("IPCB"); and on July 7, 1995 the IPCB granted Acme's Petition for an Adjusted Standard and relief from the temperature limitations. Subsequent to the IPCB's decision, Acme and IEPA engaged in negotiations to resolve these permit conditions; and, through modification of certain provisions in the permit and the implementation of best management practices, Acme anticipated achieving control of Acme's storm water discharge to an extent that it will achieve compliance with other permit conditions. On September 13, 1996, Acme received IEPA's new revised draft NPDES permit. Although this revised draft permit resolved all prior issues, it included for the first time additional discharge limits and biomonitoring requirements for certain chemicals used in the plant's water treatment system. On June 10, 1997, IEPA issued a draft final NPDES permit for Acme's comment. Acme and the IEPA continued to exchange data and comments regarding the interpretation of certain of the revised terms and conditions of this final permit; and, in November, 1997 concluded all issues regarding the terms and conditions of the permit to Acme's satisfaction. The new NPDES permit expires May 31, 2002.

     Acme Steel Company -- Revised Construction Permit for New Facility

     Acme filed a revised construction permit application with the IEPA to correct certain operating assumptions underlying the original construction permit issued by IEPA on March 4, 1994. IEPA issued the revised construction permit and published notice for public comment and hearing on December 18, 1997 in a form acceptable to Acme. Acme has been advised by IEPA that the U.S. EPA has raised certain questions with IEPA regarding several of the revised terms of this revised construction permit. The IEPA and

U.S. EPA, with additional information supplied by Acme, continue to discuss these questions. Acme believes the revised permit will ultimately be issued by IEPA and approved by U.S. EPA in a form and with revised terms acceptable to Acme. No assurances can be given however that any changes required by U.S. EPA to the revised construction permit issued by will be acceptable to Acme, or that a delay or failure by IEPA to issue the revised construction permit previously agreed to by Acme would not have a material adverse effect on Acme's operations.

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

     Acme, together with a similarly situated steel company, filed Comments and a Request for Reconsideration and Clarification concerning the 4AAP phenol component of U.S. EPA's Standards for Disposal of Sludges with the U.S. EPA and filed a Petition for Review of the U.S. EPA's decision with the Court of Appeals for the DC Circuit. Both the Comments and Request for Reconsideration and the Petition for Review are pending. The steel companies filed a motion with the DC Circuit Court to stay the appeal pending U.S. EPA's consideration of the Comments and Administrative Request for Reconsideration and Clarifications. The Court granted this Motion on September 14, 1994. On September 10, 1996 Acme filed, along with the other steel company, with U.S. EPA a phenol risk assessment document supporting the granting of Removal Credits for 4AAP phenol. To date, there has been no decision by U.S. EPA. Acme continues to challenge the U.S. EPA's denial of the Removal Credits application and pursue administrative and legal remedies. U.S. EPA is currently preparing a proposed administrative rule intended to address the Removal Credits issue, however, at this time Acme is unable to determine whether such an administrative rule, if promulgated and adopted, will adequately address Acme's 4AAP phenol Removal Credits issues. Acme could be subject to allegations it is in violation of currently applicable pretreatment standards and could be required to negotiate appropriate resolutions with the U.S. EPA and the MWRD resulting in the payment of penalties if its administrative and/or legal challenges are unsuccessful. In the event Acme is unsuccessful in its challenge of U.S. EPA's actions, capital expenditures required to bring its discharges to the MWRD into compliance with the current applicable pretreatment standards were estimated to be approximately $6 million in 1994.

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

     Acme Steel Company-Melt Shop Desulfurization Fugitive and Coke Plant Pushing Emissions. Following internal reviews of current desulfurization requirements, Acme determined that existing environmental controls for desulfurizing molten iron at its Riverdale, Illinois, melt shop were not satisfactory for the control of fugitive emissions from this process in view of the higher percentage of molten iron needing desulfurization as a result of increased market place demands for lower sulfur content in finished steel goods sold by Acme and future melt shop operations when the New Facility is operational.

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

     Although discussions were ongoing with the U.S. EPA and installation of the new melt shop iron desulfurization, iron transfer and skimming emission control system was nearing completion, on February 7 and March 1, 1996 U.S. EPA issued two Notices of Violation ("NOV") seeking penalties for past violations and for any economic benefit which may have accrued to Acme by reason of a delay in achieving compliance with fugitive emission regulations for the iron desulfurization and transfer operations at the melt shop and pushing emissions at the Coke Plant under U.S. EPA's civil penalties policies. On April 10, 1996, a civil action was filed by the U.S. Attorney on behalf of U.S. EPA (U.S. vs. Acme Steel Company, U.S. Dist. C. N.D. Ill. E.D., Case No. 96 C 2076) seeking recovery of civil penalties with respect to emissions from its Riverdale steel plant melt shop. During the fourth quarter of 1997 Acme and the U.S. Attorney's office in Illinois and Region V of U.S. EPA reached agreement upon the terms and conditions of a settlement of this civil action, subject to review and approval by the Department of Justice and U.S. EPA headquarters in Washington, D.C. Under the terms of the settlement agreement, Acme has agreed to pay a civil penalty in the amount of $410,000 and to construct a supplemental environmental project ("SEP") in the amount of $2.8 million. The settlement agreement has been signed by U.S. EPA and lodged with the Court. Following the administrative procedures of public notice for comment, it is anticipated the settlement agreement will be finalized, without material modification, and entered by the Court during the first half of 1998.

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

     On February 18, 1998 the Court signed and entered an Order in this case approving a settlement agreement between Packaging and CBE pursuant to which Packaging agreed to install air pollution control equipment meeting a specified lead emission limitation commencing within 120 days following issuance of a permit to construct, pay CBE the sum of $35,000 for CBE's use in its efforts to further reduce toxic pollution in California and the sum of $175,000 for CBE's costs and attorney's fees.

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

     Similarly, and for the same period of time, Interlake undertook to defend, indemnify and hold the Company and its affiliates harmless from and against all Claims, as that term is defined in the Agreement, occurring either before or after the date of the Reorganization related to the operation of all businesses and properties currently owned, directly or indirectly, by Interlake or any subsidiary of Interlake (other than the Company and its affiliates) and relating to the Transferred Property, as that term is defined in the Reorganization Agreement (but excluding the Acme Business), and, any business and properties discontinued or sold by Interlake Inc. prior to May 29, 1986, including any discontinued or sold businesses or property which, if continued, would be part of the Acme Business. The indemnification by Interlake with respect to any Claims incurred in connection with or arising out of or related to the Interlake Business, as that term is defined more specifically in the Agreement, includes but is not limited to environmental matters relating to the Interlake Businesses whether brought by governmental agencies or private entities. These environmental matters include, without limitation, the lawsuit captioned People of the State of Illinois v. Waste Management of Illinois, Interlake, Inc. and First National Bank of Western Springs,Circuit Court of Cook County, Illinois (No. 85 L 30162); the disposal of materials at the landfill operated by Conservation Chemical located at Gary, Indiana, to the extent such materials originated at the plant of Gary Steel Company; and, operation of facilities by predecessors of Interlake, Inc. at Duluth, Minnesota.

     Pursuant to this Agreement, Interlake has provided the defense and paid all costs in the matter of City of Toledo v. Beazer Materials and Services, Inc., Successor-in-interest to Koppers Company, Inc., Toledo Coke Corporation, The Interlake Corporation, successor-in-interest to Interlake, Inc., The Interlake Companies, Inc., successor-in-interest to Interlake, Inc., Acme Steel Company, Successor-in-interest to Interlake, Inc., United States District Court, Northern District of Ohio, Western Division, Case No. 90 CV 7344, which is an action for declaratory and injunctive relief by the City of Toledo (the "City") to recover its past and future costs and damages associated with the presence of and release of hazardous substances, hazardous wastes, solid waste, industrial waste and other waste at or about approximately 1.7 acres of property located on Front Street in Toledo, Ohio which the City acquired from Toledo Coke Corporation for road widening purposes (the "Site"). On September 30, 1996, the City, Beazer East, Inc. (successor-in-interest to Beazer Materials and Services, Inc./Koppers Company, Inc.) and the Toledo-Lucas County Port Authority entered into an agreement regarding the completion and funding of roadwork and related environmental work; and, the City, Beazer East, Inc. and the Interlake Defendants (Acme Steel Company, The Interlake Corporation and The Interlake Companies, Inc.) entered into a settlement agreement wherein the City released Beazer East, Inc. and the Interlake Defendants from all claims and agreed to dismiss the City's action against these defendants. On October 10, 1996, the Court entered a consent order dismissing with prejudice all of the City's claims. The Court did not dismiss the cross-claims pending between Beazer East, Inc. and the Interlake Defendants. In November 1995, the Court granted the Interlake defendants' motion for summary judgment seeking indemnification by Beazer East, Inc. for any environmental liabilities owed to the City. Beazer filed its appeal of this decision. On November 22, 1996, the U.S. Sixth Circuit Court of Appeals reversed the District Court's summary judgment order in favor of the Interlake Defendants and remanded the indemnification issue back to the District Court for trial. During the fourth quarter of 1997, Acme was advised that Interlake, on behalf of all of the Interlake Defendants, and Beazer East, Inc. entered into a settlement agreement resolving all of the cross-claims between the parties. The settlement agreement releases the Interlake Defendants from the cross-claims asserted in the Beazer East, Inc. Cross-claims with respect to the Site and the Interlake Defendants agreed to indemnify and hold harmless Beazer East, Inc. for certain claims regarding materials transported off the Site by any Interlake Defendants prior to acquisition of the Site by Beazer East, Inc.

     Interlake also has and continues to provide indemnification to the Company for the Duluth, Minnesota, facility which has been designated as a Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, 42 U.S.C. Section 9601, et seq. (the "Duluth Site"). Interlake's estimate, obtained from publicly filed documents, of the potential remediation costs of contaminated soils pursuant to a plan approved on September 25, 1995 by the Minnesota environmental agency ("MPCA"). Interlake reported the soil remediation was substantially completed in 1997. The MPCA also requested Interlake to investigate and evaluate remediation alternatives for the underwater sediments at the Duluth Site. Interlake reports that consultants have substantially completed an investigation of the sediments; and, based on this investigation Interlake has commenced reviewing potential remediation alternatives with MPCA and other parties. Interlake indicates it is unable to provide meaningful estimates of the potential cost estimates of such remediation, if any is deemed appropriate, until the investigation is complete and remediation alternatives are reviewed with the MPCA.

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

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol AMI and on the Toronto Stock Exchange under the symbol AMK. As of March 2, 1998 there were 11,680,164 shares of Common Stock outstanding held by 5,100 shareholders of record.

     The (i) high and low sales price for the Common Stock as traded since May 21, 1996 on the New York Stock Exchange and (ii) high and low bid information for the Common Stock as traded until May 20, 1996 on the NASDAQ National Market System under the symbol ACME, on a quarterly basis for three most recent fiscal years are as follows:

                  QUARTER                                 1997                 1996                 1995
                  -------                                 ----                 ----                 ----
First.......................................            19 5/8-14 7/8        18 3/4-13 3/4        19 1/4-14 1/2
Second......................................            17 3/4-13            19 -16 3/8           17 1/2-15 1/4
Third.......................................            17 5/8-13 1/2        17 1/2-13 7/8        18 1/4-15 1/4
Fourth......................................            15 7/8- 8 1/2        21 5/8-17            17 1/4-13 3/4

     No dividends have been declared or paid on the Common Stock since the Company became a public company in 1986. Special payments in 1992 and 1988 reflected the redemption of preferred stock purchase rights. Certain covenants in the Company's debt instruments and agreements limit its ability to pay future dividends (see Notes to Consolidated Financial Statements titled Debt Refinancing and Long-term Debt on page 52 hereof).

                 (THIS PAGE HAS BEEN LEFT BLANK INTENTIONALLY.)

ITEM 6. SELECTED FINANCIAL DATA

TEN YEARS IN REVIEW (dollars in thousands except for per share data)
Certain amounts have been reclassified to conform with the 1997 presentation.

                                                                1997           1996
-------------------------------------------------------------------------------------
INCOME DATA
  Net sales                                                   $488,030       $498,242
-------------------------------------------------------------------------------------
  Gross profit                                                   4,151         50,465
-------------------------------------------------------------------------------------
  Income (loss) before income taxes, extraordinary loss and
    cumulative effect of changes in accounting principle       (76,642)         5,093
-------------------------------------------------------------------------------------
  Income tax provision (benefit)                               (29,124)         2,426
-------------------------------------------------------------------------------------
  Net income (loss) before extraordinary loss and cumulative
    effect of changes in accounting principle                  (47,518)         2,667
-------------------------------------------------------------------------------------
  Extraordinary loss, net of taxes                             (23,411)
-------------------------------------------------------------------------------------
  Cumulative effect of changes in accounting principle, net
    of tax                                                      (6,276)
-------------------------------------------------------------------------------------
  Net income (loss)                                            (77,205)         2,667
=====================================================================================
PER SHARE DATA -- BASIC
  Net income (loss)                                             $(6.64)         $0.23
-------------------------------------------------------------------------------------
  Weighted average shares outstanding (in thousands)            11,628         11,598
=====================================================================================
PER SHARE DATA -- DILUTED
  Income (loss) before extraordinary loss and cumulative
    effect of changes in accounting principle                   $(4.09)         $0.23
-------------------------------------------------------------------------------------
  Extraordinary loss                                             (2.01)
-------------------------------------------------------------------------------------
  Cumulative effect of changes in accounting principle           (0.54)
-------------------------------------------------------------------------------------
  Net income (loss)                                              (6.64)          0.23
-------------------------------------------------------------------------------------
  Shareholders' equity                                           16.02          22.45
-------------------------------------------------------------------------------------
  Weighted average shares outstanding (in thousands)            11,628         11,663
=====================================================================================
BALANCE SHEET
  Current assets                                              $192,443       $182,837
-------------------------------------------------------------------------------------
  Property, plant and equipment, net                           550,350        560,725
-------------------------------------------------------------------------------------
  Total assets                                                 829,081        805,749
-------------------------------------------------------------------------------------
  Current liabilities                                          100,300        115,940
-------------------------------------------------------------------------------------
  Long-term debt (including current maturities)                424,743        310,085
-------------------------------------------------------------------------------------
  Shareholders' equity                                         186,343        260,701
=====================================================================================
CASH FLOWS
  Net cash provided by (used for) operating activities        $(60,712)      $ 46,034
-------------------------------------------------------------------------------------
  Net cash used for investing activities                       (28,599)       (85,562)
-------------------------------------------------------------------------------------
  Net cash provided by (used for) financing activities          62,541         19,709
-------------------------------------------------------------------------------------
  Net increase (decrease) in cash                              (26,770)       (19,819)
=====================================================================================
RATIO ANALYSIS
  Gross profit margin                                              0.8%          10.1%
-------------------------------------------------------------------------------------
  Pre-tax margin                                                 (15.6)%          1.0%
-------------------------------------------------------------------------------------
  Net margin                                                      (9.7)%          0.5%
-------------------------------------------------------------------------------------
  Return on shareholders' equity                                 (34.5)%          1.1%(f)
-------------------------------------------------------------------------------------
  Debt as a percentage of total capitalization                      69%            54%
=====================================================================================
ADDITIONAL INFORMATION
  Depreciation                                                $ 39,410       $ 16,591
-------------------------------------------------------------------------------------
  Capital expenditures                                          45,929        199,122
-------------------------------------------------------------------------------------
  Working capital                                               92,143         66,897
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

      1995       1994        1993       1992       1991       1990       1989       1988
==========================================================================================
    $521,619   $ 522,880   $457,406   $391,562   $376,951   $446,042   $439,412   $412,453
------------------------------------------------------------------------------------------
      84,448      76,288     45,223     29,546     27,748     36,712     51,886     54,493
------------------------------------------------------------------------------------------
      44,135      28,693     10,432     (4,522)    (3,050)     9,388     26,126     30,982
------------------------------------------------------------------------------------------
      15,889       9,935      4,173     (1,673)      (732)     3,755      9,926     12,393
------------------------------------------------------------------------------------------
      28,246      18,758      6,259     (2,849)    (2,318)     5,633     16,200     18,589
------------------------------------------------------------------------------------------
                  (1,787)                                                            1,010
------------------------------------------------------------------------------------------
                                       (50,323)
------------------------------------------------------------------------------------------
      28,246      16,971      6,259    (53,172)    (2,318)     5,633     16,200     19,599
==========================================================================================
       $2.44       $2.19      $1.16     $(9.85)    $(0.43)     $1.05      $3.01      $3.46
------------------------------------------------------------------------------------------
      11,574       7,751      5,385      5,396      5,373      5,356      5,374      5,667
==========================================================================================
       $2.44       $2.38      $1.15     $(0.53)    $(0.43)     $1.05      $3.00      $3.22
------------------------------------------------------------------------------------------
                   (0.22)                                                             0.17
------------------------------------------------------------------------------------------
                                         (9.32)
------------------------------------------------------------------------------------------
        2.44        2.16       1.15      (9.85)     (0.43)      1.05       3.00       3.39
------------------------------------------------------------------------------------------
       21.42       19.31      15.39      16.55      28.13      28.65      27.63      24.62
------------------------------------------------------------------------------------------
      11,596       7,873      5,439      5,396      5,373      5,356      5,393      5,776
==========================================================================================
    $258,787   $ 273,842   $170,394   $148,860   $134,192   $126,497   $149,199   $102,572
------------------------------------------------------------------------------------------
     379,178     148,829    115,539    120,689    129,730    133,419    116,552    104,024
------------------------------------------------------------------------------------------
     754,743     682,330    333,869    300,702    290,736    286,603    285,275    224,070
------------------------------------------------------------------------------------------
     108,330      81,391     77,197     59,425     50,027     50,026     57,683     66,331
------------------------------------------------------------------------------------------
     276,831     265,055     49,333     56,000     59,500     59,500     59,500      9,500
------------------------------------------------------------------------------------------
     248,111     223,278     83,203     89,295    150,664    152,370    147,106    130,390
==========================================================================================
    $ 59,541   $  47,422   $ 16,041   $ 24,018   $ 21,721   $ 24,045   $ 20,805   $ 23,252
------------------------------------------------------------------------------------------
     (83,547)   (334,124)   (11,749)    (6,562)   (10,611)   (37,693)   (38,804)   (16,014)
------------------------------------------------------------------------------------------
         410     312,897     (3,072)        34       (443)      (328)    50,155    (15,410)
------------------------------------------------------------------------------------------
     (23,596)     26,195      1,220     17,490     10,667    (13,976)    32,156     (8,172)
==========================================================================================
        16.2%       14.6%       9.9%       7.5%       7.4%       8.2%      11.8%      13.2%
------------------------------------------------------------------------------------------
         8.5%        5.5%       2.3%      (1.2)%(a)     (0.8)%      2.1%      5.9%      7.5%
------------------------------------------------------------------------------------------
         5.4%        3.3%       1.4%      (0.7)%(a)     (0.6)%      1.3%      3.7%      4.8%
------------------------------------------------------------------------------------------
        12.0%       11.1%(d)      7.3%(c)    (59.5)%(b)     (1.5)%      3.8%     11.6%       15%
------------------------------------------------------------------------------------------
          53%         54%        40%        40%(b)       28%       28%       29%         7%
==========================================================================================
    $ 13,613   $  15,514   $ 15,234   $ 14,705   $ 14,224   $ 13,031   $ 12,031   $ 10,742
------------------------------------------------------------------------------------------
     244,374      56,339     11,749      7,557     10,611     28,604     14,960      9,314
------------------------------------------------------------------------------------------
     150,457     192,451     93,197     89,435     84,165     76,471     91,516     36,241
==========================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's operations are divided into two segments, the Steel Making Segment and the Steel Fabricating Segment. The Steel Making Segment consists of Acme Steel and includes all of the facilities used in the manufacturing and finishing of hot rolled sheet and strip steel. The Steel Fabricating Segment includes the operations of Acme Packaging, Alpha Tube and Universal, all of which use flat rolled steel in their respective fabricating processes.

     Steel Making Segment. In August 1994, the Company commenced construction of the New Facility. The New Facility, which cost approximately $400 million (excluding capitalized interest and certain internal costs), allows Acme Steel to build on its strengths as a low cost producer of high quality liquid steel by significantly increasing its overall efficiency and reducing its finished steel production costs. In addition, the New Facility was substantially completed in September 1996, and the first coil was produced on October 3, 1996. The New Facility is the world's first complex to product hot rolled sheet and strip steel by combining highly efficient mini-mill casting and rolling technology with the traditional high quality liquid steel produced via the blast furnace/basic oxygen furnace technology.

     In February 1996, Acme Steel and its joint venture partner began construction of NACME, adjacent to the New Facility. NACME pickles, oils, slits and packages steel coils produced by the New Facility.

     The decommissioning of the Company's old ingot-based steel making facility was completed in June 1997. Currently, the New Facility was operating at approximately 85 percent of its designed capacity. As part of ramping up the New Facility, the Company has successfully tested and cast 99 percent of the steel grades comprising the Company's traditional product mix. The New Facility is expected to be operating at full production capability during the second half of 1998. Pickling operations at NACME began in December 1996. Due to a five-month delay in delivery of the slitting equipment to NACME, slitting operations did not begin until late in the second quarter of 1997.

     The Company's ability to produce hot rolled sheet and strip steel is currently outpacing steel finishing capability. The delayed start-up of NACME and the resulting reliance on outside processors have adversely affect on-time shipping capabilities and results of operations. The Company is working with NACME and other outside processors to increase slitting productivity and increase shipping capability.

     Commencing in the fourth quarter of 1996, the Company began phasing in the New Facility and concurrently phasing out the redundant ingot-based operations which phase out was completed in June 1997. The Company had, and will continue to have, significant net losses due, among other factors, to ongoing production cost inefficiencies resulting from the New Facility operating at less than optimal production levels, increased depreciation and interest expense related to the New Facility, expenses relating to the phase out of the redundant ingot-based operations, and delayed start-up and related operational issues at the NACME Facility which have led to reduced shipments and higher inventory levels. The production inefficiencies and the inventory buildup significantly reduced cash flow from operations. The ongoing ramp-ups of the New Facility and NACME are expected to continue to adversely affect the Company's results of operations and cash flow through the first half of 1998.

     Steel Fabricating Segment. Acme Packaging, Alpha Tube and Universal have all continued to record strong operating results. The operating income of these companies continues to partially offset the operating losses of Acme Steel during the ramp-up at the New Facility and are relatively unaffected by the transitional issues faced by the Steel Making Segment.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage relationship that items in the Statements of Operations bear to net sales.

                                                                          FOR THE YEARS ENDED
                                                              --------------------------------------------
                                                              DECEMBER 28,    DECEMBER 29,    DECEMBER 31,
                                                                  1997            1996            1995
                                                              ------------    ------------    ------------
Net sales.................................................      100.0%          100.0%          100.0%
Costs and expenses:
  Cost of products sold...................................        91.3            86.7            81.3
  Depreciation expense....................................         7.9             3.2             2.5
                                                                 -----           -----           -----
Gross profit..............................................         0.8            10.1            16.2
  Selling and administrative expense......................         8.0             7.1             6.8
  Training and Pre-start-up -- New Facility...............                         2.0
                                                                 -----           -----           -----
Operating income (loss)...................................        (7.2)            1.0             9.4
  Interest expense, net...................................        (8.4)           (0.1)           (1.3)
  Other net...............................................                         0.1             0.3
Income tax (benefit) provision............................        (5.9)            0.5             3.0
                                                                 -----           -----           -----
Income (loss) before extraordinary loss and cumulative
  effect of a change in accounting principle..............        (9.7)            0.5             5.4
Extraordinary loss, net of tax............................        (4.8)
Cumulative effect of a change in accounting principle, net
  of tax..................................................        (1.3)
                                                                 -----           -----           -----
Net income (loss).........................................       (15.8)%           0.5%            5.4%
                                                                 =====           =====           =====

Fiscal 1997 as compared to fiscal 1996

     NET SALES. Consolidated net sales of $488.0 million for the year ended December 28, 1997 were $10.2 million lower than the prior year. An unfavorable change in product mix and a decrease in non-flat roll product shipments as compared to the prior year were partially offset by increased sales volume by the Steel Fabricating Segment.

     Steel Making Segment. In 1997, net sales for the Steel Making Segment were $299.6 million, a $35.8 million, or 11 percent, decrease over last year. Sales to unaffiliated customers decreased 9 percent or $20.3 million while intersegment sales of $97.2 million fell below the prior year level by 14 percent. Decreases in the affiliate shipments, an unfavorable product mix, lower sales of non-flat roll products and lower selling prices accounted for the decreased sales in 1997 versus the prior year. Sales of non-flat roll products totaled $34.1 million, which was $21.0 million lower than the prior year, due to decreased volume.

     Steel Fabricating Segment. The Steel Fabricating Segment net sales of $286.7 million in 1997 were $9.5 million, or 3 percent, above the comparable period in the prior year. Sales volume gains for the fabricating businesses along with slightly higher selling prices accounted for the improvement.

     COMPARATIVE SALES BY SEGMENT. The table below summarizes the relative sales contribution of the products comprising the Company's business segments for the past three years.

                                                                1997    1996    1995
                                                                ----    ----    ----
Sheet and strip steel.......................................     35%     33%     33%
Semi-finished steel.........................................      1%      2%      4%
Iron products and other.....................................      6%      9%      8%
                                                                 --      --      --
TOTAL STEEL MAKING SEGMENT..................................     42%     44%     45%
                                                                 ==      ==      ==
Steel strapping and strapping tools.........................     33%     33%     32%
Welded steel tube...........................................     17%     16%     15%
Auto and light truck jacks..................................      8%      7%      8%
                                                                 --      --      --
TOTAL STEEL FABRICATING SEGMENT.............................     58%     56%     55%
                                                                 ==      ==      ==

     GROSS PROFIT. The gross profit for the year ended December 28, 1997 was $4.2 million which was $46.3 million lower than the gross profit recorded during last year's comparable period. The decrease in gross profit was due primarily to
(i) non-recurring expense relating to the phase-out of the redundant ingot-based operations (completed in June 1997); (ii) continuing product cost inefficiencies resulting from the New Facility operating at substantially less than optimal production utilization; (iii) lower revenues and margins associated with an unfavorable product mix; (iv) lower shipments to affiliates; and (v) delayed start-up and related operational issues at NACME which have led to reduced shipments and higher inventory levels. Also, increased depreciation expense related primarily to the New Facility further reduced gross margin in the year ended December 28, 1997. The gross profit, as a percentage of sales, was 0.8 percent in 1997 compared to 10.1 percent for the comparable period in 1996.

     SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense was $39.2 million in the year ended December 28, 1997, $3.7 million higher than the prior year. Selling and administrative expenses represented approximately 8 percent of net sales in 1997 compared to 7 percent for the comparable period in 1996. The increased expense was principally due to costs related to the upgrade of the Company's management information systems.

     OPERATING INCOME/LOSS. The operating loss for the Company in 1997 of $35.1 million was $40.1 million lower than the $5.0 million of income recorded during the same period in 1996.

     Steel Making Segment. The Steel Making Segment recorded a $61.9 million loss from operations in the year ended December 28, 1997, an additional loss of $47.0 million compared to the loss recorded in the comparable period in 1996.

     The significant decline in earnings in the year ended December 28, 1997 was the result of (i) non-recurring expense relating to the phase-out of the redundant ingot-based operations (completed in June 1997); (ii) continuing product cost inefficiencies resulting from the New Facility operating at substantially less than optimal production utilization; (iii) lower revenues and margins associated with an unfavorable product mix; (iv) lower shipments to affiliates; (v) delayed start-up and related operational issues at NACME which have led to reduced shipments and higher inventory levels; and (vi) depreciation expense increased $22.9 million over the prior year primarily related to the New Facility. Sales to external customers were 9 percent lower than last year's comparable period, and sales to the Steel Fabricating Segment were 14 percent lower than in the comparable period of 1996. Approximately 66 percent of steel shipments and 57 percent of gross margin in 1997 was attributable to external customers while the remainder was generated by sales to the Steel Fabricating Segment, as compared to 64 percent of steel shipments and 66 percent of gross margin in the prior year.

     Steel Fabricating Segment. The Steel Fabricating Segment's operating income of $26.8 million for the year ended December 28, 1997 was $6.9 million higher than in last year's comparable period, due primarily to a slight increase in selling prices and lower raw material costs.

     INTEREST INCOME/EXPENSE. Interest income for the year ended December 28, 1997 totaled $0.5 million, falling below the prior year's comparable period by $5.1 million. The decrease in interest income is the result of reduced cash and investment balances resulting from payments for the construction of the New Facility and increased operating requirements. Interest expense of $41.6 million for the year 1997 was $35.4 million higher compared to the same period of the prior year. During 1997, all interest costs were being charged against earnings versus 1996 when a significant amount of these costs were capitalized as part of the New Facility. In the year ended December 29, 1996, interest costs of $31.3 million were capitalized as part of the New Facility. The Company ceased capitalization of interest costs relating to the New Facility mid-way through the fourth quarter of 1996.

     INCOME TAXES. Income tax benefits from operations recorded in the year ended December 28, 1997 totaled $29.1 million based on an effective tax rate of 38 percent as compared to $2.4 million of tax expense in the year ended December 29, 1996, based on a 47.6 percent effective tax rate. In addition, tax benefits related to extraordinary loss item of $14.3 million and a cumulative effect of a change in accounting principle of $3.8 million were both based on an effective tax rate of 38 percent. The Company has net operating losses available through the year 2012 to reduce the Company's future tax liability by $55.4 million.

     NET INCOME (LOSS). The Company recorded a loss of $77.2 million, or $6.64 per share in the year ended December 28, 1997 versus income of $2.7 million, or $0.23 per share, recorded in the prior year. Per share amounts for 1997 and 1996 are based on the weighted average number of common shares calculated on both the basic and fully diluted methods, which are equivalent in amount. Net income includes an extraordinary loss and cumulative effect of an accounting change -- see sections entitled "Refinancing of Debt" and "Recently Issued Accounting Pronouncements."

Fiscal 1996 as compared to fiscal 1995

     NET SALES. Consolidated net sales of $498.2 million for the year ended December 29, 1996 were less than the prior year by $23.4 million. The lower sales level was a result of lower selling prices, $13.8 million, with decreased shipments accounting for the remainder.

     Steel Making Segment. In 1996, net sales for the Steel Making Segment of $335.3 million were $21.5 million, or approximately 6 percent below 1995. Sales to unaffiliated customers decreased 5 percent to $222.6 million while inter-segment sales of $112.7 million were 8 percent lower than in 1995. The decrease in the Steel Making Segment's net sales was the result of a 4 percent decrease in average selling prices and lower flat-rolled and semi-finished shipments. Sales of iron products during the period of $39.6 million approximated the same amount in the prior year, while semi-finished product sales decreased $5.9 million compared to the prior year.

     Steel Fabricating Segment. Steel Fabricating Segment net sales of $277.2 million in 1996 were 4 percent lower than the prior year. Lower shipment volume accounted for $7.1 million of the sales decline while lower average selling prices decreased sales by $4.2 million versus last year.

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

     Sales of jacks and lifting tools for cars and light trucks totaled $36.6 million in 1996, a 10 percent decline from the prior year. The decrease was due almost entirely to lower sales volume, as selling prices remained consistent with the prior year.

     GROSS PROFIT. The gross profit in 1996 of $50.5 million was $34.0 million lower than 1995, primarily reflecting lower selling prices for the majority of the Company's products and significant increases in operating costs in the Steel Making Segment. Gross profit, as a percentage of net sales, was 10.1 percent in 1996 versus 16.2 percent in 1995.

     SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense totaled $35.5 million (7.1 percent of net sales) and $35.6 million (6.8 percent of net sales) for the years ended 1996 and 1995, respectively.

     OPERATING INCOME. Operating income in 1996 was $5.0 million compared to $48.8 million in 1995. The significant decrease of $43.8 million was primarily due to lower steel selling prices, higher Steel Making Segment operating costs, and training and pre-start-up costs related to the New Facility.

     Steel Making Segment. The Steel Making Segment recorded an operating loss of $14.9 million in 1996 compared to the $28.5 million of operating income recorded during 1995. The loss was driven by a 4 percent decrease in selling prices reducing results by $12.6 million as compared to the prior period. Flat-rolled and semi-finished shipments to external customers were approximately 11,000 tons or 3 percent lower while shipments to the Steel Fabricating Segment were 13,000 tons or 5 percent lower than 1995. Also contributing to the Steel Making Segment's loss for 1996 were higher costs relating to the purchase and usage of natural gas and utilities and other raw material costs along with increased maintenance, repair and labor costs. Employee training and pre-start-up costs of $9.9 million and production inefficiencies related to start-up of the New Facility of $4.7 million also decreased income from operations as compared to the prior year. Finally, the Steel Making Segment began depreciating the new facility midway through the fourth quarter of 1996 which resulted in an additional depreciation expense of $3.0 million. Somewhat offsetting the decreased shipments and increased costs were increased iron product sales contributing $4.0 million of operating income in 1996 versus $2.2 million in the prior year. Approximately 64 percent of shipments and 66 percent of gross profit in 1996 were attributable to external customers while the remainder was generated by sales to the Steel Fabricating Segment. In 1995, the Steel Making Segment shipped 61 percent and derived 65 percent of it gross profit from external customers.

     Steel Fabricating Segment. Operating income for the Steel Fabricating Segment of $20.0 million in 1996 was $0.4 million lower than in 1995. The slight decrease was due primarily to lower average selling prices and higher operating costs at Alpha Tube. Operating income for the remaining fabricating businesses approximated the prior year.

     INTEREST EXPENSE. Interest expense decreased $14.6 million in 1996 from the prior year. The decrease in interest expense resulted from the increased capitalization of interest costs associated with the New Facility. The Company ceased capitalization of interest cost midway through the fourth quarter of 1996 coincident with the start-up of commercial production at the New Facility and charged these interest costs to current operations. Interest costs totaled $37.5 million in 1996, compared to $35.4 million in the previous year. Interest costs of $31.3 million were capitalized as part of the New Facility in 1996, compared to $14.6 million in the prior year.

     INTEREST INCOME. Interest income was $8.7 million lower than in 1995 due entirely to reduced cash and investment balances resulting from progress payments for the construction of the New Facility.

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

Fiscal 1995 as compared to fiscal 1994

     NET SALES. Consolidated net sales of $521.6 million in 1995 were essentially even with the prior year. Increased net sales from higher selling prices of $19.4 million and an increase in sales of iron products of $27.8 million were completely offset by reduced shipments.

     Steel Making Segment. In 1995, the Company continued to enjoy improved selling prices that benefited the steel industry as a whole. Net sales of the Steel Making Segment advanced slightly to $356.8 million in 1995, a 2 percent improvement over 1994. Sales to unaffiliated customers rose 2 percent to $234.9 million, while intersegment sales of $121.9 million were 3 percent higher than in 1994. The Steel Making Segment's net sales benefited from a 3 percent increase in average selling prices, resulting principally from a partial realization of price increases that were announced during 1994.

     Steel Fabricating Segment. Steel Fabricating Segment net sales of $288.4 million in 1995 were 2 percent lower than the prior year. Lower shipment volume accounted for $19.3 million of the sales decline, partially offset by increased average selling prices that contributed $14.3 million versus 1994.

     Sales of strapping and strapping tools of $166.8 million in 1995 matched sales in the previous year. Higher average selling prices increased net sales by $8.3 million, which was completely negated by lower shipment volume.

     Alpha Tube's sales for 1995 totaled $80.8 million, down 2 percent from the prior year. The $2.0 million reduction in sales was due entirely to lower shipments as average selling prices increased over last year. Average selling prices rose 10 percent, contributing an increase of $6.2 million in sales versus 1994. Higher selling prices were completely offset by a 12 percent decline in shipments, which was largely due to on going rationalization of the customer base towards higher margin accounts.

     Sales of jacks and lifting tools for cars and light trucks totaled $40.8 million in 1995, a 7 percent decline from the prior year. The decrease versus 1994 was due almost entirely to lower sales volume, as selling prices remained consistent with the prior year.

     GROSS PROFIT. The gross margin for 1995 of $84.4 million was $8.2 million higher than in 1994, primarily reflecting higher selling prices for the majority of the Company's products. Gross profit, as a percentage of net sales, was 16.2 percent in 1995 versus 14.6 percent in 1994.

     SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense totaled $35.6 million (6.8 percent of net sales) and $33.2 million (6.4 percent of net sales) in 1995 and 1994, respectively. The increase in expense was principally the result of higher salaries and increases in other administrative costs.

     OPERATING INCOME. Operating income in 1995 was $48.8 million compared to $33.6 million in 1994.

     Steel Making Segment. Operating income for the Steel Making Segment totaled $28.5 million in 1995, a $14.0 million improvement over 1994. Operating income in 1994 was reduced by a pre-tax $9.5 million non-cash, nonrecurring charge recorded to recognize the impairment of existing steel making facilities and contractual employee reduction costs related to the decision to proceed with the New Facility. Exclusive of this charge, 1995's operating income increased $4.5 million due almost entirely to higher average selling prices of 3 percent and increased sales of iron products of 194 percent. Offsetting a substantial portion of this benefit was a decline in shipments, increased retiree and active medical costs, increased pension expense, and higher administrative expenses. Flat-rolled shipments to external customers decreased 50,000 tons compared to 1994, while shipments to the Steel Fabricating Segment were 6,000 tons lower. In 1995, approximately 61 percent of flat-rolled sales and 65 percent of gross profit were attributable to external customers. The remaining sales and gross profit were generated by shipments to the Steel Fabricating Segment. In 1994, approximately 65 percent of sales and gross profit of the Steel Making Segment resulted from flat-rolled sales to external customers, while shipments to the Fabricating Segment accounted for the remaining 35 percent of sales and gross profit.

     Steel Fabricating Segment. Operating income for the Steel Fabricating Segment of $20.4 million in 1995 was $1.3 million higher than 1994. The segment was aided by the continued strength of the economy and increased average selling prices in 1995, somewhat offset by lower shipment volumes. The strapping business benefited from a 6 percent increase in average selling prices established in December 1994 which was mostly offset by lower shipment volume. Alpha Tube's results advanced due to improved mix resulting from a shift away from commodity markets to specialty value-added tubing products. In addition, Alpha Tube's business benefited from lower raw material costs for certain of its higher margin products. Lower demand in 1995 left Universal's operating income lower than that of 1994.

     INTEREST EXPENSE. Interest expense increased $6.8 million over 1994. The increase in interest expense resulted from the issuance of $255.0 million of long-term debt in the third quarter of 1994. Interest costs totaled $35.4 million in 1995, compared to $16.0 million in 1994. Interest costs of $14.6 million were capitalized as part of the New Facility in 1995, compared to $2.0 million in the prior year.

     INTEREST INCOME. Interest income was $6.6 million higher than in 1994 due entirely to additional interest income earned on the net proceeds received from the issuance of debt and equity in the third quarter of 1994, less payments to the general contractor relating to the New Facility.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current liquidity requirements include working capital needs, cash interest payments and capital investments. The Company intends to finance its current operating and investing activities with cash from operations and to the extent necessary by borrowing against its $80 million Working Capital Facility. Consistent with this strategy the Company has borrowed against its Working Capital Facility during the year ending December 28, 1997 and will continue to borrow and repay amounts from time to time as conditions warrant. At December 28, 1997, the Company had $5.0 million in outstanding borrowings and an additional $72.0 million available for borrowing under its Working Capital Facility.

     Operating activities used $60.7 million of cash in 1997 primarily due to a combination of operating losses, cash interest payments, and increased working capital requirements. Investing activities decreased cash $28.6 million as the sale of short-term investments (net of purchases) of $11.8 million was more than offset by $40.4 million of cash payments for capital expenditures.

     At the end of 1997, the Company's cash and cash equivalents balance was $6.5 million, down $26.8 million from the December 29, 1996 balance and the Company's long-term indebtedness was $424.7 million. Long-term debt increased $114.7 million as a result of operating losses, working capital requirements and the cost of refinancing debt (see section entitled "Refinancing of Debt").

     Capital expenditures totaled $45.9 million (on an accrual basis) during 1997. Total capital expenditures for the New Facility were $27.1 million. The remaining $18.8 million of capital expenditures were for the upgrade of the Company's management information systems, Acme Packaging plastic strapping lines, and the replacement and rehabilitation of various production facilities. During 1998, 1999 and 2000 the Company projects capital expenditures of approximately $35.0 million, $25.0 million and $53.0 million, respectively. The year 2000 includes a capital expenditure of approximately $34.0 million to reline and upgrade the blast furnace at Acme Steel's Chicago facility.

     Working capital of $92.1 million at the end of 1997 was $25.2 million higher than the year-end 1996. The Company currently has a Working Capital Facility through January 2002, which provides each operating subsidiary borrowing availability with an overall limitation of $80 million. The Company's ratio of debt to total capitalization was .69 to 1.

     The Company is currently undergoing an enterprise-wide assessment of its Year 2000 expenses.

REFINANCING OF DEBT

     In December 1997, the Company completed a refinancing to lower its interest rates, extend maturities and provide financial flexibility. As part of the refinancing, the Company entered into a new $175 million Senior Secured Credit Agreement, and issued $200 million of 10.875 percent Senior Unsecured Notes. The proceeds from these transactions were used to: (i) retire 85.9 percent of the existing 12.5 percent Senior Secured Notes, and 99.4 percent of the existing
13.5 percent Senior Secured Discount Notes (collectively, the "1994 Notes"), which were successfully tendered in December 1997; and (ii) retire the existing $50 million Term Loan; and (iii) repay borrowings under its Working Capital Facility. The Working Capital Facility was also amended and restated with modifications to certain compliance covenants and extend the agreement.

     In connection with the above repurchase of the 1994 Notes, the Company paid premiums aggregating $30.0 million. In addition, the Company incurred expense of approximately $7.8 million primarily relating to the write-off of previously capitalized debt issuance costs. Such balances are recorded as an Extraordinary Loss ($23.4 million net of tax) for the year ended December 28, 1997. The Company incurred $11.6 million of capitalized debt issuance cost related to the Senior Secured Credit Agreement and the Senior Unsecured Notes.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

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

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," issued in June 1997, established standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is currently evaluating its options for disclosure and will adopt the Statement in its financial statements for the year ending December 27, 1998.

     On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF No. 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract for an Internal Project that Combines Business Process Reengineering and Information Technology Transformation". EITF 97-13 requires that certain costs related to reengineering be expensed as incurred. Under the Company's previous accounting policy, a portion of such costs related to ongoing expenditures to upgrade the Company's management information system were capitalized during 1996 and 1995.

     In accordance with EITF No. 97-13, the Company recorded a cumulative effect adjustment in the fourth quarter of 1997. As such, the Company expensed the unamortized capitalized portion of related costs as required by the EITF No. 97-13, recording a cumulative effect of a change in accounting principle of $10.1 million, $6.2 million after tax.

OUTLOOK

     The Company expects to continue to improve performance of the New Facility and refine operating practices. The Company expects to continue to recognize losses in the first half of 1998 excluding the sale of Universal (see section entitled "Assets Held for Sale"). Acme Steel's operations will continue to be adversely impacted by a lower margin product mix and production cost inefficiencies relating primarily to unfavorable material yields as the New Facility approaches a steady state. The Company expects to increase shipments, improve customer delivery performance and achieve most of the projected cost benefits during 1998. The Company also expects to continue to improve the product mix to better serve its niche product customers while increasing profit margins.

     Beyond this transition period, the Company remains confident that it will achieve most of the projected benefits of the New Facility. When the New Facility reaches a steady state it is expected to reduce cash manufacturing costs by approximately $70 per ton. The additional depreciation associated with the New Facility is approximately $24 per ton. Additionally, it will increase shipping capability and broaden the range of products while improving the quality of all commercial steel products providing the Company access to a larger portion of the marketplace. As of the fourth quarter of 1997, the Company had achieved cash cost savings related to the New Facility of approximately $25 per ton.

     For 1998, the Steel Fabricating Segment earnings are expected to remain relatively steady excluding the gain on the sale of Universal (see section entitled "Assets Held for Sale"). The Alpha Tube subsidiary expects the relocation and consolidation of its tube mills to reach full completion in mid 1998. The consolidation project will improve material handling capability, provide increased capacity of large diameter tubing and lower operating costs.

     The Company is currently undergoing an enterprise-wide assessment of its Year 2000 expenses.

FORWARD LOOKING STATEMENTS

     Actual events might materially differ from those projected in the above forward looking statements. The timely and successful ramp-up of the New Facility and successful installation of new computer systems are important assumptions in the Company's projection of a fully operational facility and the related earnings benefits. If there are substantial unexpected production interruptions or other start-up difficulties; if the New Facility fails to achieve certain production utilization and material yields, if quality levels or performance objectives represented and guaranteed by the equipment suppliers and turnkey general contractor (although mitigated by liquidated damages of up to 20% of the contract which was reduced from 30% as the general contractor has fulfilled some of the construction and completion obligations, as well as certain performance obligations) are not achieved, the competitive and financial position of the Company could be materially adversely affected. In addition to uncertainties with respect to the New Facility, forward looking statements regarding all of the Company's businesses, but particularly the Steel Making Segment, are based on various economic assumptions. These assumptions include projections regarding: selling prices for the Company's products; costs for labor, energy, raw material, supplies, pensions and active and retiree medical care; volume or units of product sales; competitive developments in the marketplace by domestic and foreign competitors and the competitive impact of the facilities which are expected to compete with the Company's products; general economic developments in the United States or abroad affecting the business of the Company's customers, including the strength of the U.S. dollar against other currencies and similar events which may affect the costs, price or volume of products sold by the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to Item 8 is submitted in a separate section of this Annual Report on Form 10-K. See the audited Consolidated Financial Statements and Financial Statement Schedule of Acme Metals Incorporated attached hereto and listed in the index on page 37 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information with respect to directors of the Company is incorporated herein by reference to the proxy statement for the Annual Meeting of Shareholders of the Company to be held on April 23, 1998 under the caption Election of Directors.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth, as of March 2, 1998, with respect to each executive officer of the Company, his name and all positions held during the last five years. Executive officers are elected annually by the Board of Directors of the Company to serve for a term of office of one year and until their successors are elected.

     As a result of a Reorganization effected May 25, 1992, Acme Steel Company became and continues to be a subsidiary of the Company. Prior to the Reorganization some of the executive officers listed below were executive officers of Acme Steel Company and, at the time of the reorganization, were elected to similar positions within the Company.

               NAME AND AGE                                POSITIONS DURING LAST 5 YEARS
               ------------                                -----------------------------
Brian W. H. Marsden (66)..................    Chairman of the Company since April 15, 1996; Chairman
                                              and Chief Executive Officer of the Company January 1,
                                              1993 to April 15, 1996; Chairman, President and Chief
                                              Executive Officer of the Company May 1992 to December
                                              1992; President and Chief Executive Officer of Acme
                                              Steel Company (integrated steel producer) June 1986 to
                                              May 1992.
Stephen D. Bennett (49)...................    President and Chief Executive Officer of the Company
                                              since April 15, 1996; President and Chief Operating
                                              Officer of the Company January 1, 1993 to April 15,
                                              1996; Group Vice President of the Company May 1992 to
                                              December 1992; Group Vice President of Acme Steel
                                              Company January 1992 to May 1992; Vice President --
                                              Operations of Acme Steel Company June 1990 to December
                                              1991; General Manager of Fairfield Works, USS Division
                                              of USX Corporation (integrated steel producer) December
                                              1987 to May 1990. Director of the Company since January
                                              1, 1993.
Derrick T. Bay (50).......................    Controller of the Company since January 19, 1998; Vice
                                              President -- Finance of Acme Steel Company January 1992
                                              to January 19, 1998; Director of Operational Accounting
                                              of Acme Steel Company September 1989 to January 1992.
Robert W. Dyke (50).......................    Senior Vice President -- Fabricating of the Company
                                              since February 1, 1998; Group Vice President of the
                                              Company September 1, 1997 to January 31, 1998; President
                                              of Acme Packaging Corporation since 1992.
James W. Hoekwater (51)...................    Treasurer of the Company since July 1, 1994; Corporate
                                              Controller of ITT Rayonier (producer of pulp and wood
                                              products) December 1989 to March 1994.

               NAME AND AGE                                POSITIONS DURING LAST 5 YEARS
               ------------                                -----------------------------
James N. Howell (56)......................    Senior Vice President -- Steel of the Company and
                                              President of Acme Steel Company since February 1, 1998;
                                              Executive Vice President of Acme Steel Company September
                                              1, 1997 to January 31, 1998; Senior Vice President and
                                              Chief Operating Officer of National Steel Company 1993
                                              to 1994; Vice President of National Steel Company 1975
                                              to 1993.
Gerald J. Shope (54)......................    Vice President -- Human Resources of the Company since
                                              April 1, 1995; Vice President -- Human Resources of Acme
                                              Steel Company January 1, 1992 to March 31, 1995;
                                              Director -- Human Resources of Acme Steel Company June
                                              1986 to December 1991.
Edward P. Weber, Jr. (60).................    Vice President, General Counsel and Secretary of the
                                              Company since May 25, 1992; Vice President, General
                                              Counsel and Secretary of Acme Steel Company June 1986 to
                                              May 25, 1992.
Jerry F. Williams (58)....................    Vice President, Finance and Administration and Chief
                                              Financial Officer of the Company since May 25, 1992;
                                              Vice President -- Finance and Administration and Chief
                                              Financial Officer of Acme Steel Company May 1986 to May
                                              25, 1992.

ITEM 11. EXECUTIVE COMPENSATION

     Information relating to executive compensation is incorporated herein by reference to the proxy statement for the Annual Meeting of Shareholders of the Company to be held on April 23, 1998 under the caption Executive Compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the proxy statement for the Annual Meeting of Shareholders of the Company to be held on April 23, 1998 under the caption Security Ownership of Certain Beneficial Owners and Management.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions is incorporated herein by reference to the proxy statement for the Annual Meeting of Shareholders of the Company to be held on April 23, 1998 under the caption Certain Relationships and Related Transactions.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     (1) Financial Statements:

        The response to this portion of Item 14 is submitted in a separate section of this report. See the audited Consolidated Financial Statements and Financial Statement Schedule of Acme Metals Incorporated attached hereto and listed on the index on page 37 of this report.

     (2) Financial Statement Schedule:

        The response to this portion of Item 14 is submitted in a separate section of this report. See the audited Consolidated Financial Statements and Financial Statement Schedule of Acme Metals Incorporated attached hereto and listed on the index on page 37 of this report.

     (3) Exhibits

   EXHIBIT                               DESCRIPTION
   -------                               -----------
 3.    Articles of Incorporation and By-Laws
       3(i)      Restated Certificate of Incorporation of the Registrant, as
                 amended by the Certificate of Designation of Junior
                 Participating Preferred Stock, Series A. Filed as Exhibit
                 3(i) to the Registrant's Annual Report on Form 10-K for the
                 fiscal year ended December 31, 1995 (the "1995 10-K") and
                 incorporated by reference herein.
       3(ii)     Amended and Restated By-Laws of the Registrant as adopted
                 February 27, 1997. Filed as Exhibit 3(ii) to the
                 Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 (the "1996 10-K") and incorporated by reference herein.
 4.    Instruments Defining the Rights of Security Holders, Including
       Indentures
       4.1       Rights Agreement dated as of July 15, 1994 between the
                 Registrant and First Chicago Trust Company of New York,
                 Rights Agent. Filed as Exhibit 1 to the Form 8-A dated
                 August 8, 1994 and Form 8-A/A dated August 12, 1994 and
                 incorporated by reference herein.
       4.2       Indenture dated as of August 11, 1994 among the Registrant and Guarantors and Shawmut Bank Connecticut, National
                 Association as trustee, relating to the 12 1/2% Senior
                 Secured Notes due 2002. Filed as Exhibit 4.2 to Amendment
                 No. 2 to the Registrant's Annual Report on Form 10-K for the
                 fiscal year ended December 25, 1994 (Amendment No. 2 to the
                 "1994 10-K") and incorporated by reference herein.
       4.3       Form of 12 1/2% Senior Secured Note due 2002 (included as
                 Exhibit A to Exhibit 4.2). Filed as Exhibit 4.3 to Amendment
                 No. 2 to the 1994 10-K and incorporated by reference herein.
       *4.4      First Supplemental Indenture dated as of December 3, 1997
                 among the Registrant and Guarantors and State Street Bank
                 and Trust Company, as Trustee, relating to the 12 1/2%
                 Senior Secured Notes due 2002.
       4.5       Indenture dated as of August 11, 1994 among the Registrant and Guarantors and Shawmut Bank, Connecticut, National
                 Association as trustee, relating to the 13 1/2% Senior
                 Secured Discount Notes due 2004. Filed as Exhibit 4.4 to
                 Amendment No. 2 to the 1994 10-K and incorporated by
                 reference herein.
       4.6       Form of 13 1/2% Senior Secured Discount Note due 2004
                 (included as Exhibit A to Exhibit 4.4). Filed as Exhibit 4.5 to Amendment No. 2 to the 1994 10-K and incorporated by
                 reference herein.
       *4.7      First Supplemental Indenture dated as of December 3, 1997
                 among the Registrant and Guarantors and State Street Bank
                 and Trust Company, as Trustee, relating to the 13 1/2%
                 Senior Secured Discount Notes due 2004.
       4.8       Collateral Agency Agreement dated as of August 11, 1994
                 among the Registrant, Acme Steel Company ("Acme Steel"),
                 Acme Packaging Corporation ("Acme Packaging"), the Trustees,
                 the Term Loan Agent and the Collateral Agent. Filed as
                 Exhibit 4.6 to Amendment No. 2 to the 1994 10-K and
                 incorporated by reference herein.
       *4.9      Amended and Restated Collateral Agency Agreement dated as of
                 December 18, 1997 by and among the Registrant, Acme Steel,
                 Acme Packaging, Bankers Trust Company and State Street Bank
                 and Trust Company, as Collateral Agents.
       4.10      Company Stock Pledge Agreement dated as of August 11, 1994 between the Registrant and the Collateral Agent. Filed as
                 Exhibit 4.7 to Amendment No. 2 to the 1994 10-K and
                 incorporated by reference herein.
       4.11      Subsidiary Stock Pledge Agreement dated as of August 11,
                 1994 among Acme Steel, Acme Packaging and the Collateral
                 Agent. Filed as Exhibit 4.8 to Amendment No. 2 to the 1994
                 10-K and incorporated by reference herein.
       4.12      Security Agreement dated as of August 11, 1994 between Acme
                 Steel and the Collateral Agent. Filed as Exhibit 4.9 to
                 Amendment No. 2 to the 1994 10-K and incorporated by
                 reference herein.

   EXHIBIT                               DESCRIPTION
   -------                               -----------
       4.13      Mortgage dated as of August 11, 1994 from Acme Steel to the
                 Collateral Agent. Filed as Exhibit 4.10 to Amendment No. 2
                 to the 1994 10-K and incorporated by reference herein.
       4.14      Intercreditor Agreement dated as of August 11, 1994 among
                 the Registrant, Acme Steel, Harris Trust and Savings Bank
                 and the Collateral Agent. Filed as Exhibit 4.11 to Amendment
                 No. 2 to the 1994 10-K and incorporated by reference herein.
       4.15      Disbursement Agreement dated as of August 11, 1994 between the Registrant and the Collateral Agent. Filed as Exhibit
                 4.12 to Amendment No. 2 to the 1994 10-K and incorporated by reference herein.
       4.16      Form of Registration Rights Agreement dated March 28, 1994 among the Registrant and The Substituted Purchasers. Filed as Exhibit 4.13 to the Registrant's Annual Report on Form
                 10K for the fiscal year ended December 25, 1994 (the "1994
                 10-K") and incorporated by reference herein.
       *4.17     Indenture dated as of December 18, 1997 between the
                 Registrant, as Issuer, Acme Steel, as Guarantor, and Harris
                 Trust and Savings Bank, as Trustee, relating to the 10 7/8%
                 Senior Notes due 2007.
       *4.18     Registration Rights Agreement dated December 18, 1997
                 between the Registrant, Morgan Stanley & Co. Incorporated,
                 Salomon Brothers, Inc., First Chicago Capital Markets, Inc.,
                 and Nesbitt Burns Securities Inc., as placement agent.
10.    Material contracts
       10.1      Tax Indemnification Agreement between Acme Steel and The
                 Interlake Corporation ("Interlake") dated May 30, 1986.
                 Filed as Exhibit 10.1 to the Registrant's Annual Report on
                 Form 10-K for the fiscal year ended December 27, 1992, SEC
                 File# 0-14727 (the "1992 Form 10-K") and incorporated by
                 reference herein.
       10.2      Cross-Indemnification Agreement between Acme Steel and
                 Interlake dated May 29,1986. Filed as Exhibit 10.2 to the
                 1992 Form 10-K and incorporated by reference herein.
       10.3      $80,000,000 Credit Agreement by and among Acme Group and
                 Harris Trust and Savings Bank individually and as Agent and the Lenders which are or become parties hereto dated as of
                 August 11, 1994 (the "Credit Agreement"). Filed as Exhibit
                 10.3 to the 1994 10-K and incorporated by reference herein.
       10.4      First Amendment to the Credit Agreement dated as of May 21,
                 1995. Filed as Exhibit 10.4 to the 1995 10-K and
                 incorporated by reference herein.
       10.5      Second Amendment to the Credit Agreement dated August, 1995.
                 Filed as Exhibit 10.5 to the 1995 10-K and incorporated by reference herein.
       10.6      Third Amendment to the Credit Agreement dated April 5, 1996.
                 Filed as Exhibit 10.6 to the 1996 10-K and incorporated by reference herein.
       *10.7     Fourth Amendment to the Credit Agreement dated April 1,
                 1997.
       *10.8     Fifth Amendment to the Credit Agreement dated September 27,
                 1997.
       10.9      Assignment and Acceptance dated August 24, 1994 relating to the Credit Agreement (National City Bank, Assignee). Filed
                 as Exhibit 10.4 to the 1994 10-K and incorporated by
                 reference herein.
       10.10     Assignment and Acceptance dated August 24, 1994 relating to the Credit Agreement (NBD Bank, N.A., Assignee). Filed as
                 Exhibit 10.5 to the 1994 10-K and incorporated by reference herein.
       10.11     Assignment and Acceptance dated August 24, 1994 relating to the Credit Agreement (Mercantile Bank of St. Louis National
                 Association, Assignee). Filed as Exhibit 10.6 to the 1994
                 10-K and incorporated by reference herein.
       10.12     Assignment and Acceptance dated September 1, 1994 relating to the Credit Agreement (General Electric Capital
                 Corporation, Assignee). Filed as Exhibit 10.7 to the 1994
                 10-K and incorporated by reference herein.

   EXHIBIT                               DESCRIPTION
   -------                               -----------
       *10.13    Amended and Restated $80,000,000 Credit Agreement dated as of December 18, 1997 by and among Acme Group and Harris
                 Trust and Savings Bank and The First National Bank of
                 Chicago, as Co-Agents (the "Working Capital Facility").
       *10.14    First Amendment to the Working Capital Facility effective as of December 18, 1997.
       10.15     Term Loan Agreement dated August 4, 1994 among the
                 Registrant, the Lenders and Lehman Commercial Paper Inc.
                 (the "Term Loan"). Filed as Exhibit 10.8 to Amendment No. 2
                 to the 1994 10-K and incorporated by reference herein.
       10.16     Amendment to the Term Loan dated as of December 15, 1994.
                 Filed as Exhibit 10.9 to the 1994 10-K and incorporated by reference herein.
       *10.17    $175,000,000 Credit Agreement dated as of December 18, 1997 among the Registrant, Various Lenders, Bankers Trust
                 Company, as Administrative Agent, and Morgan Stanley Senior
                 Funding, Inc., as Syndication Agent and Arranger, and
                 ancillary documents.
       10.18     Form of Engineering, Procurement and Construction Contract
                 dated July 28, 1994 between Acme Steel and Raytheon
                 Engineers & Constructors, Inc. Filed as Exhibit 10.41 to
                 Amendment No. 3 to Form S-1 Registration Statement, No.
                 33-54101, and incorporated by reference herein.
       10.19     Amendment 1 to Engineering, Procurement and Construction
                 Contract between Acme Steel and Raytheon Engineers &
                 Constructors, Inc. dated as of July 28, 1994. Filed as
                 Exhibit 10.11 to the 1994 10-K and incorporated by reference herein.
       10.20     Amendment 2 to Engineering, Procurement and Construction
                 Contract between Acme Steel and Raytheon Engineers &
                 Constructors, Inc. dated as of March 21, 1995. Filed as
                 Exhibit 10.12 to the 1994 10-K and incorporated by reference herein.
       10.21     Joint Development Program Agreement dated July 28, 1994
                 between Acme Steel and SMS Schloemann-Siemag, AG. Filed as
                 Exhibit 10.13 to the 1994 10-K and incorporated by reference herein.
       10.22     Agreement between the Registrant and Reynold C. MacDonald
                 dated June 1, 1992.(1) Filed as Exhibit 10.3 to the 1992
                 10-K and incorporated by reference herein.
       10.23     Amendment to the Agreement between Registrant and Reynold C.
                 MacDonald dated June 1, 1995. Filed as Exhibit 10.17 to the
                 1995 10-K and incorporated by reference herein.
       10.24     Retainer Agreement between Registrant and Brian W. H.
                 Marsden dated March 1, 1997. Filed as Exhibit 10.19 to the
                 1996 10-K and incorporated by reference herein.
       10.25     Non-Employee Directors Retirement Plan dated February 22,
                 1990 as adopted May 25, 1992.(1) Filed as Exhibit 10.4 to
                 the 1992 10-K and incorporated as reference herein.
       10.26     Form of Indemnification Agreement for directors and certain officers of the Registrant. Filed as Exhibit 10.20 to the
                 1995 10-K and incorporated as reference herein.
       10.27     Amendment and Restatement of the 1994 Executive Incentive
                 Compensation Plan of Acme Metals Incorporated as adopted
                 April 24, 1997.(1) Filed as Appendix B to the Proxy
                 Statement for the Annual Meeting of Shareholders held on
                 April 24, 1997 (the "1997 Proxy Statement") and incorporated by reference herein.
       10.28     Deferred Compensation Agreement dated May 24, 1986 between the Registrant and Brian W. H. Marsden as adopted May 25,
                 1992.(1) Filed as Exhibit 10.15 to the 1992 10-K and
                 incorporated by reference herein.
       10.29     Acme Metals Incorporated Deferred Compensation Plan as
                 Amended and Restated effective January 1, 1994 and adopted
                 November 21, 1994.(1) Filed as Exhibit 10.23 to the 1994
                 10-K and incorporated by reference herein.
       *10.30    Key Executive Severance Pay Plan dated January 22, 1987, as adopted May 25, 1992.(1) Filed as Exhibit 10.24 to the 1995
                 10-K and incorporated by reference herein. Exhibit 1 amended through January 29, 1998.(1)

   EXHIBIT                               DESCRIPTION
   -------                               -----------
       10.31     Acme Metals Incorporated 1994 Stock Incentive Program as
                 adopted April 28, 1994.(1) Filed as Exhibit 10.25 to the
                 1994 10-K and incorporated by reference herein.
       10.32     Acme Metals Incorporated 1997 Non-Employee Directors' Stock
                 Option Plan.(1) Filed as Appendix A to the 1997 Proxy
                 Statement and incorporated by reference herein.
       10.33     Acme Metals Incorporated Employee Stock Ownership Plan
                 Restated effective September 1, 1995. Filed as Exhibit 10.27 to the 1996 10-K and incorporated by reference herein.
       10.34     Acme Metals Incorporated Salaried Employees' Retirement
                 Savings Plan Restated effective September 1, 1995. Filed as
                 Exhibit 10.28 to the 1996 10-K and incorporated by reference herein.
       10.35     Consolidated Pension Plan for Acme Salaried and Hourly
                 Employees as Amended and Restated effective November 1, 1994
                 ("Consolidated Pension Plan") with Appendix A to the
                 Consolidated Pension Plan as Amended and Restated effective
                 July 31, 1994.(1) Filed as Exhibit 10.44 to the 1994 10-K
                 and incorporated by reference herein.
       10.36     Appendix B to the Consolidated Pension Plan as Amended and
                 Restated effective September 1, 1993.(1) Filed as Exhibit
                 10.30 to the 1995 10-K and incorporated by reference herein.
       10.37     Appendix C to the Consolidated Pension Plan effective
                 December 31, 1993.(1) Filed as Exhibit 10.31 to the 1995
                 10-K and incorporated by reference herein.
       10.38     First Amendment to the Consolidated Pension Plan dated
                 September 19, 1995.(1) Filed as Exhibit 10.32 to the 1995
                 10-K and incorporated by reference herein.
       10.39     Acme Metals Incorporated Supplemental Benefits Plan
                 effective January 1, 1994.(1) Filed as Exhibit 10.45 to the
                 1994 10-K and incorporated by reference herein.
       10.40     Acme Metals Incorporated Salaried Employees; Past Service
                 Pension Plan ("Past Service Pension Plan") dated June 1,
                 1992.(1) Filed as Exhibit 10.37 to the 1992 10-K and
                 incorporated by reference herein.
       10.41     Amendment No. 1 to the Past Service Pension Plan.(1) Filed
                 as Exhibit 10.38 to the 1993 10-K and incorporated by
                 reference herein.
       10.42     Amendment No. 2 to the Past Service Pension Plan.(1) Filed
                 as Exhibit 10.48 to the 1994 10-K and incorporated by
                 reference herein.
       *21       Subsidiaries of the registrant
       23        Consent of experts and counsel
       *23.1     Consent of Price Waterhouse LLP
       *27       Financial Data Schedule

     (b) Reports on Form 8-K

        The following reports Form 8-K were filed in the fourth quarter of 1997:

           Form 8-K dated November 13, 1997 reported commencement of tender offer from Company 12 1/2% and 13 1/2% Notes.

           Form 8-K dated November 26, 1997 announced proposed offering of Senior Notes.

           Form 8-K dated December 18, 1997 announced successful completion of refinancing.
-------------------------
 *  Filed herewith
(1) Filed pursuant to Item 14 of Form 10-K

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACME METALS INCORPORATED

  /s/ BRIAN W. H. MARSDEN                             Chairman                              March 17, 1998
  ---------------------------------------------
  Brian W. H. Marsden

  /s/ STEPHEN D. BENNETT                              Director, President, and Chief        March 17, 1998
  ---------------------------------------------       Executive Officer
  Stephen D. Bennett

  /s/ JERRY F. WILLIAMS                               Vice President-Finance and            March 17, 1998
  ---------------------------------------------       Administration and Chief
  Jerry F. Williams                                   Financial Officer (Principal
                                                      Financial Officer)

  /s/ DERRICK T. BAY                                  Controller (Principal                 March 17, 1998
  ---------------------------------------------       Accounting Officer)
  Derrick T. Bay

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/ BUDDY W. DAVIS                                  Director                              March 17, 1998
  ---------------------------------------------
  Buddy W. Davis

  /s/ EDWARD G. JORDAN                                Director                              March 17, 1998
  ---------------------------------------------
  Edward G. Jordan

  /s/ ANDREW R. LAIDLAW                               Director                              March 17, 1998
  ---------------------------------------------
  Andrew R. Laidlaw

  /s/ JOHN T. LANE                                    Director                              March 17, 1998
  ---------------------------------------------
  John T. Lane

  /s/ FRANK A. LEPAGE                                 Director                              March 17, 1998
  ---------------------------------------------
  Frank A. LePage

  /s/ REYNOLD C. MACDONALD                            Director                              March 17, 1998
  ---------------------------------------------
  Reynold C. MacDonald

  /s/ ALLAN L. RAYFIELD                               Director                              March 17, 1998
  ---------------------------------------------
  Allan L. Rayfield

  /s/ WILLIAM P. SOVEY                                Director                              March 17, 1998
  ---------------------------------------------
  William P. Sovey

  /s/ L. FREDERICK SUTHERLAND                         Director                              March 17, 1998
  ---------------------------------------------
  L. Frederick Sutherland

  /s/ WILLIAM R. WILSON                               Director                              March 17, 1998
  ---------------------------------------------
  William R. Wilson

                            ACME METALS INCORPORATED

              FORM 10-K -- ITEM 8 AND ITEMS 14(A)(1) AND 14(A)(2)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

     The following Consolidated Financial Statements of Acme Metals Incorporated and the related Report of Independent Accountants are included in Item 8 and
Item 14(a)(1):

                                                                PAGE IN THIS
                                                                 FORM 10-K
                                                                ------------
Report of Independent Accountants...........................          38
Report of Management........................................          39
Consolidated Statements of Operations for the fiscal years
  ended December 28, 1997, December 29, 1996 and December
  31, 1995..................................................          40
Consolidated Balance Sheets at December 28, 1997 and
  December 29, 1996.........................................          41
Consolidated Statements of Cash Flows for the fiscal years
  ended December 28, 1997, December 29, 1996 and December
  31, 1995..................................................          42
Consolidated Statements of Changes in Shareholders' Equity
  for the fiscal years ended December 28, 1997, December 29,
  1996 and December 31, 1995................................          43
Notes to Consolidated Financial Statements..................          44

     The following Consolidated Financial Statement Schedule of Acme Metals Incorporated is included in Item 14(a)(2):

Quarterly Results (Unaudited)...............................          70
Schedule VIII -- Valuation and Qualifying Accounts and
  Reserves..................................................          71

     All other schedules have been omitted because they are not applicable, or not required, or because the required information is shown in the Consolidated Financial Statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Acme Metals Incorporated

     In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Acme Metals Incorporated and its subsidiaries at December 28, 1997 and December 29, 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in the Note entitled "Cumulative Effect of a Change in Accounting Principle" to the consolidated financial statements, the Company changed its method of accounting for expenditures associated with the upgrade of its management information systems.

/s/ PRICE WATERHOUSE LLP
------------------------------------------------------------
Price Waterhouse LLP

January 23, 1998, except as to the Note entitled "Assets Held for Sale", which is as of March 10, 1998
Chicago, Illinois

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

/s/ S. D. BENNETT                                    /s/ J. F. WILLIAMS
---------------------------------------------------  ---------------------------------------------------
Stephen D. Bennett                                   Jerry F. Williams
President and Chief Executive Officer                Vice President Finance and Administration and Chief
                                                     Financial Officer

                            ACME METALS INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       FOR THE YEAR ENDED
                                                          --------------------------------------------
                                                          DECEMBER 28,    DECEMBER 29,    DECEMBER 31,
                                                              1997            1996            1995
                                                          ------------    ------------    ------------
NET SALES.............................................    $   488,030     $   498,242     $   521,619
COSTS AND EXPENSES:
  Cost of products sold...............................        445,256         431,957         424,158
  Depreciation........................................         38,623          15,820          13,013
                                                          -----------     -----------     -----------
Gross profit..........................................          4,151          50,465          84,448
  Selling and administrative..........................         39,208          35,496          35,636
  Training and Pre-Start-up -- New Facility...........                          9,933
                                                          -----------     -----------     -----------
Operating income (loss)...............................        (35,057)          5,036          48,812
NON-OPERATING INCOME (EXPENSE):
  Interest expense....................................        (41,632)         (6,193)        (20,801)
  Interest income.....................................            508           5,620          14,278
  Other -- net........................................           (461)            630           1,846
                                                          -----------     -----------     -----------
Income (loss) before income taxes, extraordinary loss
  and cumulative effect of a change in accounting
  principle...........................................        (76,642)          5,093          44,135
Income tax provision (benefit)........................        (29,124)          2,426          15,889
                                                          -----------     -----------     -----------
                                                              (47,518)          2,667          28,246
Extraordinary loss, net of tax........................        (23,411)
Cumulative effect of a change in accounting principle,
  net of tax..........................................         (6,276)
                                                          -----------     -----------     -----------
Net income (loss).....................................    $   (77,205)    $     2,667     $    28,246
                                                          ===========     ===========     ===========
EARNINGS (LOSS) PER SHARE:
BASIC:
  Income (loss) before extraordinary loss and
     cumulative effect of a change in accounting
     principle........................................    $     (4.09)    $      0.23     $      2.44
  Extraordinary loss, net of tax......................          (2.01)
  Cumulative effect of a change in accounting
     principle, net of tax............................          (0.54)
                                                          -----------     -----------     -----------
  Net income (loss)...................................    $     (6.64)    $      0.23     $      2.44
                                                          -----------     -----------     -----------
Weighted average shares outstanding...................     11,628,497      11,597,675      11,573,642
                                                          ===========     ===========     ===========
DILUTED:
  Income (loss) before extraordinary loss and
     cumulative effect of a change in accounting
     principle........................................    $     (4.09)    $      0.23     $      2.44
  Extraordinary loss, net of tax......................          (2.01)
  Cumulative effect of a change in accounting
     principle, net of tax............................          (0.54)
                                                          -----------     -----------     -----------
  Net income (loss)...................................    $     (6.64)    $      0.23     $      2.44
                                                          -----------     -----------     -----------
Weighted average shares outstanding...................     11,628,497      11,662,643      11,595,886
                                                          ===========     ===========     ===========

         The accompanying notes are an integral part of this statement.

                            ACME METALS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                DECEMBER 28,    DECEMBER 29,
                                                                    1997            1996
                                                                ------------    ------------
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................     $   6,454       $  33,224
  Short-term investments....................................                        11,817
  Accounts receivable trade, less allowances of $1,296, and
     $1,320, respectively...................................        59,646          52,502
  Inventories...............................................        81,630          68,884
  Income tax receivable.....................................        24,936
  Net assets held for sale..................................         3,808
  Deferred income taxes.....................................        14,082          14,957
  Other current assets......................................         1,887           1,453
                                                                 ---------       ---------
       Total current assets.................................       192,443         182,837
                                                                 ---------       ---------
INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies.......................        17,395          17,862
  Other assets..............................................        20,357          19,028
  Deferred income taxes.....................................        48,536          25,297
                                                                 ---------       ---------
       Total investments and other assets...................        86,288          62,187
                                                                 ---------       ---------
PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment.............................       854,445         841,034
  Construction in progress..................................         9,747           6,319
  Accumulated depreciation..................................      (313,842)       (286,628)
                                                                 ---------       ---------
       Total property, plant and equipment..................       550,350         560,725
                                                                 ---------       ---------
                                                                 $ 829,081       $ 805,749
                                                                 =========       =========
                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................     $  64,691       $  73,796
  Accrued expenses..........................................        34,109          39,966
  Current installments of long-term debt....................         1,500
  Income taxes payable......................................                         2,178
                                                                 ---------       ---------
       Total current liabilities............................       100,300         115,940
                                                                 ---------       ---------
LONG-TERM LIABILITIES:
  Long-term debt............................................       423,243         310,085
  Other long-term liabilities...............................        17,791          13,026
  Postretirement benefits other than pensions...............        95,814          93,247
  Retirement benefit plans..................................         5,590          12,750
                                                                 ---------       ---------
       Total long-term liabilities..........................       542,438         429,108
                                                                 ---------       ---------
Commitments and contingencies
SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, 2,000,000 shares
  authorized, no shares issued Common stock, $1 par value,
  20,000,000 shares authorized, 11,627,380 and 11,610,723
  shares issued and outstanding, respectively...............        11,627          11,611
  Additional paid-in capital................................       165,608         165,342
  Retained earnings.........................................        21,427          98,632
  Minimum pension liability adjustment......................       (12,319)        (14,884)
                                                                 ---------       ---------
       Total shareholders' equity...........................       186,343         260,701
                                                                 ---------       ---------
                                                                 $ 829,081       $ 805,749
                                                                 =========       =========

         The accompanying notes are an integral part of this statement.

                            ACME METALS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                        FOR THE YEARS ENDED
                                                            --------------------------------------------
                                                            DECEMBER 28,    DECEMBER 29,    DECEMBER 31,
                                                                1997            1996            1995
                                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................     $ (77,205)      $   2,667       $  28,246
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     Depreciation.......................................        39,410          16,591          13,613
     Accretion of senior discount notes.................         8,803          13,324          11,776
     Loss on early extinguishment of debt...............        37,759
     Cumulative effect of a change in accounting
       principle, net of tax............................         6,276
     Deferred income taxes..............................       (19,506)         (2,073)         (7,100)
     Pension contribution...............................        (3,691)                         (1,988)
     CHANGE IN OPERATING ASSETS AND LIABILITIES:
       Accounts receivable..............................       (10,880)          2,842           5,534
       Income tax receivable............................       (24,936)
       Inventories......................................       (14,050)        (16,952)         (6,950)
       Accounts payable.................................        (8,478)         18,345           6,761
       Other current accounts...........................        (7,051)         (3,429)          1,066
     Other, net.........................................        12,837          14,719           8,583
                                                             ---------       ---------       ---------
  Net cash (used for) provided by operating
     activities.........................................       (60,712)         46,034          59,541
                                                             ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..............................          (331)        (26,929)       (459,749)
  Sales and/or maturities of investments................        12,148         149,173         603,469
  Investments in associated companies...................                        (1,750)         (1,754)
  Capital expenditures..................................       (16,852)        (27,909)        (27,664)
  Capital expenditures -- New Facility..................       (23,564)       (178,147)       (197,849)
                                                             ---------       ---------       ---------
  Net cash used for investing activities................       (28,599)        (85,562)        (83,547)
                                                             ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from 10.875 percent Unsecured Senior Notes,
     net of discount....................................       198,502
  Proceeds from Senior Secured Credit Agreement.........       175,000
  Redemption of 13.5 percent Senior Secured Discount
     Notes..............................................      (117,289)
  Redemption of 12.5 percent Senior Secured Notes.......      (107,377)
  Debt redemption costs.................................       (29,947)
  Payment of Term Loan..................................       (50,000)
  Borrowings under revolving credit line agreement......       269,000
  Repayments of revolving credit line agreement.........      (264,000)
  Issuance of Environmental Improvement Bonds, net of
     discount...........................................                        19,873
  Debt issuance costs and fees..........................       (11,630)           (550)
  Exercise of stock options and other...................           282             386             410
                                                             ---------       ---------       ---------
  Net cash provided by financing activities.............        62,541          19,709             410
                                                             ---------       ---------       ---------
  Net decrease in cash and cash equivalents.............       (26,770)        (19,819)        (23,596)
  Cash and cash equivalents at beginning of period......        33,224          53,043          76,639
                                                             ---------       ---------       ---------
  Cash and cash equivalents at end of period............     $   6,454       $  33,224       $  53,043
                                                             =========       =========       =========

         The accompanying notes are an integral part of this statement.

                            ACME METALS INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     ADDITIONAL                    MINIMUM
                                                  COMMON STOCK,        PAID-IN        RETAINED     PENSION
                                                  $1 PAR VALUE         CAPITAL        EARNINGS    LIABILITY
                                                  -------------      ----------       --------    ---------
BALANCE -- DECEMBER 25, 1994..................       $11,558          $164,599        $67,719     $(20,598)
                                                     -------          --------        -------     --------
  Net income..................................                                         28,246
  Stock plans -- issuance of shares...........            22               382
  Tax benefit arising from stock plan
     transactions.............................                               6
  Minimum pension liability...................                                                      (3,823)
                                                     -------          --------        -------     --------
BALANCE -- DECEMBER 31, 1995..................        11,580           164,987         95,965      (24,421)
                                                     -------          --------        -------     --------
  Net income..................................                                          2,667
  Stock plans -- issuance of shares...........            31               325
  Tax benefit arising from stock plan
     transactions.............................                              30
  Minimum pension liability...................                                                       9,537
                                                     -------          --------        -------     --------
BALANCE -- DECEMBER 29, 1996..................        11,611           165,342         98,632      (14,884)
                                                     -------          --------        -------     --------
  Net loss....................................                                        (77,205)
  Stock plans -- issuance of shares...........            16               266
  Minimum pension liability...................                                                       2,565
                                                     -------          --------        -------     --------
BALANCE -- DECEMBER 28, 1997..................       $11,627          $165,608        $21,427     $(12,319)
                                                     =======          ========        =======     ========

         The accompanying notes are an integral part of this statement.

                            ACME METALS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

     The consolidated financial statements include the accounts of Acme Metals Incorporated and its wholly-owned subsidiaries (the "Company" or "Acme"). Investments in associated companies are accounted for by the equity method. All intercompany transactions have been eliminated.

     The Company's fiscal year ends on the last Sunday in December. Fiscal year 1995 contained 53 weeks as compared to 52 weeks for fiscal years 1997 and 1996.

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

Revenue Recognition

     Accounts receivable from sales to customers are unsecured. The Company recognizes revenue upon shipment of products.

Cash and Cash Equivalents

     Cash and cash equivalents include cash balances and highly liquid investments with an original maturity of three months or less. The funds are invested in compliance with the Company's debt instruments which restrict the type, quality and maturity of investments.

Short-Term Investments

     Short-term investments have an original maturity of more than three months and a remaining maturity of less than one year. These investments are stated at cost as it is the intent of the Company to hold these securities until maturity. The funds are invested in compliance with the Company's debt instruments which restrict the type, quality and maturity of investments.

Inventories

     Inventories are stated at the lower of cost or market using the last-in, first-out ("LIFO") method to determine inventory costs.

Property, Plant, and Equipment

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

Training and Pre-Start-up -- New Facility

     During the fourth quarter of 1996, the Company's continuous caster and hot strip mill facility ("New Facility") was completed. Prior thereto, training and ramp-up related costs were expensed as incurred within the Consolidated Statements of Operations as "Training and Pre-Start-up -- New Facility."

Retirement Benefit Plans

     Pension costs include service cost, interest cost, return on plan assets and amortization of unrecognized gains and losses. The Company's policy is to fund not less than the minimum funding required under ERISA.

     The Company has unfunded postretirement health care and life insurance plans. Provisions for postretirement costs are determined pursuant to the provisions of Financial Accounting Standard ("FAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

Income Taxes

     Income taxes are determined pursuant to the provisions of FAS No. 109, "Accounting for Income Taxes." Under this standard, the benefit for deferred income taxes represents the tax effect of temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE:

     On November 20, 1997 the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF No. 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract for an Internal Project that Combines Business Process Reengineering and Information Technology Transformation." EITF No. 97-13 requires that certain costs related to reengineering, as defined, be expensed as incurred. Under the Company's previous accounting policy, a portion of such costs related to ongoing expenditures to upgrade the Company's management information systems were capitalized during 1996 and 1995 and amortized over the estimated life of the systems.

     In accordance with EITF No. 97-13, the Company changed its policy on October 1, 1997 and recorded a cumulative effect adjustment in the fourth quarter of 1997 of $10.1 million, $6.2 million after tax.

     Pro forma amounts assuming the new accounting method is applied retroactively are as follows:

                                                      1997           1996          1995
                                                      ----           ----          ----
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income (loss) before extraordinary loss.........    $(53,106)      $(1,008)      $24,957
  Earnings (loss) per share.....................    $  (4.57)      $  (.09)      $  2.16
Net Income (loss)...............................    $(76,517)      $(1,008)      $24,957
  Earnings (loss) per share.....................    $  (6.58)      $  (.09)      $  2.16

                            ACME METALS INCORPORATED

EARNINGS PER SHARE:

     During 1997, the Company adopted FAS No. 128, "Earnings per share," which requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income
(loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share reflects the potential dilution that could occur if common stock options are exercised and is computed by dividing income (loss) by the weighted average number of common shares outstanding, including common stock equivalent shares, issuable upon exercise of outstanding stock options, to the extent that they would have a dilutive effect on the per share amounts. During the periods presented, the Company's common stock equivalents did not have a dilutive effect on the earnings (loss) per share amounts.

INVENTORIES:

     Inventories are summarized as follows:

                                                                1997       1996
                                                                ----       ----
                                                                 (IN THOUSANDS)
Raw materials..............................................    $13,510    $15,642
Semi-finished and finished products........................     62,126     46,493
Supplies...................................................      5,994      6,749
                                                               -------    -------
                                                               $81,630    $68,884
                                                               =======    =======

     On December 28, 1997 and December 29, 1996, inventories valued on the LIFO method were less than the current costs of such inventories by $52.7 million and $57.6 million, respectively.

ASSETS HELD FOR SALE:

     In March 1998, the Company completed the sale of Universal Tool & Stamping Company, Inc., through a stock sale generating proceeds to the Company of approximately $18.0 million and an estimated gain of approximately $12.0 million, (approximately $7.2 million net of tax). At December 28, 1997, the net assets of Universal (excluding cash and intercompany accounts) were $3.8 million and were classified as a current asset.

     Proceeds from the sale of Universal are restricted by the Indentures covering the Company's Senior Secured Notes issued in 1994 and have been deposited with the Trustee. The Company is permitted to apply the proceeds to related business investments or to offer to redeem on a pro rata basis the remaining 1994 Notes. To the extent an offer to redeem is not accepted, the proceeds become unrestricted.

PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consist of the following:

                                                             1997         1996
                                                             ----         ----
                                                               (IN THOUSANDS)
Land...................................................    $   4,140    $   4,250
Buildings..............................................      104,532      106,334
Equipment..............................................      745,773      730,450
Construction in progress...............................        9,747        6,319
                                                           ---------    ---------
                                                             864,192      847,353
Less accumulated depreciation..........................     (313,842)    (286,628)
                                                           ---------    ---------
                                                           $ 550,350    $ 560,725
                                                           =========    =========

                            ACME METALS INCORPORATED

     The difference between depreciation expense presented in the Consolidated Statements of Cash Flows and the Consolidated Statements of Operations represents the portion of depreciation expense classified in selling and administrative expense on the Consolidated Statements of Operations.

     Cumulative capitalized expenditures related to the New Facility totaled $459.5 million at December 28, 1997, including $48.0 million of capitalized interest. The New Facility commenced depreciation at a rate of approximately $2.0 million per month beginning in mid-November 1996. Although the New Facility has been placed in service, a limited amount of additional expenditures are expected before the entire project is completed.

     Accounts payable at December 28, 1997 includes an accrual of $15.5 million for services rendered in 1997 in relation to the New Facility which due to its non-cash nature has been excluded from the Statement of Cash Flows. At December 29, 1996, accounts payable included a similar accrual of $12.0 million.

     At December 28, 1997, construction in progress primarily included expenditures for Acme Packaging's plastic strapping lines and expenditures to upgrade the Company's management information system.

INVESTMENTS IN ASSOCIATED COMPANIES:

     The Company has a 39.9 percent equity interest (15.1 percent participation) as a member of an iron ore mining venture. The Company's carrying value is $14.3 million at December 28, 1997 and December 29, 1996, respectively. In 1997, 1996 and 1995, the Company made iron ore purchases of $27.3 million, $23.8 million, and $21.8 million, respectively, from the venture. At December 28, 1997, $6.3 million was owed to the venture for iron ore purchases, ($4.0 million at December 29, 1996).

     The Company has a 37 percent interest in Olga Coal Company. In 1987, Olga Coal Company filed for protection under Chapter 11 of the U.S. Bankruptcy Act and the coal mining operation was idled. During the first quarter of 1998, the Bankruptcy Court approved the Chapter 11 Plan of Liquidation for Olga, including a direction for the dissolution of Olga under the West Virginia corporation laws. Olga's Trustee is currently implementing Olga's Plan of Liquidation. The coal mining investment is carried at no value in the Consolidated Balance Sheets.

     During 1996 and 1995, the Company invested capital of $1.7 million and $1.8 million, respectively, in a joint venture which performs processing of certain of the Company's steel products. The Company's cumulative invested capital of $3.5 million represents a total interest of 40 percent. The investment is accounted for by the equity method of accounting and has a carrying value of $3.1 million at December 28, 1997.

RETIREMENT BENEFIT PLANS:

     The Company has various retirement benefit plans covering substantially all salaried and hourly employees. Certain salaried employees with one full calendar quarter of service are eligible to participate in the Company's defined contribution plan and employee stock ownership plan ("ESOP"). Company contributions to the defined contribution plan and the ESOP are based upon 7.5 percent and 3.5 percent, respectively, of eligible compensation. Contributions were suspended during the last four months of 1997 and were restored early in 1998. Amounts charged to operations under these plans were $2.5 million in 1997, $3.7 million and $3.5 million in 1996 and 1995, respectively.

     Salaried employees who joined the Company prior to December 31, 1981 and certain hourly employees participate in defined benefit retirement plans which provide benefits based upon either years of service and final average pay or fixed amounts for each year of service.

                            ACME METALS INCORPORATED

     The net periodic defined benefit pension cost, as determined pursuant to the provisions of FAS No. 87, "Employer's Accounting for Pensions," included the following components:

                                                   1997          1996          1995
                                                   ----          ----          ----
                                                            (IN THOUSANDS)
Service cost.................................    $  2,347      $  2,830      $  2,492
Interest cost on projected benefit
  obligation.................................      15,955        15,489        15,924
Actual return on plan assets.................     (38,544)      (26,232)      (34,304)
Net amortization and deferral................      22,441        11,161        18,120
                                                 --------      --------      --------
Net periodic defined benefit pension cost....    $  2,199      $  3,248      $  2,232
                                                 ========      ========      ========

     Actuarial assumptions used for the Company's pension plan valuations were as follows:

                                                         1997       1996       1995
                                                         ----       ----       ----
Weighted average discount rate:
  For defined benefit pension cost...................    7.75%       7.5%       8.5%
  For projected benefit obligation...................    7.25%      7.75%       7.5%
Expected rate of increase in future compensation
  levels.............................................     5.0%       5.0%       5.0%
Expected long-term rate of return on plan assets.....    9.75%      9.75%      9.75%

     The following table sets forth the funded status of the Company's defined benefit retirement plans and amounts recognized in the balance sheets. Plan assets are invested primarily in the publicly traded companies and U.S. government bonds and notes.

                                                                   1997           1996
                                                                -----------    -----------
                                                                UNDERFUNDED    UNDERFUNDED
                                                                   PLANS          PLANS
                                                                -----------    -----------
                                                                      (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits
     of $204,918 and $186,489, respectively.................     $ 221,788      $ 207,817
  Effect of increase in compensation levels.................         3,160          3,564
                                                                 ---------      ---------
  Projected benefit obligation for service rendered to
     date...................................................       224,948        211,381
Plan assets at fair value...................................      (216,244)      (195,042)
Unrecognized net loss from past experience different from
  that assumed and effects of changes in assumptions........       (28,624)       (36,058)
Unrecognized prior service cost.............................        (3,742)        (4,232)
Unrecognized net asset at December 30, 1985 being recognized
  over 15 years.............................................         5,776          7,702
Minimum pension liability adjustment........................        23,476         28,999
                                                                 ---------      ---------
Accrued pension cost........................................     $   5,590      $  12,750
                                                                 =========      =========

     In accordance with FAS No. 87, the Company has recorded an adjustment, as shown in the table above, to recognize a minimum pension liability relating to certain underfunded pension plans. This liability is offset by an intangible asset in the amounts of $3.6 million and $4.2 million for the years ended December 28, 1997 and December 29, 1996, respectively, included in the Consolidated Balance Sheets caption "Other assets", with the remainder reflected as a net-of-tax reduction of equity.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

     The Company and its subsidiaries sponsor several unfunded defined benefit postretirement plans that provide medical, dental, and life insurance for retirees and eligible dependents.

                            ACME METALS INCORPORATED

     The net periodic postretirement benefit cost for 1997, 1996, and 1995, net of retiree contributions of approximately 10 percent of costs, included the following components:

                                                          1997      1996       1995
                                                          ----      ----       ----
                                                               (IN THOUSANDS)
Service cost.........................................    $2,040    $ 2,230    $1,696
Interest cost........................................     7,800      8,248     8,131
Net amortization and deferral........................      (192)       679      (144)
                                                         ------    -------    ------
Net periodic postretirement benefit cost.............    $9,648    $11,157    $9,683
                                                         ======    =======    ======

     The following table sets forth the plans' combined unfunded status at December 28, 1997 and December 29, 1996:

                                                               1997        1996
                                                               ----        ----
                                                                (IN THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees...............................................    $ 77,926    $ 63,710
  Fully eligible active plan participants................      14,431      26,180
  Other active plan participants.........................      24,036      24,141
                                                             --------    --------
                                                              116,393     114,031
Unrecognized net loss and prior service cost.............     (13,514)    (14,646)
                                                             --------    --------
Accrued postretirement benefit cost......................    $102,879    $ 99,385
                                                             ========    ========

     The accumulated postretirement benefit obligation was determined by application of the terms of medical, dental, and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates projected at annual rates ranging ratably from 8 percent in 1996 to 5 percent through 1999 and beyond. The effect of a 1 percent annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation by approximately $13.7 million and the net periodic postretirement benefit cost by approximately $1.6 million. The obligation for postretirement benefits as of December 28, 1997 was determined using a 7.25 percent discount rate, as compared to the 7.75 percent discount rate used at December 29, 1996. The decrease in the discount rate resulted in an increase in the obligation of approximately $6.1 million.

ACCRUED EXPENSES:

     Accrued expenses include the following:

                                                                1997       1996
                                                                ----       ----
                                                                 (IN THOUSANDS)
Accrued salaries and wages.................................    $12,075    $13,941
Accrued postretirement benefits other than pensions........      7,067      6,138
Accrued taxes other than income taxes......................      4,837      5,834
Accrued worker's compensation..............................      2,446      2,222
Accrued interest...........................................      2,466      7,357
Other current liabilities..................................      5,218      4,474
                                                               -------    -------
                                                               $34,109    $39,966
                                                               =======    =======

                            ACME METALS INCORPORATED

INCOME TAXES:

     The provision for income taxes consisted of the following:

                                                     1997         1996         1995
                                                     ----         ----         ----
                                                             (IN THOUSANDS)
Taxes on income:
Current provision (benefit):
  Federal......................................    $ (9,215)     $ 4,018      $18,510
  State........................................        (403)         481        4,479
                                                   --------      -------      -------
                                                     (9,618)       4,499       22,989
Deferred benefit...............................     (19,506)      (2,073)      (7,100)
                                                   --------      -------      -------
                                                   $(29,124)     $ 2,426      $15,889
                                                   ========      =======      =======

     The 38 percent effective income tax rate for 1997 is used to compute the income tax benefit on the Company's loss from operations, extraordinary item and cumulative effect of a change in accounting principle.

     The effective income tax rates for the years ended 1997, 1996 and 1995 are reconciled to the Federal statutory tax rate in the following table:

                                                           1997       1996       1995
                                                           ----       ----       ----
Federal statutory income tax rate......................    35.0%      35.0%      35.0%
Change in tax rate due to:
  Federal audit adjustment.............................                           2.5
  State income taxes -- net of Federal tax effect......     3.6        9.6        5.0
  Municipal bond interest..............................               (1.0)      (7.8)
  Disallowed meals and entertainment...................    (0.1)       1.9        0.2
  Penalties............................................    (0.1)
  Employee life insurance premiums.....................    (0.1)       2.0        0.2
  Other -- net.........................................    (0.3)       0.1        0.9
                                                           ----       ----       ----
                                                           38.0%      47.6%      36.0%
                                                           ====       ====       ====

                            ACME METALS INCORPORATED

     Significant components of the Company's deferred tax liabilities and assets at December 28, 1997 and December 29, 1996 are summarized below:

                                                                1997       1996
                                                                ----       ----
                                                                (IN THOUSANDS)
DEFERRED TAX LIABILITIES
Property, plant and equipment.............................    $ 53,897    $28,077
Other assets..............................................                    432
                                                              --------    -------
  Gross deferred tax liabilities..........................      53,897     28,509
                                                              --------    -------
DEFERRED TAX ASSETS
Postretirement benefits other than pensions...............      39,988     38,442
Pensions..................................................       2,517      3,752
Other employee benefits...................................       1,025      3,176
Inventories...............................................       8,111      5,224
Interest expense..........................................                 11,249
Other assets..............................................         922
Other liabilities.........................................       1,771      2,832
Net operating loss carryforward...........................      55,414
Alternative minimum tax credits...........................       6,767      4,088
                                                              --------    -------
  Gross deferred tax assets...............................     116,515     68,763
                                                              --------    -------
     Net deferred tax asset...............................    $ 62,618    $40,254
                                                              ========    =======

     The change in deferred tax asset primarily represents the effect of the Company's inability to currently utilize net operating losses as well as changes in the amounts of temporary differences from the prior year. Significant changes in such temporary differences related to: (i) the use of accelerated depreciation methods in relation to the New Facility resulting in a larger deferred tax liability; (ii) a reduction in the deferred tax asset for pensions associated with a lower minimum pension liability; (iii) an increase in the deferred tax asset for inventories due to additional capitalization of indirect costs required by Internal Revenue Code Section 263A; and (iv) the elimination of the deferred tax asset for interest related to the deduction of previously nondeductible interest on the Company's Senior Secured Discount Notes.

     The Company had available, at December 28, 1997, a net operating loss carryforward for regular federal income tax purposes of $138.7 million which will expire in the year 2012. Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company had available AMT credit carryforwards at December 28, 1997 and December 29, 1996, of $6.8 million and $4.1 million, respectively. AMT credits may be used indefinitely to reduce regular federal income taxes.

     The Company believes it is more likely than not that it will realize the net deferred tax asset and accordingly no valuation allowance has been provided. This conclusion is based on: (i) reversing deductible temporary differences (excluding postretirement benefit amounts) being offset by reversing taxable temporary differences; (ii) the extremely long period that is available to realize the future tax benefits associated with the postretirement related deductible temporary differences; and (iii) the achievement of the benefits associated with the New Facility and return to profitable operations.

                            ACME METALS INCORPORATED

DEBT REFINANCING AND LONG-TERM DEBT:

     The Company's long-term debt at December 28, 1997 and December 29, 1996 is summarized as follows:

                                                               1997        1996
                                                               ----        ----
                                                                (IN THOUSANDS)
10.875 percent Senior Unsecured Notes, net of
  discount(A)............................................    $198,506    $
Senior Secured Credit Agreement(B).......................     175,000
12.5 percent Senior Secured Notes(C).....................      17,623     125,000
13.5 percent Senior Secured Discount Notes(D)............         669     109,155
Term Loan(E).............................................                  50,000
Note Payable(F)..........................................       6,000       6,000
Environmental Improvement Bonds 7.95 percent(G)..........      11,345      11,345
Environmental Improvement Bonds 7.90 percent(G)..........       8,585       8,585
Working Capital Facility(H)..............................       5,000
Other long-term debt.....................................       2,015
                                                             --------    --------
                                                             $424,743    $310,085
                                                             ========    ========

     In December 1997, the Company completed a refinancing to lower its interest rates, extend maturities and provide financial flexibility. As part of the refinancing, the Company entered into a new $175 million Senior Secured Credit Agreement, and issued $200 million of Senior Unsecured Notes. The proceeds from these transactions were used to: (i) retire 85.9 percent of the existing 12.5 percent Senior Secured Notes, and 99.4 percent of the existing 13.5 percent Senior Secured Discount Notes (collectively, the "1994 Notes"), which were successfully tendered; (ii) retire the existing $50 million Term Loan; and (iii) pay borrowings under its Working Capital Facility.

     In connection with the repurchase of the 1994 Notes, the Company paid premiums aggregating $30.0 million and incurred expense of $7.8 million relating primarily to the write-off of previously capitalized debt issuance costs. These amounts are recorded as an Extraordinary Loss ($23.4 million net of tax) for the year ended December 28, 1997.

     The Company capitalized $11.6 million of debt issuance costs related to the refinancing which will be amortized over the lives of the applicable debt instruments. The Company amortized deferred debt issuance costs of $2.1 million in 1997, and $1.9 million in 1996 and 1995, a portion of which in 1996 and 1995 was capitalized.

     A. 10.875 Percent Senior Unsecured Notes -- In December 1997, the Company issued $200 million of 10.875 percent Senior Unsecured Notes at a discount (0.749 percent) to yield 11 percent, due December 15, 2007. The Senior Unsecured Notes are redeemable at the option of the Company, in whole or in part, on or after December 15, 2002 at fixed redemption prices equivalent to or in excess of par, plus accrued interest to the date of redemption. In addition, at any time prior to December 15, 2000 the Company may redeem up to 35 percent of the principal amount of the Senior Unsecured Notes with the proceeds from one or more public equity offerings at 110 percent of the principal amount of the Senior Unsecured Notes, plus accrued interest, provided that $125 million aggregate principal amount of the Senior Unsecured Notes remains outstanding after any such redemption. The Senior Unsecured Notes are guaranteed on a senior, unsecured basis by the Company's subsidiary, Acme Steel Company (see footnote entitled "Guarantor's Financial Statements").

     B. Senior Secured Credit Agreement -- In December 1997, the Company entered into a $175 million Senior Secured Credit Agreement, which matures in December, 2005. At the option of the Company, the Senior Secured Credit Agreement provides for interest at prime plus a margin ranging from 1.25 percent to 2.25 percent, or LIBOR plus a margin ranging from 2.25 percent to 3.25 percent determined by the leverage ratio of debt to earnings before interest, taxes and depreciation. The effective interest rate under the Senior

                            ACME METALS INCORPORATED

Secured Credit Agreement was 8.7 percent at December 28, 1997. The Senior Secured Credit Agreement requires annual payments of $1.0 million from 1998 through 2003; the remaining principal balance is due in equal quarterly installments over the final two years. In addition to customary mandatory repayment provisions, beginning in 2000 based on the prior year, 75 percent of excess cash flow as defined in the Senior Secured Credit Agreement is required to be repaid. In 1998, the Company entered into an extendable (at the option of the bank) interest rate swap agreement through September, 1999 effectively fixing the base rate at 5.8 percent. The Senior Secured Credit Agreement contains certain restrictive financial covenants. The Agreement ranks pari passu with the 1994 Notes and is secured by a senior security interest in certain real and personal property of Acme Steel Company and the stock of the Company's subsidiaries. Each of the Company's subsidiaries is a guarantor under the Agreement.

     C. 12.5 Percent Senior Secured Notes -- The Company issued $125 million of
12.5 percent Senior Secured Notes in 1994. 85.9 percent of the existing Senior Secured Notes were retired in connection with the refinancing in December 1997. The Company has the option to redeem the remaining Senior Secured Discount Notes, in whole or in part, on or after August 1, 1998, at fixed redemption prices equivalent to or in excess of par, plus accrued interest to the date of redemption. The Senior Secured Discount Notes rank pari passu and share collateral and guarantees with the Senior Secured Credit Agreement.

     D. 13.5 Percent Senior Secured Discount Notes -- The Company issued $117.9 million of 13.5 percent Senior Secured Discount Notes in 1994. 99.4 percent of the existing Senior Secured Discount Notes were retired in connection with the refinancing in December 1997. The Company has the option to redeem the remaining Senior Secured Discount Notes, in whole or in part, on or after August 1, 1999, at fixed redemption prices equivalent to or in excess of par, plus accrued interest to the date of redemption. The Senior Secured Discount Notes rank pari passu and share collateral and guarantees with the Senior Secured Credit Agreement.

     E. Term Loan -- The Company retired the Term Loan issued in 1994 in connection with the refinancing.

     F. Note Payable -- The Note Payable of $6.0 million is an unsecured obligation assumed by the Acme Steel Company on May 29, 1986 as a result of the reorganization of The Interlake Corporation. The assumed debt was incurred in connection with the financing of certain facilities which were retained by the Company in the Spin-Off. The Note Payable bears an interest rate of 6.5 percent to 6.75 percent and principal payments are due in varying installments from 1998-2008.

     G. Environmental Improvement Bonds -- The Environmental Improvement Bonds were issued in April and September of 1996, with the Company receiving gross proceeds of $11.3 million and $8.6 million at interest rates of 7.95 percent and
7.90 percent, respectively. The gross proceeds of the Environmental Improvement Bonds were reduced by debt issuance costs of $0.6 million which are being amortized over the lives of the respective notes. The Environmental Improvement Bonds are due April 1, 2025 and April 1, 2024, respectively. The Environmental Improvement Bonds may be redeemed at the option of the Company in whole or in part, on or after April 1, 2006, at fixed redemption prices equivalent to or in excess of par, together with accrued and unpaid interest to the redemption date. The Environmental Improvement Bonds are secured by a lien on certain personal property and fixtures of Acme Steel Company.

     H. Working Capital Facility -- The Company's subsidiaries have a Working Capital Facility agreement through January, 2002 with a group of banks which provides aggregate commitments of $80.0 million secured by the inventories and accounts receivable of the Company's subsidiaries of which approximately $72.0 million was available for borrowing at December 28, 1997 as calculated under the borrowing base calculation. The Company pays an annual commitment fee of one-half of one percent on the unused portion of the Working Capital Facility. Interest on borrowings under the facility are subject at the option of the Company to either LIBOR plus a margin ranging from 1.5 percent to 2.25 percent or prime plus a margin ranging from

                            ACME METALS INCORPORATED

0.50 percent to 1.25 percent determined by the Company's consolidated leverage ratio. The Working Capital Facility contains certain restrictive financial covenants. The Company and each of its subsidiaries are guarantors of amounts outstanding under the Working Capital Facility.

     The debt instruments contain certain restrictive covenants that limit the Company's ability to incur additional indebtedness, lease property, create liens, pay dividends, repurchase capital stock, engage in transactions with affiliates, purchase or sell assets, make capital expenditures, engage in sale or leaseback transactions and engage in mergers or consolidations.

     The maturities, excluding excess cash flow payments required under the Senior Secured Credit Agreement, during the five years ending December 2002 are as follows: $1.5 million in 1998; $1.2 million in 1999; $1.2 million in 2000; $1.3 million in 2001; and $18.9 million in 2002. Cash flows from operating activities were reduced by cash paid for interest on debt of $35.5 million in 1997, $21.8 million in 1996 and $21.6 million in 1995. Increased cash payments during 1997 for interest were primarily due to $11.9 million of accrued interest paid in connection with the refinancing for the 1994 Notes, the Term Loan and the Working Capital Facility.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

Cash and Cash Equivalents, Short-term Investments and Restricted Cash and Investments

     The carrying value of cash and cash equivalents and short-term investments approximates fair value.

Long-term Debt

     The fair value of the Company's Senior Unsecured Notes, Senior Secured Notes and Senior Secured Discount Notes is determined by using the quoted market price at the end of the reporting period.

     The fair value of the Senior Secured Credit Agreement, the Term Loan Facility, the Term Loan, the Environmental Improvement Bonds and the Note Payable is estimated by calculating the present value of the remaining interest and principal payments on the debt to maturity. The present value of the Term Loan and the Note Payable in 1996 was calculated based upon a discount rate equal to the three month LIBOR rate plus 400 basis points at the end of each reporting period. The present value of the Senior Secured Credit Agreement and the Note Payable in 1997 is calculated based upon a discount rate equal to the base rate plus the current margin. The Environmental Improvement Bonds present value computation uses a discount rate equal to the 30 year U.S. Treasury Bond rate at the end of the reporting period plus or minus the spread between the U.S. Treasury bond rate and the rate negotiated at the inception of the loans.

                            ACME METALS INCORPORATED

     The following table presents information on the Company's financial instruments:

                                                             1997                        1996
                                                    ----------------------      ----------------------
                                                    CARRYING        FAIR        CARRYING        FAIR
                                                     AMOUNT        VALUE         AMOUNT        VALUE
                                                    --------       -----        --------       -----
                                                                      (IN THOUSANDS)
Cash and cash equivalents.......................    $  6,454      $  6,454      $ 33,224      $ 33,224
Short-term investments..........................                                  11,817        11,817
Long-term debt
  - Senior Secured Notes........................      17,623        19,209       125,000       135,312
  - Senior Secured Discount Notes...............         669           746       109,155       112,429
  - Term Loan...................................                                  50,000        50,000
  - Note Payable................................       6,000         5,194         6,000         4,958
  - Environmental Improvement Bonds.............      19,930        22,166        19,930        20,389
  - Senior Unsecured Notes......................     198,506       197,000
  - Senior Secured Credit Agreement.............     175,000       175,000
  - Other long-term debt........................       2,015         2,015

STOCK COMPENSATION PLANS:

     The Company has a Fixed Stock Incentive Program which, among other benefits, allows for the granting of stock options and stock awards to its officers and key employees.

     The Company has a 1986 and a 1994 Stock Incentive Program which reserves shares of common stock for issuance to officers and employees of the Company and its subsidiaries. Both Programs provide for the issuance of stock options, stock appreciation rights, stock awards and restricted stock to officers and employees of the Company and its subsidiaries; since inception of the Programs, only stock options and stock awards have been granted. The 1986 Stock Incentive Program, which reserved 1,080,000 shares for issuance, granted 805,700 stock options and 249,925 stock awards, was frozen in 1994. Some of the stock options and stock awards granted under this Program prior to April 1994 are still outstanding. No stock options or stock awards have been granted from this Program since April 1994. The 1994 Stock Incentive Program provided for the reservation of 550,000 shares for issuance; to date, 402,000 stock options and 57,800 stock awards have been granted under this Program in the form of stock options and awards. Through December 28, 1997, a total of 42,100 stock options and stock awards have been canceled and returned to the 1994 Stock Incentive Program for future issuance, leaving a total of 132,300 shares available for issuance. In addition, the Company has a Non-Employee Directors' Stock Option Plan which reserves shares for issuance to non-employee directors of the Company. Each non-employee director is granted 2,000 options at the Annual Meeting of the Board of Directors, commencing April 24, 1997. Under this plan 150,000 shares were reserved for issuance and through December 27, 1997, 22,000 stock options have been granted.

     Under all three plans, the exercise price of stock options is fixed and equals the market value of the stock on the date of grant. Vesting of options granted prior to April 1997 occurs in two equal installments on the first and second anniversaries of the date of grant; vesting of options granted during or after April 1997 occurs in four equal installments on the first four anniversaries of the date of grant. Stock options expire ten years after the date of grant.

     The Company has adopted the disclosure-only provisions of FAS No. 123 "Accounting for Stock-Based Compensation." No compensation cost has been recognized under the provisions of FAS No. 123 for the fixed stock options granted under its Fixed Stock Incentive Program. Had compensation cost for options granted under the program been determined based on the fair value at the grant date for awards in 1997, 1996 and

                            ACME METALS INCORPORATED

1995 consistent with the provisions of FAS No. 123, the Company's net income
(loss) and net income (loss) per share would have been as follows:

                                                         1997       1996      1995
                                                         ----       ----      ----
                                                              (IN THOUSANDS,
                                                          EXCEPT PER SHARE DATA)
Net income (loss) -- pro-forma.....................    $(77,699)   $2,040    $27,758
Net income (loss) per share -- pro-forma...........    $  (6.68)   $ 0.18    $  2.39

     The fair value of options at the date of grant were estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for option grants in each year:

                                                         1997       1996       1995
                                                         ----       ----       ----
Expected life of options............................    7 years    7 years    7 years
Risk-free interest rate.............................       5.75%      6.00%      6.00%
Expected stock price volatility.....................       42.0%      37.6%      37.6%
Expected dividend yield.............................         --         --         --
Forfeiture rate.....................................         14%        11%        11%

     The assumption regarding the vesting of stock options relating to executive's compensation in 1997, 1996 and 1995 is calculated on a pro-rata basis determined by specific issuance dates. Options granted during the years 1997, 1996, 1995, 1994 and 1993 were considered in the appropriate period, using a two-year vesting schedule.

     Option groups outstanding and option life information at December 28, 1997 is as follows:

                                                    OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                          ---------------------------------------    ------------------------------
                                                          WEIGHTED-     WEIGHTED-                      WEIGHTED-
                                                           AVERAGE       AVERAGE                        AVERAGE
               RANGE OF                     OPTIONS      CONTRACTUAL    EXERCISE       OPTIONS          EXERCISE
           EXERCISE PRICES                OUTSTANDING       LIFE          PRICE      EXERCISABLE         PRICE
           ---------------                -----------    -----------    ---------    -----------       ---------
$13.65 to $14.50......................      201,300       5.3 years      $13.95        162,300           $13.99
$16.625 to $17.875....................      347,950       4.3 years      $16.67        228,950           $17.24
$18.75 to $24.25......................      186,100       4.7 years      $22.35        179,100           $22.50
                                            -------                                    -------
                                            735,350                                    570,350
                                            -------                                    -------

                            ACME METALS INCORPORATED

     Information regarding stock options outstanding and changes in option activity for the three years ended December 28, 1997 is summarized below:

                                                1997                    1996                    1995
                                        --------------------    --------------------    --------------------
                                                   WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                    AVERAGE                 AVERAGE                 AVERAGE
                                        OPTION     EXERCISE     OPTION     EXERCISE     OPTION     EXERCISE
                                        SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                        ------     ---------    ------     ---------    ------     ---------
Stock options outstanding at
  beginning of year.................    685,150     $17.86      606,950     $17.71      520,700     $17.79
Options granted.....................    127,000     $14.66      105,000     $16.90      108,500     $17.28
Options exercised...................    (10,500)    $13.92      (22,150)    $ 8.37       (7,600)    $14.18
Options canceled....................    (66,300)    $17.84       (4,650)    $21.32      (14,650)    $19.40
                                        -------     ------      -------     ------      -------     ------
Stock options outstanding at end of
  year..............................    735,350     $17.36      685,150     $17.86      606,950     $17.71
                                        -------     ------      -------     ------      -------     ------
Options exercisable at end of
  year..............................    570,350     $17.97      528,650     $18.11      466,450     $17.31
                                        -------     ------      -------     ------      -------     ------
Weighted-average fair value of
  options granted during the year...    $  7.58                 $  8.52                 $  8.84
                                        -------                 -------                 -------

     Compensation cost related to stock awards was $0.2 million in 1997, 1996 and 1995. Stock awards granted in 1997 totaled 15,100 shares at a value of $12.81, $13.88 or $18.125 per share depending on the date of grant. Stock awards granted in 1996 totaled 20,000 shares at a value of $17.25. Stock awards granted in 1995 totaled 22,700 shares at a value of either $17.25 or $18.375 per share, depending on the grant date. The compensation expense for the value of stock awards granted is generally recognized ratably over the vesting period of 5 years except in the case of 4,200 awards granted in 1995 for which the compensation expense for the value of the stock awards is recognized ratably over a vesting period of 3 years.

SHAREHOLDER RIGHTS PLAN:

     On July 15, 1994, the Company adopted a shareholders' rights plan ("Rights Plan") to protect shareholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price to all shareholders. Preferred Share Purchase Rights ("Rights") were issued to holders of record of the Company's Common Stock on August 5, 1994, and will expire on August 5, 2004.

     The Rights Plan provides for the issuance of one Right for each outstanding share of the Company's Common Stock on and after August 5, 1994, until expiration. The Rights will become exercisable after the tenth day following the earlier to occur of (i) the date on which public disclosure is made that a person or affiliated persons are the beneficial owner of 15 percent or more of the Company's Common Stock or (ii) the commencement or disclosure of intention to commence a tender or exchange offer by a person or affiliated persons which could result in the acquisition by such person or persons of 30 percent or more of the Company's Common Stock. Each Right entitles the holder to purchase from the Company one one-hundredth of a share of the Company's Series A Preferred Share Stock at an exercise price of $80 per one one-hundredth of a share. The purchase price is subject to adjustment, to prevent dilution, in the event of certain merger/business combination situations involving the Company and in the event of other circumstances more specifically described in the Rights Agreement dated as of July 15, 1994 between the Company and First Chicago Trust Company of New York, which was filed in its entirety as Exhibit 1 to the Company's Form 8-A dated August 8, 1994, and to the Company's Form 8-A/A dated August 12, 1994.

                            ACME METALS INCORPORATED

COMMITMENTS AND CONTINGENCIES:

     The Company's interest in an iron ore mining joint venture requires payment of its proportionate share of all fixed operating costs, regardless of the quantity of ore received, plus the variable operating costs of minimum ore production for the Company's account. Normally, the Company reimburses the joint venture for these costs through its purchase of ore. During 1997, the Company obtained approximately 37 percent of its iron ore needs from the joint venture.

     The Company's interest in NACME requires Acme to comply with certain tonnage provision guarantees and cost plus return on investment payments. Due to a delay in reaching full operating levels, NACME was not in compliance with certain financial covenants and obtained a waiver and negotiated modification of those covenants under its financing arrangements with its lending institution. The Company expects NACME will meet the requirements of the financial covenants. However, there are no assurances NACME will achieve such compliance, or, if it fails to do so, that it will be able to negotiate further waivers or amendments of its covenants. Currently, the Company is unable to determine whether such failure would have an adverse effect on Acme's operations.

     During 1994, the Company entered into a turnkey contract with Raytheon Engineers & Constructors, Inc. ("Raytheon") to build the New Facility at its steel making facilities located in Riverdale, Illinois. Based on the turnkey contract without taking into account financing costs, internally generated costs directly related to the New Facility or additional changes that may be requested by Acme during construction, management estimates the cost of the New Facility, including ancillary facilities, construction, general contractor fees and certain other project costs that will be paid by the Company will approximate $400 million.

     The Company has long term operating lease commitments, principally for building space for its Alpha Tube Subsidiary and for various computer hardware and software. A current lease agreement relating to building space for the Alpha Tube subsidiary contains provisions for the Company to guarantee the lessor a recovery of a fixed percentage of its interest in the property upon termination of the lease. In the event the Company does not maintain compliance with financial covenants which are consistent with those of the Working Capital Facility, the Company could be required to purchase the lessors' interest in the property. Lease terms cover periods from 3 to 6 years. Rental expense under operating lease agreements amounted to $3.0 million in 1997, $1.4 million in 1996, and $1.2 million in 1995. The approximate minimum rental commitments under noncancelable leases at December 28, 1997 were as follows: 1998 $3.2 million; 1999 $2.8 million; 2000 $1.5 million; 2001 $1.1 million; and 2002 $12.5 million.

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

     Although management believes it will be required to make further expenditures for pollution abatement facilities in future years, because of the continuous revision of these regulatory and statutory requirements, the Company is not able to reasonably estimate the specific pollution abatement requirements, the amount or timing of such expenditures to maintain compliance with these environmental laws. While such expenditures

                            ACME METALS INCORPORATED
in future years may be substantial, management does not presently expect they will have a material adverse effect on the Company's future ability to compete within its markets.

     In those cases where the Company has been identified as a Potentially Responsible Party ("PRP") or is otherwise made aware of a possible exposure to incur costs associated with an environmental matter, management determines (i) whether, in fact, the Company has been properly named or is otherwise obligated,
(ii) the extent to which the Company may be responsible for costs associated with the site in question, (iii) an assessment as to whether another party may be responsible under various indemnification agreements or insurance policies the Company is a party to, and (iv) an estimate, if one can be made, of the costs associated with the clean-up efforts or settlement costs. It is the Company's policy to make provisions for environmental clean-up costs at the time that a reasonable estimate can be made. In December 1997 and 1996, the Company had recorded reserves of $1.0 million and $0.2 million, respectively, for environmental clean-up matters. While it is not possible to predict the ultimate costs of resolving environmental related issues facing the Company, based upon information currently available, they are not expected to have a material effect on the consolidated financial condition or results of operations of the Company.

     In connection with the Company's Spin-Off from Interlake on May 29, 1986, Acme entered into certain indemnification agreements with Interlake. Pursuant to the terms of the indemnification agreements, Interlake undertook to defend, indemnify and hold Acme harmless from any claims, as defined, relating to Acme operations or predecessor operations occurring before May 29, 1986, the inception of Acme. The indemnification agreements cover certain environmental matters including certain litigation and Superfund sites in Duluth, Minnesota and Gary, Indiana for which either Interlake or Acme's predecessor operations have been named as defendants or PRP's, as applicable. To date, Interlake has met its obligations under the indemnification agreements and has provided the defense and paid all costs related to these environmental matters. The Company does not have sufficient information to determine the potential liability, if any, for the matters covered by the indemnification agreements in the event Interlake fails to meet its obligations thereunder in the future. In the event that Interlake, for any reason, was unable to fulfill its obligations under the indemnification agreements, the Company could have increased future obligations which could be significant.

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

     On March 17, 1994, Acme received a Statutory Notice of Deficiency ("Notice") in the amount of $16.9 million in tax as a result of the Internal Revenue Service's examination of the 1982-1984 tax years. During 1997 Interlake and the Internal Revenue Service settled significantly all issues that created the additional tax, reducing the additional tax to $5.1 million. Substantial interest could also be due (potentially in an amount greater than the tax claimed). The taxes claimed relate principally to adjustments for which Acme is indemnified by Interlake pursuant to the TIA. The Company has adequate reserves to cover that portion for which it believes it may be responsible per the TIA. To date, Interlake has met its obligations under the TIA with respect to all covered matters. In the event that Interlake, for any reason, were unable to fulfill its obligations under the TIA, the Company could have increased future obligations.

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

     All sales between segments are recorded at current market prices. Income from operations consists of total sales less operating expenses. Operating expenses include an allocation of expenses incurred at the Corporate Office that are considered by the Company to be operating expenses of the segments rather than general corporate expenses. Income from operations does not include other non-operating income or expense, interest income or expense, income taxes, extraordinary items, or a cumulative effect of a change in accounting principle. Identifiable assets are those that are associated with each business segment. Corporate assets are principally cash and cash equivalents, short-term investments and restricted cash, other investments and income tax assets.

     The products and services of the Steel Making and Steel Fabricating segments are distributed through their own respective sales organizations which have sales offices at various locations in the United States. Export sales are insignificant for the years presented.

                            ACME METALS INCORPORATED

                              SEGMENT INFORMATION
                             (DOLLARS IN THOUSANDS)

                                                                1997          1996           1995
                                                              --------      ---------      ---------
Net Sales:
  Steel Making
     Sales to unaffiliated customers......................    $202,331      $ 222,642      $ 234,903
     Intersegment sales...................................      97,233        112,700        121,929
                                                              --------      ---------      ---------
                                                               299,564        335,342        356,832
  Steel Fabricating
     Sales to unaffiliated customers......................     285,699        275,600        286,716
     Intersegment sales...................................         984          1,553          1,703
                                                              --------      ---------      ---------
                                                               286,683        277,153        288,419
     Eliminations.........................................     (98,217)      (114,253)      (123,632)
                                                              --------      ---------      ---------
       Total..............................................    $488,030      $ 498,242      $ 521,619
                                                              ========      =========      =========
Income (loss) from Operations:
     Steel Making.........................................    $(61,897)     $ (14,921)     $  28,461
     Steel Fabricating....................................      26,840         19,957         20,351
                                                              --------      ---------      ---------
       Total..............................................    $(35,057)     $   5,036      $  48,812
                                                              ========      =========      =========
Identifiable Assets:
  Steel Making............................................    $685,712      $ 660,672      $ 495,338
  Steel Fabricating.......................................      95,100        107,652        115,332
  Corporate...............................................      48,269         37,425        144,073
                                                              --------      ---------      ---------
       Total..............................................    $829,081      $ 805,749      $ 754,743
                                                              ========      =========      =========
Depreciation:
  Steel Making............................................    $ 35,511      $  12,572      $   9,749
  Steel Fabricating.......................................       3,883          3,696          3,747
  Corporate...............................................          16            323            117
                                                              --------      ---------      ---------
       Total..............................................    $ 39,410      $  16,591      $  13,613
                                                              ========      =========      =========
Capital Expenditures:
  Steel Making............................................    $ 34,861      $ 195,297      $ 238,177
  Steel Fabricating.......................................      11,053          3,778          6,078
  Corporate...............................................          15             47            119
                                                              --------      ---------      ---------
       Total..............................................    $ 45,929      $ 199,122      $ 244,374
                                                              ========      =========      =========
Operating Data (in tons)
  Steel production (hot band).............................     749,526        685,595        672,610
  Steel shipments (flat roll).............................     629,212        611,882        619,052

                            ACME METALS INCORPORATED

                             (DOLLARS IN THOUSANDS)

GUARANTOR'S FINANCIAL STATEMENTS:

     In December 1997, Acme Metals Incorporated, as issuer, and Acme Steel Company, a wholly owned subsidiary of the Company, as guarantor, entered into an offering pursuant to which $200 million of 10.875 percent Senior Unsecured Notes due 2007 were offered pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Act"). The Company intends to register the Senior Unsecured Notes under the Act.

     Following is consolidating condensed financial information pertaining to the Company and its subsidiary guarantor and its subsidiary nonguarantors.

                                                       FOR THE YEAR ENDED DECEMBER 28, 1997
                                        -------------------------------------------------------------------
                                                   SUBSIDIARY    SUBSIDIARY                       TOTAL
                                         PARENT    GUARANTOR    NONGUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         ------    ----------   -------------   ------------   ------------
NET SALES.............................  $          $ 299,564      $286,683        $(98,217)      $488,030
COST AND EXPENSES.....................               342,684       239,412         (98,217)       483,879
                                        --------   ---------      --------        --------       --------
Gross Profit..........................               (43,120)       47,271                          4,151
Selling and administrative............                18,777        20,431                         39,208
                                        --------   ---------      --------        --------       --------
Operating income (loss)...............               (61,897)       26,840                        (35,057)
Net interest income (expense) and
  other...............................    16,860     (54,493)       (3,952)                       (41,585)
                                        --------   ---------      --------        --------       --------
Income (loss) before income taxes,
  extraordinary loss and cumulative
  effect of a change in accounting
  principle...........................    16,860    (116,390)       22,888                        (76,642)
Income tax provision (benefit)........     6,415     (44,235)        8,696                        (29,124)
                                        --------   ---------      --------        --------       --------
                                          10,445     (72,155)       14,192                        (47,518)
Extraordinary loss, net of tax........   (23,411)                                                 (23,411)
Cumulative effect of a change in
  accounting principle, net of tax....                (4,821)       (1,455)                        (6,276)
                                        --------   ---------      --------        --------       --------
Net income (loss) before equity
  adjustment..........................   (12,966)    (76,976)       12,737                        (77,205)
Equity loss in subsidiaries...........   (64,239)                                   64,239
                                        --------   ---------      --------        --------       --------
Net income (loss).....................  $(77,205)  $ (76,976)     $ 12,737        $ 64,239       $(77,205)
                                        ========   =========      ========        ========       ========

                            ACME METALS INCORPORATED

                             (DOLLARS IN THOUSANDS)

                                                            FOR THE YEAR ENDED DECEMBER 29, 1996
                                         ---------------------------------------------------------------------------
                                                                      SUBSIDIARY
                                                      SUBSIDIARY         NON                               TOTAL
                                         PARENT       GUARANTOR       GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                         ------       ----------      ----------      ------------      ------------
NET SALES............................                  $335,342        $277,153        $(114,253)         $498,242
COST AND EXPENSES....................                   325,326         236,704         (114,253)          447,777
                                         ------        --------        --------        ---------          --------
Gross profit.........................                    10,016          40,449                             50,465
Training and Pre-Start-up -- New
  Facility...........................                     9,933                                              9,933
Selling and administrative...........                    15,004          20,492                             35,496
                                         ------        --------        --------        ---------          --------
Operating income (loss)..............                   (14,921)         19,957                              5,036
Net interest income (expense) and
  other..............................     9,903          (7,461)         (2,385)                                57
                                         ------        --------        --------        ---------          --------
Income (loss) before income taxes....     9,903         (22,382)         17,572                              5,093
Income tax provision (benefit).......     4,106          (8,850)          7,170                              2,426
                                         ------        --------        --------        ---------          --------
Net income (loss) before equity
  adjustment.........................     5,797         (13,532)         10,402                              2,667
Equity loss in subsidiaries..........    (3,130)                                           3,130
                                         ------        --------        --------        ---------          --------
Net income (loss)....................    $2,667        $(13,532)       $ 10,402        $   3,130          $  2,667
                                         ======        ========        ========        =========          ========

                            ACME METALS INCORPORATED

                             (DOLLARS IN THOUSANDS)

                                                           FOR THE YEAR ENDED DECEMBER 31, 1995
                                        ---------------------------------------------------------------------------
                                                                     SUBSIDIARY
                                                     SUBSIDIARY         NON                               TOTAL
                                        PARENT       GUARANTOR       GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                        ------       ----------      ----------      ------------      ------------
NET SALES...........................    $             $356,832        $288,419        $(123,632)         $521,619
COST AND EXPENSES...................                   314,517         246,286         (123,632)          437,171
                                        -------       --------        --------        ---------          --------
Gross profit........................                    42,315          42,133                             84,448
Selling and administrative..........                    13,854          21,782                             35,636
                                        -------       --------        --------        ---------          --------
Operating income....................                    28,461          20,351                             48,812
Net interest income (expense) and
  other.............................     (1,571)          (818)         (2,288)                            (4,677)
                                        -------       --------        --------        ---------          --------
Income (loss) before income taxes...     (1,571)        27,643          18,063                             44,135
Income tax provision (benefit)......     (1,415)        10,599           6,705                             15,889
                                        -------       --------        --------        ---------          --------
Net income (loss) before equity
  adjustment........................       (156)        17,044          11,358                             28,246
Equity income in subsidiaries.......     28,402                                         (28,402)
                                        -------       --------        --------        ---------          --------
Net income..........................    $28,246       $ 17,044        $ 11,358        $ (28,402)         $ 28,246
                                        =======       ========        ========        =========          ========

                            ACME METALS INCORPORATED

                             (DOLLARS IN THOUSANDS)

                                                             DECEMBER 28, 1997
                                      ----------------------------------------------------------------
                                                              SUBSIDIARY
                                                 SUBSIDIARY      NON                         TOTAL
                                       PARENT    GUARANTOR    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   ----------   ------------   ------------
                                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........  $          $   3,016     $  3,438      $              $  6,454
  Accounts receivable, net..........                33,154       26,492                       59,646
  Income tax receivable.............    24,936                                                24,936
  Inventories.......................                58,657       23,990        (1,017)        81,630
  Net assets held for sale..........                              3,808                        3,808
  Deferred income taxes.............    14,082                                                14,082
  Other current assets..............       614       1,145          128                        1,887
  Due to (from) affiliates..........   460,541    (434,649)     (26,909)        1,017
                                      --------   ---------     --------      --------       --------
          Total current assets......   500,173    (338,677)      30,947                      192,443
                                      --------   ---------     --------      --------       --------
INVESTMENTS AND OTHER ASSETS:
  Investments in associated
     companies......................    60,882      17,395                    (60,882)        17,395
  Other assets......................    14,629       4,391        1,337                       20,357
  Deferred income taxes.............    48,536                                                48,536
                                      --------   ---------     --------      --------       --------
          Total investments and
            other assets............   124,047      21,786        1,337       (60,882)        86,288
                                      --------   ---------     --------      --------       --------
PROPERTY, PLANT AND EQUIPMENT.......       217     522,096       28,037                      550,350
                                      --------   ---------     --------      --------       --------
                                      $624,437   $ 205,205     $ 60,321      $(60,882)      $829,081
                                      ========   =========     ========      ========       ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
EQUITY CURRENT LIABILITIES:
  Accounts payable and accrued
     expenses.......................  $  5,157   $  79,310     $ 14,333      $              $ 98,800
  Current installments of long-term
     debt...........................     1,000         500                                     1,500
                                      --------   ---------     --------      --------       --------
          Total current
            liabilities.............     6,157      79,810       14,333                      100,300
                                      --------   ---------     --------      --------       --------
LONG-TERM LIABILITIES:
  Long-term debt....................   412,743      10,500                                   423,243
  Other long-term liabilities.......    14,939       2,852                                    17,791
  Postretirement benefits other than
     pensions.......................     1,731      79,803       14,280                       95,814
  Retirement benefit plans..........     2,524       4,186       (1,120)                       5,590
                                      --------   ---------     --------      --------       --------
          Total long-term
            liabilities.............   431,937      97,341       13,160                      542,438
                                      --------   ---------     --------      --------       --------
SHAREHOLDERS' EQUITY:...............   186,343      28,054       32,828       (60,882)       186,343
                                      --------   ---------     --------      --------       --------
                                      $624,437   $ 205,205     $ 60,321      $(60,882)      $829,081
                                      ========   =========     ========      ========       ========

                            ACME METALS INCORPORATED

                             (DOLLARS IN THOUSANDS)

                                                                   DECEMBER 29, 1996
                                            ----------------------------------------------------------------
                                                                    SUBSIDIARY
                                                       SUBSIDIARY      NON                         TOTAL
                                             PARENT    GUARANTOR    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                             ------    ----------   ----------   ------------   ------------
                                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............  $ 24,306    $  6,307     $ 2,611      $               $ 33,224
  Short-term investments..................    11,817                                                11,817
  Accounts receivable, net................       439      22,162      29,901                        52,502
  Inventories.............................                47,394      22,396           (906)        68,884
  Deferred income taxes...................    14,957                                                14,957
  Other current assets....................       609         662         182                         1,453
  Due to (from) affiliates................   436,651    (419,369)    (18,188)           906              0
                                            --------    --------     -------      ---------       --------
          Total current assets............   488,779    (342,844)     36,902                       182,837
                                            ========    ========     =======      =========       ========
INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies.....    66,025      17,862                    (66,025)        17,862
  Other assets............................    12,589       5,278       1,161                        19,028
  Deferred income taxes...................    25,297                                                25,297
                                            --------    --------     -------      ---------       --------
          Total investments and other
            assets........................   103,911      23,140       1,161        (66,025)        62,187
                                            --------    --------     -------      ---------       --------
PROPERTY, PLANT AND EQUIPMENT.............       218     531,549      28,958                       560,725
                                            --------    --------     -------      ---------       --------
                                            $592,908    $211,845     $67,021      $ (66,025)      $805,749
                                            ========    ========     =======      =========       ========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses...  $ 10,500    $ 87,820     $15,442      $               $113,762
  Income taxes payable....................     2,178                                                 2,178
                                            --------    --------     -------      ---------       --------
          Total current liabilities.......    12,678      87,820      15,442                       115,940
                                            --------    --------     -------      ---------       --------
LONG-TERM LIABILITIES:
  Long-term debt..........................   304,085       6,000                                   310,085
  Other long-term liabilities.............     2,614      10,641        (229)                       13,026
  Postretirement benefits other than
     pensions.............................     1,655      78,009      13,583                        93,247
  Retirement benefit plans................    11,175       1,575                                    12,750
                                            --------    --------     -------      ---------       --------
          Total long-term liabilities.....   319,529      96,225      13,354                       429,108
                                            --------    --------     -------      ---------       --------
SHAREHOLDERS' EQUITY:.....................   260,701      27,800      38,225        (66,025)       260,701
                                            --------    --------     -------      ---------       --------
                                            $592,908    $211,845     $67,021      $ (66,025)      $805,749
                                            ========    ========     =======      =========       ========

                            ACME METALS INCORPORATED

                             (DOLLARS IN THOUSANDS)

                                                            FOR THE YEAR ENDED DECEMBER 28, 1997
                                            ---------------------------------------------------------------------
                                                                       SUBSIDIARY
                                                         SUBSIDIARY       NON                           TOTAL
                                             PARENT      GUARANTOR     GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                             ------      ----------    ----------    ------------    ------------
NET CASH FLOWS (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES...................   $     521    $ (79,760)    $  18,527      $               $ (60,712)
                                            ---------    ---------     ---------      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales and/or maturities of investments,
    net of purchases.....................      11,817                                                    11,817
  Capital expenditures...................         (16)     (31,362)       (9,038)                       (40,416)
                                            ---------    ---------     ---------      ---------       ---------
  Net cash (used for) provided by
    investing activities.................      11,801      (31,362)       (9,038)                       (28,599)
                                            ---------    ---------     ---------      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from 10.875 percent Senior
    Unsecured Notes, net of discount.....     198,502                                                   198,502
  Proceeds from Senior Secured Credit
    Agreement............................     175,000                                                   175,000
  Redemption of 13.5 percent Senior
    Secured Discount Notes...............    (117,289)                                                 (117,289)
  Redemption of 12.5 percent Senior
    Secured Notes........................    (107,377)                                                 (107,377)
  Debt redemption costs..................     (29,947)                                                  (29,947)
  Payment of Term Loan...................     (50,000)                                                  (50,000)
  Borrowings under revolving credit
    agreement............................                  134,250       134,750                        269,000
  Repayments of revolving credit
    agreement............................                 (129,250)     (134,750)                      (264,000)
  Intercompany cash transactions.........    (112,469)     102,831         9,638                             --
  Debt issuance costs and fees...........     (11,630)                                                  (11,630)
  Payment of intercompany dividend.......      18,300                    (18,300)
  Exercise of stock options and other....         282                                                       282
                                            ---------    ---------     ---------      ---------       ---------
  Net cash (used for) provided by
    financing activities.................     (36,628)     107,831        (8,662)                        62,541
                                            ---------    ---------     ---------      ---------       ---------
  Net increase (decrease) in cash and
    cash equivalents.....................     (24,306)      (3,291)          827                        (26,770)
  Cash and cash equivalents at beginning
    of period............................      24,306        6,307         2,611                         33,224
                                            ---------    ---------     ---------      ---------       ---------
  Cash and cash equivalents at end of
    period...............................   $            $   3,016     $   3,438      $               $   6,454
                                            =========    =========     =========      =========       =========

                            ACME METALS INCORPORATED

                             (DOLLARS IN THOUSANDS)

                                                          FOR THE YEAR ENDED DECEMBER 29, 1996
                                          ---------------------------------------------------------------------
                                                                     SUBSIDIARY
                                                       SUBSIDIARY       NON                           TOTAL
                                           PARENT      GUARANTOR     GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                           ------      ----------    ----------    ------------    ------------
NET CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES................    $  26,130    $   6,208      $ 13,696      $               $  46,034
                                          ---------    ---------      --------      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales and/or maturities of
     investments, net of purchases....      122,244                                                   122,244
  Investment in associated
     companies........................                    (1,750)                                      (1,750)
  Capital expenditures................          (47)    (202,231)       (3,778)                      (206,056)
                                          ---------    ---------      --------      ---------       ---------
  Net cash (used for) provided by
     investing activities.............      122,197     (203,981)       (3,778)                       (85,562)
                                          ---------    ---------      --------      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Environmental
     Improvement Bonds, net of
     discount.........................       19,873                                                    19,873
  Intercompany cash transactions......     (237,630)     229,925         7,705                             --
  Debt issuance costs and fees........         (550)                                                     (550)
  Exercise of stock options and
     other............................          386                                                       386
  Intercompany dividend payment.......       49,000      (33,000)      (16,000)
                                          ---------    ---------      --------      ---------       ---------
  Net cash (used for) provided by
     financing activities.............     (168,921)     196,925        (8,295)                        19,709
                                          ---------    ---------      --------      ---------       ---------
  Net increase (decrease) in cash and
     cash equivalents.................      (20,594)        (848)        1,623                        (19,819)
  Cash and cash equivalents at
     beginning of period..............       44,900        7,155           988                         53,043
                                          ---------    ---------      --------      ---------       ---------
  Cash and cash equivalents at end of
     period...........................    $  24,306    $   6,307      $  2,611      $               $  33,224
                                          =========    =========      ========      =========       =========

                            ACME METALS INCORPORATED

                             (DOLLARS IN THOUSANDS)

                                                          FOR THE YEAR ENDED DECEMBER 31, 1995
                                          ---------------------------------------------------------------------
                                                                     SUBSIDIARY
                                                       SUBSIDIARY       NON                           TOTAL
                                           PARENT      GUARANTOR     GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                           ------      ----------    ----------    ------------    ------------
NET CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES................    $   9,513    $  31,846      $18,182       $               $  59,541
                                          ---------    ---------      -------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales and/or maturities of
     investments, net of purchases....      143,720                                                   143,720
  Investment in associated
     companies........................                    (1,754)                                      (1,754)
  Capital expenditures................         (119)    (219,316)      (6,078)                       (225,513)
                                          ---------    ---------      -------       ---------       ---------
  Net cash (used for) provided by
     investing activities.............      143,601     (221,070)      (6,078)                        (83,547)
                                          ---------    ---------      -------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Intercompany cash transactions......     (146,983)     169,072      (22,089)                             --
  Exercise of stock options and
     other............................          410                                                       410
                                          ---------    ---------      -------       ---------       ---------
  Net cash provided by (used for)
     financing activities.............     (146,573)     169,072      (22,089)                            410
                                          ---------    ---------      -------       ---------       ---------
  Net increase (decrease) in cash and
     cash equivalents.................        6,541      (20,152)      (9,985)                        (23,596)
  Cash and cash equivalents at
     beginning of period..............       38,359       27,307       10,973                          76,639
                                          ---------    ---------      -------       ---------       ---------
  Cash and cash equivalents at end of
     period...........................    $  44,900    $   7,155      $   988       $               $  53,043
                                          =========    =========      =======       =========       =========

                         QUARTERLY RESULTS (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         FIRST       SECOND      THIRD       FOURTH
                                                        QUARTER     QUARTER     QUARTER     QUARTER
----------------------------------------------------------------------------------------------------
1997
  Net Sales.........................................    $125,331    $123,471    $115,250    $123,978
  Gross margin......................................      (4,317)        846         286       7,336
  Net loss..........................................     (15,867)    (12,753)    (10,540)    (38,045)
  Net loss per share................................       (1.36)      (1.10)      (0.91)      (3.27)
  Net loss before extraordinary loss and accounting
     change.........................................     (15,867)    (12,753)    (10,540)     (8,358)
  Net loss per share before extraordinary loss and
     accounting change..............................    $  (1.36)   $  (1.10)   $  (0.91)   $  (0.72)
----------------------------------------------------------------------------------------------------
1996
  Net Sales.........................................    $125,865    $127,268    $125,174    $119,935
  Gross profit......................................      14,445      14,257      16,345       5,418
  Net income (loss).................................       3,436       3,190       2,859      (6,818)
  Net income (loss) per share.......................    $   0.30    $   0.27    $   0.25    $  (0.59)
----------------------------------------------------------------------------------------------------
1995
  Net Sales.........................................    $131,548    $136,171    $122,211    $131,689
  Gross profit......................................      23,132      25,140      17,911      18,265
  Net income........................................       8,046       8,781       5,256       6,163
  Net income per share..............................    $   0.69    $   0.75    $   0.45    $   0.53
----------------------------------------------------------------------------------------------------

     The first quarter of 1995 includes a $1.6 million gain on the sale of the Company's interest in Virginia coal properties.

        SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (DOLLARS IN THOUSANDS)

                                                                  ADDITIONS
                                                           ------------------------
                                             BALANCE AT    CHARGED TO    CHARGED TO                     BALANCE
                                             BEGINNING     COSTS AND       OTHER                        AT END
               FISCAL YEAR                    OF YEAR       EXPENSES      ACCOUNTS     DEDUCTIONS       OF YEAR
               -----------                   ----------    ----------    ----------    ----------       -------
1997
  Allowance for doubtful accounts
     receivable..........................      $1,320         $ 61          $100(a)      $(185)(b)      $1,296
                                               ======         ====          ====         =====          ======
1996
  Allowance for doubtful accounts
     receivable..........................      $1,335         $144          $ 12(a)      $(171)(b)      $1,320
                                               ======         ====          ====         =====          ======
1995
  Allowance for doubtful accounts
     receivable..........................      $1,301         $123          $ 60(a)      $(149)(b)      $1,335
                                               ======         ====          ====         =====          ======

-------------------------
(a) Consists principally of recoveries of accounts charged off in prior years.

(b) Uncollectible accounts charged off.

                               BOARD OF DIRECTORS

BRIAN W. H. MARSDEN 1, 3, 5
Chairman of the Board of Acme Metals Incorporated

STEPHEN D. BENNETT 3, 4
President and Chief Executive Officer of Acme Metals Incorporated

BUDDY W. DAVIS 1, 5
Retired District 34 Director United Steelworkers of America -- AFL-CIO-CLC

EDWARD G. JORDAN 1, 4, 5
Retired Chairman of Consolidated Rail Corporation (Conrail)

ANDREW R. LAIDLAW 1, 3, 5
Chairman of the Executive Committee of the law firm Seyfarth, Shaw, Fairweather & Geraldson

JOHN T. LANE 2, 4, 5
Former Managing Director and Head of U.S. Private Banking, of J. P. Morgan & Co. FRANK A. LEPAGE 1, 2, 5
Retired Director and Executive Vice President of The Firestone Tire and Rubber Company

REYNOLD C. MACDONALD 3, 4, 5
Retired Chairman of the Board of Acme Steel Company

ALLAN L. RAYFIELD 2, 4, 5
Former President and Chief Executive Officer of M/A-Com, Inc., and retired Senior Vice President of GTE Corporation

WILLIAM P. SOVEY 2, 3, 5
Chairman of the Board of Newell Co.

L. FREDERICK SUTHERLAND 2, 4, 5 Executive Vice President and Chief Financial Officer of ARAMARK Corporation

WILLIAM R. WILSON 1, 2, 5
Retired Chairman of the Board and Chief Executive Officer of Lukens, Inc.

PRINCIPAL OFFICERS OF                                         PRINCIPAL OFFICERS OF
ACME METALS INCORPORATED                                      SUBSIDIARY COMPANIES
 STEPHEN D. BENNETT, President and Chief Executive Officer    ACME STEEL COMPANY
                                                              James N. Howell, President
 DERRICK T. BAY, Controller
                                                              ACME PACKAGING CORPORATION
 ROBERT W. DYKE, Senior Vice President -- Fabricating         Robert W. Dyke, President
 JAMES W. HOEKWATER, Treasurer                                ALPHA TUBE CORPORATION
                                                              Edward J. Urbaniak, Jr., President
 JAMES N. HOWELL, Senior Vice President -- Steel
 GERALD J. SHOPE, Vice President -- Human Resources
 EDWARD P. WEBER, JR., Vice President General Counsel
  and Secretary
 JERRY F. WILLIAMS, Vice President -- Finance and
  Administration, and Chief Financial Officer

                                                                BOARD COMMITTEES
1 Audit Review
                                                             2 Compensation
                                                             3 Executive
                                                             4 Finance
                                                             5 Nominating