Form 10-Q
period 1998-03-29
ACME METALS INC /DE/
filed 1998-05-13
CIK 883702

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


                                  FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 29, 1998 or

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


Number of shares of Common Stock outstanding as of May 1, 1998: 11,680,064.

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                            ACME METALS INCORPORATED

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)


                                                     For The Three Months Ended
                                                  ------------------------------
                                                     March 29,       March 30,
                                                       1998            1997
                                                  ------------    -------------
NET SALES ...................................     $    144,996    $    125,331

COSTS AND EXPENSES:
         Cost of products sold ..............          129,899         119,609
         Depreciation expense ...............            9,259          10,039
                                                  ------------    ------------
Gross margin ................................            5,838          (4,317)
         Selling and administrative expense..            9,872          10,192
                                                  ------------    ------------
Operating loss ..............................           (4,034)        (14,509)

NON-OPERATING INCOME (EXPENSE):
         Interest expense ...................          (10,937)         (9,870)
         Interest income ....................              139             353
         Other - net ........................           12,257             (15)
                                                  ------------    ------------
Loss before income taxes ....................           (2,575)        (24,041)
Income tax benefit ..........................             (900)         (8,174)
                                                  ------------    ------------

Net loss ....................................     $     (1,675)   $    (15,867)
                                                  ============    ============

LOSS PER SHARE:

BASIC:
         Net loss ...........................     $      (0.14)   $      (1.36)

         Weighted average outstanding shares.       11,680,164      11,661,447
                                                  ============    ============


DILUTED:
         Net loss ...........................     $      (0.14)   $      (1.36)
                                                  ------------    ------------

         Weighted average outstanding shares.       11,680,164      11,661,447
                                                  ============    ============









    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                                                                              (Unaudited)
                                                                                               March 29,          December 28,
                                                                                                 1998                 1997
                                                                                                 ----                 ----
                                                                 ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents .........................................................      $     14,669       $      6,454
   Accounts receivable trade, less allowances of $1,305, and $1,296, respectively ....            68,785             59,646
   Inventories .......................................................................            64,408             81,630
   Income tax receivable .............................................................             1,252             24,936
   Net assets held for sale ..........................................................                                3,808
   Deferred income taxes .............................................................            14,082             14,082
   Other current assets ..............................................................             2,563              1,887
                                                                                            ------------       ------------
      Total current assets ...........................................................           165,759            192,443
                                                                                            ------------       ------------
 INVESTMENTS AND OTHER ASSETS:
   Investments in associated companies ...............................................            17,774             17,395
   Restricted cash and investments ...................................................            17,361
   Other assets ......................................................................            20,539             20,357
   Deferred income taxes .............................................................            49,438             48,536
                                                                                            ------------       ------------
      Total investments and other assets .............................................           105,112             86,288
                                                                                            ------------       ------------
 PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment .....................................................           856,598            854,445
   Construction in progress ..........................................................            13,765              9,747
   Accumulated depreciation ..........................................................          (323,118)          (313,842)
                                                                                            ------------       ------------
      Total property, plant and equipment ............................................           547,245            550,350
                                                                                            ------------       ------------
                                                                                            $    818,116       $    829,081
                                                                                            ============       ============

                                                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ..................................................................      $     51,109       $     64,691
   Accrued expenses ..................................................................            41,105             34,109
   Current installments of long-term debt ............................................             1,500              1,500
                                                                                            ------------       ------------
      Total current liabilities ......................................................            93,714            100,300
                                                                                            ------------       ------------
LONG-TERM LIABILITIES:
   Long-term debt ....................................................................           419,433            423,243
   Other long-term liabilities .......................................................            17,739             17,791
   Postretirement benefits other than pensions .......................................            96,548             95,814
   Retirement benefit plans ..........................................................             5,550              5,590
                                                                                            ------------       ------------
      Total long-term liabilities ....................................................           539,270            542,438
                                                                                            ------------       ------------
Commitments and contingencies

SHAREHOLDERS' EQUITY:
    Preferred stock, $1 par value, 2,000,000 shares authorized, no shares issued
    Common stock, $1 par value, 20,000,000 shares authorized, 11,680,164 and 11,627,380
       shares issued and outstanding, respectively ...................................            11,680             11,627
   Additional paid-in capital ........................................................           166,017            165,608
   Retained earnings .................................................................            19,754             21,427
   Accumulated other comprehensive loss ..............................................           (12,319)           (12,319)
                                                                                            ------------       ------------
      Total shareholders' equity .....................................................           185,132            186,343
                                                                                            ------------       ------------
                                                                                            $    818,116       $    829,081
                                                                                            ============       ============

         The accompanying notes are an integral part of this statement.

                            ACME METALS INCORPORATED

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                            For the Three Months Ended
                                                          ------------------------------
                                                            March 29,          March 30,
                                                              1998              1997
                                                              ----              ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ............................................     $  (1,675)      $ (15,867)
    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    FROM OPERATING ACTIVITIES:
     Gain on sale of net assets held for sale .........       (12,000)
     Depreciation .....................................         9,466          10,151
     Deferred income taxes ............................          (900)         (8,174)
     Accretion of Senior Discount Notes ...............                         3,638
     CHANGE IN OPERATING ASSETS AND LIABILITIES:
       Accounts receivable ............................        (5,656)         (1,508)
       Income tax receivable ..........................        23,684
       Inventories ....................................        18,526           3,233
       Accounts payable ...............................       (11,939)        (12,713)
       Other current accounts .........................         4,756          (5,816)
     Other, net .......................................        (1,313)          3,191
                                                            ---------       ---------
  Net cash (used for) provided by operating activities.        22,949         (23,865)
                                                            ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments ............................                          (331)
  Sales and/or maturities of investments ..............                         6,690
  Reclassification of restricted cash .................       (17,361)
  Capital expenditures ................................        (3,352)         (2,902)
  Capital expenditures - New Facility .................        (7,233)         (4,330)
                                                            ---------       ---------
  Net cash used for investing activities ..............       (27,946)           (873)
                                                            ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of long term debt ...........................          (250)
  Proceeds from net assets held for sale ..............        18,000
  Borrowings under revolving credit line agreement ....       129,750
  Repayments of revolving credit line agreement .......      (134,750)
  Exercise of stock options and other .................           462             355
                                                            ---------       ---------
  Net cash provided by financing activities ...........        13,212             355
                                                            ---------       ---------

  Net (decrease) increase in cash and cash equivalents.         8,215         (24,383)
  Cash and cash equivalents at beginning of period ....         6,454          33,224
                                                            ---------       ---------
  Cash and cash equivalents at end of period ..........     $  14,669       $   8,841
                                                            =========       =========


         The accompanying notes are an integral part of this statement.

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF PRESENTATION:

The accompanying consolidated financial statements for the periods ended March 29, 1998 and March 30, 1997 are unaudited. The statements should be read in conjunction with the audited financial statements included in the 1997 Annual Report on Form 10-K of Acme Metals Incorporated (the
"Company"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of such financial statements have been included. The financial statements have been subjected to a limited review by Price Waterhouse LLP, the Company's independent accountants, whose report appears on page 18 of this filing. Such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

The Company's fiscal year ends on December 27, 1998 and will contain 52 weeks. First quarter results for 1998 and 1997 cover 13-week periods.


SEGMENT INFORMATION:

The Company presents its operations in two segments, Steel Making and Steel Fabricating.

Steel Making operations, conducted through Acme Steel Company ("Acme
Steel"), include the manufacture of flat rolled steel products in low-, mid-, and high-carbon, alloy and special grades. Principal markets include agricultural, automotive, industrial equipment, industrial fasteners, welded steel tubing, processor and tool manufacturing industries.

The Steel Fabricating Segment is conducted through Acme Packaging Corporation ("Acme Packaging"), Alpha Tube Corporation ("Alpha Tube"), and until March 9, 1998, Universal Tool & Stamping Company, Inc. ("Universal"). Acme Packaging manfactures, processes and distributes steel and plastic strapping, strapping tools and industrial packaging materials. Alpha Tube manufactures and distributes welded steel tube. Universal manufactured and distributed auto and light truck jacks. (See footnote entitled "Sale of Universal Tool & Stamping Company, Inc."). Principal markets of the Steel Fabricating Segment include agricultural, automotive, brick, construction, forest and paper products, appliance, heating and cooling equipment, and household and leisure equipment.

All sales between segments are recorded at contractual prices determined on an annual basis and reviewed periodically to approximate, as best as possible, current market conditions. Income from operations consists of total sales less operating expenses. Operating expenses include an allocation of expenses incurred at the Corporate Office that are considered by the Company to be operating expenses of the Segments rather than general corporate expenses. Income from operations does not include other non-operating income or expense, interest income or expense, income taxes, or extraordinary items.

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

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



                                                         For the Three Months Ended
                                                   -------------------------------------
                                                   March 29,                   March 30,
                                                     1998                        1997
                                                     ----                        ----
                                              (dollars in thousands, except for operating data)
        Net Sales:
           Steel Making:
               Sales to unaffiliated customers.     $  77,373                   $  54,367
               Intersegment sales .............        24,520                      24,754
                                                    ---------                   ---------
                                                      101,893                      79,121
           Steel Fabricating:
               Sales to unaffiliated customers.        67,623                      70,964
               Intersegment sales .............           207                         298
                                                    ---------                   ---------
                                                       67,830                      71,262
               Eliminations ...................       (24,727)                    (25,052)
                                                    ---------                   ---------
           Total ..............................     $ 144,996                   $ 125,331
                                                    =========                   =========

        Income (loss) from Operations:
               Steel Making ...................     $ (10,419)                  $ (19,925)
               Steel Fabricating ..............         6,385                       5,416
                                                    ---------                   ---------
           Total ..............................     $  (4,034)                  $ (14,509)
                                                    =========                   =========

        Depreciation:
               Steel Making ...................     $   8,485                   $   9,224
               Steel Fabricating ..............           964                         922
               Corporate ......................            17                           5
                                                    ---------                   ---------
           Total ..............................     $   9,466                   $  10,151
                                                    =========                   =========

        Capital Expenditures:
               Steel Making ...................     $   2,044                   $  10,565
               Steel Fabricating ..............         4,103                       1,849
               Corporate ......................            72                          45
                                                    ---------                   ---------
           Total ..............................     $   6,219                   $  12,459
                                                    =========                   =========

Operating Data (in tons)

        Steel Production (hot band) ...........       221,454                     191,878
        Steel Shipments (flat rolled) .........       252,731                     164,309

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)




INVENTORIES:
Inventories as determined on the last-in first-out method are summarized as follows:

                                         March 29,  December 28,
                                           1998         1997
                                         ---------  -----------
Raw materials ......................       $ 7,441      $13,510
Semi-finished and finished products.        49,257       62,126
Supplies ...........................         7,711        5,994
                                           -------      -------
                                           $64,409      $81,630
                                           =======      =======


PROPERTY, PLANT AND EQUIPMENT:

The Company has capitalized expenditures related to the construction of a continuous thin slab caster and hot strip mill (the "New Facility") totaling $461.0 million at March 29, 1998, including total cash payments for the New Facility in the first quarter of 1998 of $7.2 million. Accounts payable to the general contractor at March 29, 1998 and March 30, 1997 were $9.7 million and $17.2 million, respectively. At December 28, 1997 and December 29, 1996, accounts payable included similar accruals of $15.5 million and $12.0 million, respectively. Due to the non-cash nature of such payables at each date they have been excluded from the Statements of Cash Flows. The remainder of capital expenditures classified as construction in progress at March 29, 1998 was primarily for Acme Packaging's plastic strapping lines, and an upgrade of the Company's management information systems.

LONG-TERM DEBT:

The Company's long-term debt (including current maturities) at March 29, 1998 and December 28, 1997 is summarized as follows:

                                                                    MARCH 29,          DECEMBER 28,
                                                                      1998                 1997
                                                                      ----                 ----
                                                                    (UNAUDITED)
                                                                           (IN THOUSANDS)
        10.875 percent Senior Unsecured Notes, net of discount..    $198,544             $198,506
        Senior Secured Credit Agreement.........................     174,750              175,000
        12.5 percent Senior Secured Notes.......................      17,623               17,623
        13.5 percent Senior Secured Discount Notes..............         669                  669
        Note Payable............................................       6,000                6,000
        Environmental Improvement Bonds 7.95 percent............      11,345               11,345
        Environmental Improvement Bonds 7.90 percent............       8,585                8,585
        Working Capital Facility................................                            5,000
        Other long-term debt....................................       3,417                2,015
                                                                    --------             --------
                                                                    $420,933             $424,743
                                                                    ========             ========

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


SALE OF UNIVERSAL TOOL & STAMPING COMPANY, INC.:

In March 1998, the Company completed the stock sale of Universal, generating proceeds to the Company of $18.0 million and a gain of $12.0 million (classified under the account caption as "Other-net" on the Statement of Operation). At December 28, 1997, the net assets of Universal (excluding cash and intercompany accounts) were $3.8 million and were classified as a current asset, "Net assets held for sale."

Proceeds from the sale of Universal are restricted by the Indentures
(the "1994 Indentures") covering the Company's 12 1/2% Senior Secured Notes and 13 1/2% Senior Secured Discount Notes, both issued in 1994 (together, the "1994 Notes"), and have been deposited with the Trustee. The sale proceeds net of closing costs of $17.1 million have been classified as restricted cash on the balance sheet at March 29, 1998. The Company is permitted to apply the proceeds to related business investments or to offer to redeem on a pro rata basis the remaining 1994 Notes. To the extent an offer to redeem is not accepted, the proceeds become unrestricted.

CASH FLOWS:

Cash payments for interest expense were $5.2 million during the first three months of 1998 and $9.8 million in the first three months of 1997. Cash transactions in the first quarter of 1998 for the New Facility are discussed above in the footnote entitled "Property, Plant and Equipment."

COMPREHENSIVE INCOME:

During the quarter ended March 29, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the Company to disclose, in financial statement format, all non-owner changes in equity. As of the quarter ended March 29, 1998, there was no effect on equity due to the adoption of SFAS No. 130.

COMMITMENTS AND CONTINGENCIES:

Acme Steel's interest in an iron ore mining joint venture requires payment of its proportionate share of all fixed operating costs, regardless of the quantity of ore received, plus the variable operating costs of minimum ore production for Acme Steel's account. Normally, Acme Steel reimburses the joint venture for these costs through its purchase of ore.

Acme Steel's interest in a joint venture formed to pickle, oil, and slit steel products ("NACME") requires Acme Steel to comply with certain tonnage provision guarantees and cost plus return on investment payments. Due to a delay in reaching full operating levels, NACME was not in compliance with certain financial covenants and obtained a waiver and negotiated modification of those covenants under its financing arrangements with its lending institution. NACME currently meets the requirements of the modified financial covenants. However, there are no assurances NACME will continue to maintain compliance, or, if it fails to do so, that it will be able to

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



negotiate further waivers or amendments of its covenants. Currently, the Company is unable to determine whether such failure would have an adverse effect on the Company's operations.

The Company has long term operating lease commitments, principally for building space for its Alpha Tube subsidiary and for various computer hardware and software. A current lease agreement relating to building space for the Alpha Tube subsidiary contains provisions for the Company to guarantee the lessor a recovery of a fixed percentage of its interest in the property upon termination of the lease. In the event the Company does not maintain compliance with financial covenants which are consistent with those of the Company's $80 million Amended and Restated Credit Agreement dated as of December 18, 1997, as amended (the " Working Capital Facility"), the Company could be required to purchase the lessors' interest in the property.

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

Although management believes it will be required to make further expenditures for pollution abatement facilities in future years, because of the continuous revision of these regulatory and statutory requirements, the Company is not able to reasonably estimate the specific pollution abatement requirements, or the amount or timing of such expenditures to maintain compliance with these environmental laws. While such expenditures in future years may be substantial, management does not presently expect they will have a material adverse effect on the Company's future ability to compete within its markets.

In those cases where the Company has been identified as a Potentially Responsible Party ("PRP") or is otherwise made aware of a possible exposure to incur costs associated with an environmental matter, management determines (i) whether, in fact, the Company has been properly named or is

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

otherwise obligated, (ii) the extent to which the Company may be responsible for costs associated with the site in question, (iii) whether another party may be responsible under various indemnification agreements or insurance policies the Company is a party to, and (iv) the estimated costs, if an estimate can be made, associated with the clean-up efforts or settlement.
It is the Company's policy to make provisions for environmental clean-up costs at the time that a reasonable estimate can be made. In March 29, 1998, the Company had recorded reserves of $1.0 million for environmental clean-up matters. While it is not possible to predict the ultimate costs of resolving environmental related issues facing the Company, based upon information currently available, they are not expected to have a material effect on the consolidated financial condition or results of operations of the Company.

In connection with the Company's Spin-Off from Interlake on May 29, 1986, the Company entered into certain indemnification agreements with Interlake. Pursuant to the terms of the indemnification agreements, Interlake undertook to defend, indemnify and hold the Company harmless from any claims, as defined, relating to Acme Steel's operations or predecessor operations occurring before May 29, 1986, the inception of the Company. The indemnification agreements cover certain environmental matters including certain litigation and Superfund sites in Duluth, Minnesota and Gary, Indiana for which either Interlake or Acme Steel's predecessor operations have been named as defendants or PRPs, as applicable. To date, Interlake has met its obligations under the indemnification agreements and has provided the defense and paid all costs related to these environmental matters. The Company does not have sufficient information to determine the potential liability, if any, for the matters covered by the indemnification agreements in the event Interlake fails to meet its obligations thereunder in the future. In the event that Interlake, for any reason, was unable to fulfill its obligations under the indemnification agreements, the Company could have increased future obligations which could be significant.

Also in connection with the Spin-Off from Interlake, the Company entered into a Tax Indemnification Agreement ("TIA") which generally provides for Interlake to indemnify the Company for certain tax matters. While certain issues have been negotiated and settled between the Company, Interlake and the Internal Revenue Service, certain significant issues for the tax years beginning in 1982 through 1986 remain unresolved.

On March 17, 1994, the Company received a Statutory Notice of Deficiency in the amount of $16.9 million in tax as a result of the Internal
Revenue Service's examination of the 1982-1984 tax years. During 1997 Interlake and the Internal Revenue Service settled significantly all issues that created the additional tax, reducing the additional tax to $5.1 million. Substantial interest could also be due (potentially in an amount greater than the tax claimed). The taxes claimed relate principally to adjustments for which the Company is indemnified by Interlake pursuant to the TIA. The Company has adequate reserves to cover that portion for which it believes it may be responsible per the TIA. To date, Interlake has met its obligations under the TIA with respect to all covered matters. In the event that Interlake, for any reason, were unable to fulfill its obligations under the TIA, the Company could have increased future obligations.

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

                            ACME METALS INCORPORATED

                             (dollars in thousands)

GUARANTOR FINANCIAL STATEMENTS

     In December 1997, Acme Metals Incorporated, as issuer, and Acme Steel Company, a wholly owned subsidiary of the Company, as guarantor, entered into an offering pursuant to which $200 million of 10.875 percent Senior Unsecured Notes due 2007 (the "Senior Unsecured Notes") were offered pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Act"). The Company intends to register the Senior Unsecured Notes under the Act.

     Following is unaudited consolidating condensed financial information pertaining to the Company and its subsidiary guarantor and its subsidiary nonguarantors.


                                                                FOR THE THREE MONTHS ENDED MARCH 29, 1998
                                                  ------------------------------------------------------------------------------
                                                                                   SUBSIDIARY
                                                                 SUBSIDIARY           NON                             TOTAL
                                                    PARENT       GUARANTOR         GUARANTORS       ELIMINATIONS   CONSOLIDATED
                                                  -----------   -------------     -------------   ------------------------------
Net sales                                      $                $    101,893      $     67,830    $     (24,727)   $    144,996

Cost and expenses                                                    107,180            56,705          (24,727)        139,158

                                                ------------    ------------      ------------    -------------    ------------
Gross profit                                                          (5,287)           11,125                            5,838

Selling and administrative                                             5,132             4,740                            9,872
                                                ------------    ------------      ------------    -------------    ------------
Operating income (loss)                                              (10,419)            6,385                           (4,034)

Other                                                                    257            12,000                           12,257
Net interest income (expense)                          3,817         (13,728)             (887)                         (10,798)
                                                ------------    ------------      ------------    -------------    ------------

Income (loss) before income taxes                      3,817         (23,890)           17,498                           (2,575)

Income tax provision (benefit)                         1,455          (8,234)            5,879                             (900)
                                                ------------    ------------      ------------    -------------    ------------

Net income (loss) before equity
 adjustment                                            2,362         (15,656)           11,619                           (1,675)

Equity loss in subsidiaries                           (4,037)                                             4,037

                                                ------------    ------------      ------------    -------------    ------------
Net income (loss)                               $     (1,675)   $    (15,656)     $     11,619    $       4,037    $     (1,675)
                                                =============   =============     =============   ==============   =============

                            ACME METALS INCORPORATED

                             (dollars in thousands)


                                                              FOR THE THREE MONTHS ENDED MARCH 30, 1997
                                                -----------------------------------------------------------------------------

                                                                              SUBSIDIARY
                                                              SUBSIDIARY          NON                             TOTAL
                                                  PARENT        GUARANTOR     GUARANTORS       ELIMINATIONS    CONSOLIDATED
                                                -----------   -----------------------------   -------------------------------
Net sales                                    $             $       79,121 $         71,262 $       (25,052) $        125,331

Costs and expenses                                                 94,214           60,486         (25,052)          129,648

                                                ----------    -----------    -------------    ------------    --------------
Gross profit                                                      (15,093)          10,776                            (4,317)

Selling and administrative                                          4,832            5,360                            10,192
                                                ----------    -----------    -------------    ------------    --------------
Operating income (loss)                                           (19,925)           5,416                           (14,509)


Net interest income (expense) and other              4,556        (13,473)            (615)                           (9,532)
                                                ----------    -----------    -------------    ------------    --------------

Income (loss) before income taxes                    4,556        (33,398)           4,801                           (24,041)

Income tax provision (benefit)                       1,433        (11,296)           1,689                            (8,174)
                                                ----------    -----------    -------------    ------------    --------------

Net income (loss) before equity
 adjustment                                          3,123        (22,102)           3,112                           (15,867)

Equity loss in subsidiaries                        (18,990)                                         18,990

                                                ----------    -----------    -------------    ------------    --------------
Net income (loss)                               $  (15,867)   $   (22,102)   $       3,112    $     18,990    $      (15,867)
                                                ==========    ===========    =============    ============    ==============

                            ACME METALS INCORPORATED

                             (dollars in thousands)


                                                                                      AS OF MARCH 29, 1998
                                                      -------------------------------------------------------------------------
                                                                                   SUBSIDIARY
                                                                    SUBSIDIARY        NON                            TOTAL
      ASSETS                                            PARENT       GUARANTOR      GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                                      -----------   ------------  ---------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                        $      14,285 $              $          384 $               $        14,669
  Accounts receivable, net                                   198         39,091         29,496                          68,785
  Income tax receivable                                    1,252                                                         1,252
  Inventories                                                            40,353         25,706          (1,651)         64,408
  Deferred income taxes                                   14,082                                                        14,082
  Other current assets                                       586          1,844            133                           2,563
  Due to (from) affiliates                               459,879       (446,367)       (15,163)          1,651
                                                      -----------   ------------  -------------  --------------   -------------
     Total current assets                                490,282       (365,079)        40,556                         165,759
                                                      -----------   ------------  -------------  --------------   -------------

INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies                     56,845         17,774                        (56,845)         17,774
  Restricted cash and investments                         17,361                                                        17,361
  Other assets                                            15,002          3,996          1,541                          20,539
  Deferred income taxes                                   49,438                                                        49,438
                                                      -----------   ------------  -------------  --------------   -------------
    Total investments and other assets                   138,646         21,770          1,541         (56,845)        105,112
                                                      -----------   ------------  -------------  --------------   -------------

PROPERTY, PLANT AND EQUIPMENT- Net:                          272        515,639         31,334                         547,245
                                                      -----------   ------------  -------------  --------------   -------------
                                                   $     629,200 $      172,330 $       73,431 $       (56,845)$       818,116
                                                      ===========   ============  =============  ==============   =============


   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses            $       9,943 $       66,359 $       15,912 $               $        92,214
  Current maturities of long term debt                     1,000            500                                          1,500
                                                      -----------   ------------  -------------  --------------   -------------
    Total current liabilities                             10,943         66,859         15,912                          93,714
                                                      -----------   ------------  -------------  --------------   -------------

LONG-TERM LIABILITIES:
  Long-term debt                                         413,933          5,500                                        419,433
  Other long-term liabilities                             14,956          2,783                                         17,739
  Postretirement benefits other than pensions              1,731         80,522         14,295                          96,548
  Retirement benefit plans                                 2,505          4,268         (1,223)                          5,550
                                                      -----------   ------------  -------------  --------------   -------------
    Total long-term liabilities                          433,125         93,073         13,072                         539,270
                                                      -----------   ------------  -------------  --------------   -------------

SHAREHOLDERS' EQUITY:                                    185,132         12,398         44,447         (56,845)        185,132

                                                      -----------   ------------  -------------  --------------   -------------
                                                   $     629,200 $      172,330 $       73,431 $       (56,845)$       818,116
                                                      ===========   ============  =============  ==============   =============

                            ACME METALS INCORPORATED

                             (dollars in thousands)


                                                                                     DECEMBER 28, 1997
                                                        ------------------------------------------------------------------
                                                                                  SUBSIDIARY
                                                                     SUBSIDIARY      NON                        TOTAL
      ASSETS                                              PARENT      GUARANTOR    GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                        -----------  -----------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                             $            $    3,016   $    3,438   $            $       6,454
  Accounts receivable, net                                               33,154       26,492                       59,646
  Income tax receivable                                     24,936                                                 24,936
  Inventories                                                            58,657       23,990       (1,017)         81,630
  Net assets held for sale                                                             3,808                        3,808
  Deferred income taxes                                     14,082                                                 14,082
  Other current assets                                         614        1,145          128                        1,887
  Due to (from) affiliates                                 460,541     (434,649)     (26,909)       1,017
                                                        ----------   ----------   ----------   ----------   -------------
     Total current assets                                  500,173     (338,677)      30,947                      192,443
                                                        ----------   ----------   ----------   ----------   -------------

INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies                       60,882       17,395                   (60,882)         17,395
  Other assets                                              14,629        4,391        1,337                       20,357
  Deferred income taxes                                     48,536                                                 48,536
                                                        ----------   ----------   ----------   ----------   -------------
    Total investments and other assets                     124,047       21,786        1,337      (60,882)         86,288
                                                        ----------   ----------   ----------   ----------   -------------

PROPERTY, PLANT AND EQUIPMENT                                  217      522,096       28,037                      550,350
                                                        ----------   ----------   ----------   ----------   -------------
                                                        $  624,437   $  205,205   $   60,321   $  (60,882)  $     829,081
                                                        ==========   ==========   ==========   ==========   =============


   LIABILITIES AND SHAREHOLDERS' EQUITY

  Accounts payable and accrued expenses                 $    5,157   $   79,310   $   14,333   $            $      98,800
  Current installments of long-term debt                     1,000          500                                     1,500
                                                        ----------   ----------   ----------   ----------   -------------
    Total current liabilities                                6,157       79,810       14,333                      100,300
                                                        ----------   ----------   ----------   ----------   -------------
LONG-TERM LIABILITIES:
  Long-term debt                                           412,743       10,500                                   423,243
  Other long-term liabilities                               14,939        2,852                                    17,791
  Postretirement benefits other than pensions                1,731       79,803       14,280                       95,814
  Retirement benefit plans                                   2,524        4,186       (1,120)                       5,590
                                                        ----------   ----------   ----------   ----------   -------------
    Total long-term liabilities                            431,937       97,341       13,160                      542,438
                                                        ----------   ----------   ----------   ----------   -------------

SHAREHOLDERS' EQUITY:                                      186,343       28,054       32,828      (60,882)        186,343
                                                        ----------   ----------   ----------   ----------   -------------
                                                        $  624,437   $  205,205   $   60,321   $  (60,882)  $     829,081
                                                        ==========   ==========   ==========   ==========   =============

                            ACME METALS INCORPORATED

                             (dollars in thousands)


                                                                    FOR THE THREE MONTHS ENDED MARCH 29, 1998
                                                      -----------------------------------------------------------------------------
                                                                                     SUBSIDIARY
                                                                     SUBSIDIARY         NON                             TOTAL
                                                        PARENT        GUARANTOR      GUARANTORS      ELIMINATIONS    CONSOLIDATED
                                                      -----------   --------------  -------------   -------------------------------
NET CASH FLOWS (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                                $   30,845    $      (1,922)  $     (6,607)   $         633   $       22,949
                                                      ----------    -------------   ------------    -------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Reclassification to restricted cash                  (17,361)                                                          (17,361)
    Capital expenditures                                     (72)          (7,812)        (2,701)                          (10,585)
                                                      ----------    -------------   ------------    -------------   --------------
    Net cash (used for) provided by investing
      activities                                         (17,433)          (7,812)        (2,701)                          (27,946)
                                                      ----------    -------------   ------------    -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving credit agreement                           129,750                                          129,750
    Repayments of revolving credit agreement                             (134,750)                                        (134,750)
    Payment of long term debt                               (250)                                                             (250)
    Intercompany cash transactions                           661           11,718        (11,746)            (633)
    Proceeds from net assets held for sale                                                18,000                            18,000
    Exercise of stock options and other                      462                                                               462
                                                      ----------    -------------   ------------    -------------   --------------
    Net cash (used for) provided by financing
      activities                                             873            6,718          6,254             (633)          13,212
                                                      ----------    -------------   ------------    -------------   --------------
    Net increase (decrease) in cash and
      cash equivalents                                    14,285           (3,016)        (3,054)                            8,215
    Cash and cash equivalents at
      beginning of period                                                   3,016          3,438                             6,454
                                                      ----------    -------------   ------------    -------------   --------------
    Cash and cash equivalents at
      end of period                                   $   14,285    $               $        384    $               $       14,669
                                                      ==========    =============   ============    =============   ==============

                            ACME METALS INCORPORATED

                             (dollars in thousands)


                                                                          FOR THE THREE MONTHS ENDED MARCH 30, 1997
                                                             ----------------------------------------------------------------------
                                                                                         SUBSIDIARY
                                                                          SUBSIDIARY        NON                          TOTAL
                                                               PARENT       GUARANTOR     GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                             -----------  ---------------------------------------------------------
NET CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES                                     $     (4,919) $    (23,111) $      4,288  $       (123) $       (23,865)
                                                             -----------  ------------   -----------   -----------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales and/or maturities of
      investments, net of purchases                               6,359                                                      6,359
    Capital expenditures                                            (45)       (5,338)       (1,849)                        (7,232)
                                                             -----------  ------------   -----------   -----------   --------------
    Net cash (used for) provided by investing activities          6,314        (5,338)       (1,849)                          (873)
                                                             -----------  ------------   -----------   -----------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Intercompany cash transactions                              (19,996)       22,142        (2,269)          123
    Exercise of stock options and other                             355                                                        355
                                                             -----------  ------------   -----------   -----------   --------------
    Net cash (used for) provided by financing activities        (19,641)       22,142        (2,269)          123              355
                                                             -----------  ------------   -----------   -----------   --------------
    Net increase (decrease) in cash and
      cash equivalents                                          (18,246)       (6,307)          170                        (24,383)
    Cash and cash equivalents at
      beginning of period                                        24,306         6,307         2,611                         33,224
                                                             -----------  ------------   -----------   -----------   --------------
    Cash and cash equivalents at
      end of period                                        $      6,060  $            $       2,781 $              $         8,841
                                                             ===========  ============   ===========   ===========   ==============

                      REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Shareholders of
Acme Metals Incorporated


We have reviewed the accompanying consolidated balance sheet as of March 29, 1998, the consolidated statements of operations for the three-month periods ended March 29, 1998 and March 30, 1997, and the consolidated statements of cash flows for the three-month periods ended March 29, 1998 and March 30, 1997 (the "consolidated financial information") of Acme Metals Incorporated and its subsidiaries. This consolidated financial information is the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 28, 1997, and the related consolidated statements of operations, of shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 23, 1998, except as to the Note entitled "Assets Held for Sale", which is as of March 10, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 28, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/      Price Waterhouse LLP
-----------------------------
Price Waterhouse LLP
Chicago, Illinois
May 7, 1998

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

The Company's operations are divided into two segments, the Steel
Making Segment and the Steel Fabricating Segment. The Steel Making Segment consists of Acme Steel and includes all of the facilities used in the manufacturing and finishing of flat rolled steel. The Steel Fabricating Segment includes the operations of Acme Packaging and Alpha Tube, both of which use flat rolled steel in their respective fabricating processes. Universal, which was sold on March 9, 1998, was an operating subsidiary within the Steel Fabricating Segment prior to that date.

Steel Making Segment. In September 1996, Acme Steel completed construction of the New Facility. The New Facility, which cost approximately $400 million (excluding capitalized interest and certain internal costs), allows Acme Steel to build on its strengths as a low cost producer of high quality liquid steel by increasing its overall efficiency and reducing its finished steel production costs. The first coil was produced at the New Facility on October 3, 1996. The New Facility is the world's first complex to produce hot rolled steel products by combining highly efficient mini-mill casting and rolling technology with the traditional high quality liquid steel produced via the blast furnace/basic oxygen furnace technology.

In February 1996, Acme Steel and its joint venture partner began construction of NACME, adjacent to the New Facility. NACME pickles, oils, slits and packages steel coils produced by the New Facility. Pickling operations at NACME began in December 1997. Due to a five-month delay in delivery of the slitting equipment to NACME, slitting operations did not begin until late in the second quarter of 1997.

Commencing in the fourth quarter of 1996, Acme Steel began phasing in the New Facility and concurrently phasing out the redundant ingot-based operations. The decommissioning of Acme Steel's old ingot-based steel making facility was completed in June 1997. During the first quarter of 1998, the New Facility operated on average at approximately 87 percent of its planned production levels. As part of ramping up the New Facility, Acme Steel has successfully produced 99 percent of the steel grades comprising Acme Steel's intended product mix.

In the second half of 1997, Acme Steel's ability to produce flat rolled steel outpaced steel finishing capability. A contributing factor was the delayed start-up of NACME's slitting equipment which resulted in a reliance on outside processors and adversely affected on-time shipping capabilities and results of operations. Acme Steel continues to work with NACME and other outside processors to improve slitting productivity and increase shipping capability.

During 1997 and the first quarter of 1998, Acme Steel's product mix was, and it continues to be, adversely affected by a substantial reduction of orders from its traditional niche customers in the high and mid-carbon, alloy, HSLA and processed, value-added steel product markets principally due to production start-up issues at the New Facility and the late delivery and slower than anticipated ramp-up of the slitting capabilities at the NACME facility. As a result, in

1997 Acme Steel shipped 120,000 fewer tons of its traditional higher margin niche products compared to 1996.

The Company had significant net losses in 1997 due to, among other factors, ongoing production cost inefficiencies resulting from the New
Facility operating at less than planned production levels (as a result of, among other factors, higher than anticipated unplanned delay rates and a slower than expected improvement in material yield performance), an adverse mix of products resulting in lower selling prices, operational issues at the NACME facility which led to reduced shipments and higher than desired inventory levels and increased depreciation and interest expense related to the New Facility. The production inefficiencies and the inventory buildup significantly reduced cash flow from operations. The production inefficiencies of the New Facility and adverse mix of products sold in 1997 are expected to continue throughout 1998, adversely affecting the Company's results of operations and cash flow. (See "Outlook")

Steel Fabricating Segment. The Steel Fabricating Segment recorded strong operating results. The operating income of these companies partially offset the operating losses of Acme Steel during the ramp-up at the New Facility and was relatively unaffected by the transitional issues faced by the Steel Making Segment.

RESULTS OF OPERATIONS
---------------------


                                                  For the Three Months Ended          For the Years Ended
                                                  --------------------------    ------------------------------------
                                                     March 29,      March 30,   Dec. 28,      Dec. 29,      Dec. 31,
                                                        1998         1997         1997         1996           1995
                                                   ------------   -----------  -------------------------------------
Net Sales                                              100.0%       100.0%       100.0%       100.0%       100.0%
                                                       -----        -----        -----        -----        -----
Costs and Expenses:
   Cost of products sold                                89.6         95.4         91.3         86.7         81.3
   Depreciation expense                                  6.4          8.0          7.9          3.2          2.5
                                                       -----        -----        -----        -----        -----
Gross margin                                             4.0         (3.4)         0.8         10.1         16.2
   Training and Pre-start-up--New Facility                                                      2.0
   Selling and administrative expense                    6.8          8.1          8.0          7.1          6.8
                                                       -----        -----        -----        -----        -----
Operating income (loss)                                 (2.8)       (11.5)        (7.2)         1.0          9.4
   Interest expense, net                                (7.5)        (7.6)        (8.4)        (0.1)        (1.3)
   Other non-operating income, net                       8.5                                    0.1          0.3
Income tax (benefit) provision                          (0.6)        (6.5)        (5.9)         0.5          3.0
                                                       -----        -----        -----        -----        -----
Income (loss) before extraordinary item
   and cumulative effect of a change in
   accounting principle                                 (1.2)       (12.6)        (9.7)         0.5          5.4
Extraordinary item, net of taxes                                                  (4.8)
Cumulative effect of a change in accounting
   principle, net of tax                                                          (1.3)
                                                       -----        -----        -----        -----        -----
Net income (loss)                                       (1.2)%      (12.6)%      (15.8)%        0.5%         5.4%
                                                       =====        =====        =====        =====        =====


First Quarter 1998 as compared to First Quarter 1997

NET SALES. Consolidated net sales of $145.0 million for the first quarter of 1998 were $19.7 million higher than the prior year. An increase in flat rolled product shipments as compared to the prior year was the primary reason for the increase in sales.

Steel Making Segment. In the first three months of 1998, net sales for the Steel Making Segment were $101.9 million, a $22.8 million or 29 percent increase over last year. Sales to unaffiliated customers increased 42 percent or $23.0 million while intersegment sales of $24.5 million were consistent with the first quarter of 1997. The increase in the unaffiliated shipments of flat rolled products was partially offset by lower selling prices and an adverse product mix in 1998 versus the prior year. (See "Outlook - Customers and Product Mix")

Steel Fabricating Segment. The Steel Fabricating Segment net sales of $67.6 million in 1998 were $3.4 million, or 5 percent below the comparable period in the prior year. A decrease in sales volume for the fabricating businesses, primarily as a result of the sale of Universal on March 9, 1998, was somewhat offset by slightly higher selling prices.

GROSS MARGIN. The gross margin for the first quarter of 1998 was $5.8 million which was $10.1 million higher than the gross loss of $4.3 million recorded during last year's comparable period. The increase in gross margin was due primarily to increased sales volume of flat rolled products, and lower operating costs at the Steel Making segment.

SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense was $9.9 million in the first quarter of 1998, $0.3 million lower than the prior year. Selling and administrative expenses represented approximately 7 percent of net sales in 1998 compared to 8 percent for the comparable period in 1997.

OPERATING INCOME/LOSS. The operating loss for the Company in the first quarter of 1998 of $4.0 million represents a $10.5 million improvement from the $14.5 million loss recorded during the same period in 1997.

Steel Making Segment. The Steel Making Segment recorded a $10.4 million loss from operations in the first quarter of 1998, which was $9.5 million less than the loss recorded in the comparable period in 1997 when Acme Steel was operating both the New Facility and the old ingot based operations.

The decreased loss in the first quarter of 1998 as compared to 1997 was due to increased flat rolled shipments combined with lower operating costs. The decrease in operating costs resulted from improved efficiency and increased production utilization at the New Facility along with the shut-down of Acme Steel's old ingot based primary rolling and hot-strip mill in mid-year 1997. Approximately 77 percent of steel shipments and 68 percent of gross margin in 1998 was attributable to external customers, as compared to 62 percent of shipments and 60 percent gross margin in the prior year. The remainder of sales in both periods was generated by sales to the Steel Fabricating Segment. (See "Outlook - Operating Losses")

Steel Fabricating Segment. The Steel Fabricating Segment's operating income of $6.4 million for the first quarter of 1998 was $1.0 million higher than in last year's comparable period, due primarily to lower raw material costs.

OTHER NON-OPERATING INCOME. Other non-operating income in March 1998 includes the stock sale of Universal, generating proceeds to the Company of $18.0 million and a gain of $12.0 million (included in the account caption as

"other-net" on the income statement). Proceeds from the sale of assets are restricted by the 1994 Indentures and the $175 million Credit Agreement dated as of December 18, 1997 (the "Senior Secured Credit Agreement") and have been deposited with the Trustee. Net proceeds from asset sales (including the Universal proceeds) of $17.4 million have been classified as restricted cash on the balance sheet at March 29, 1998. The Company is permitted to apply such proceeds to related business investments or to offer to redeem, on a pro rata basis, the remaining 1994 Notes. To the extent an offer to redeem the 1994 Notes is not accepted, such proceeds become unrestricted.

INTEREST INCOME. The decrease of $0.2 million in interest income is the result of reduced cash and investment balances.

INTEREST EXPENSE. Interest expense of $10.9 million for the three months ended March 29, 1998 was $1.1 million higher compared to the same period of the prior year. The higher interest expense in the first quarter of 1998 resulted from increased long term debt over the prior period, partially offset by lower interest rates.

INCOME TAXES. Income tax benefits from operations recorded in the first quarter of 1998 totaled $0.9 million based on an effective tax rate of 35 percent as compared to $8.2 million of tax benefit in the first quarter 1997, based on a 34 percent effective tax rate.

NET INCOME (LOSS). The Company recorded a loss of $1.7 million, or $0.14 per share in the first quarter of 1998 versus a loss of $15.9 million, or $1.36 per share, recorded in the first quarter of the prior year. Per share amounts for 1998 and 1997 are based on the weighted average number of common shares calculated on both the basic and fully diluted methods, which are equivalent in amount. Excluding a gain on sale of assets of $12.0 million ($7.8 million net of tax), or $0.67 per share, the net loss for the first quarter of 1998 would have been $9.5 million or $0.81 per share. (See "Sale of Universal Tool & Stamping Company, Inc." in "Notes to Unaudited Consolidated Financial Statements")

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liquidity requirements include working capital needs, cash interest payments and capital investments. The Company intends to finance its current operating and investing activities with existing cash balances, cash from operations and by borrowing against its $80 million Working Capital Facility. At March 29, 1998, the Company had no outstanding borrowings against its Working Capital Facility with $79.4 million available for borrowing.

Operating activities provided $22.9 million of cash in the first quarter of 1998 primarily due to a combination of the receipt of an income tax refund and a reduction of inventory levels. Investing activities used $27.9 million of cash due to a reclassification to restricted cash of $17.4 million and $10.5 million of cash payments for capital expenditures during the first quarter of 1998.

At the end of the first quarter of 1998, the Company's cash and cash equivalents balance was $14.7 million, up $8.2 million from the December 28, 1997 balance and the Company's long-term indebtedness was $420.9 million. Long-term debt decreased $3.8 million primarily due to the payment of Working Capital
Facility borrowings.

Capital expenditures totaled $6.2 million (on an accrual basis) during the first quarter of 1998. Total capital expenditures for the New Facility were $1.5 million. The remaining $4.7 million of capital expenditures were for the Acme Packaging plastic strapping lines, update of the Company's management information systems and the replacement and rehabilitation of various production facilities.


Working capital of $72.0 million at the end of the first quarter of 1998 was $20.1 million lower than the December 28, 1997 balance. The Company currently has a Working Capital Facility through January 2001, which provides each operating subsidiary borrowing availability with an overall limitation of $80 million. The Company's ratio of debt to total capitalization as of March 29, 1998 was .69 to 1. The short-term and long-term liquidity of the Company is dependent upon several factors, including steel selling prices, availability of capital, competitive and market forces, capital expenditures and general economic conditions. Moreover, the United States steel market is subject to cyclical fluctuations which may affect the amount of cash internally generated by the Company and the ability of the Company to obtain external financing. In addition, because of the Company's current leverage position, its financial flexibility is limited.

Since December 28, 1997, the Company and its lenders amended certain definitions and made other changes under its credit agreements to provide the Company with greater flexibility under the covenants contained in the agreements.

Although the Company believes the anticipated cash for future operations and borrowings under the Working Capital Facility will provide sufficient liquidity for the Company to meet its debt service requirements and fund ongoing operations, including required capital expenditures, there can be no assurance these or other possible sources will be adequate. (See "Outlook - Operating Losses")


OUTLOOK

The Company expects to continue recognizing losses during 1998 due to the operating performance of Acme Steel. Acme Steel is aggressively working to regain and improve orders from and deliveries to the higher margin niche product customers, optimize performance of the New Facility, reduce manufacturing costs and achieve design slitting capabilities at the NACME facility.

CUSTOMERS AND PRODUCT MIX. During 1997 and the first quarter of 1998,
Acme Steel experienced a substantial reduction in the average selling price per ton for sales to external customers due to competitive pressures and a substantial reduction in orders from its traditional higher margin niche customers in the markets for high- and mid-carbon, alloy, HSLA and processed valued-added products. The loss of orders from niche customers was due, principally, to the delivery performance caused by the slow ramp-up of the New Facility and of the slitting capabilities of the NACME facility. As a result, these customers were forced to obtain their steel from other sources. Acme Steel continues working to improve operating performance of the New Facility and slitting performance at the NACME facility. These actions are expected to improve delivery performance to the traditional, higher margin niche product customers and gradually improve product mix and margins.

PERFORMANCE OF NEW FACILITY. Acme Steel is in the process of ramping up the New Facility to planned shipping levels of 970,000 tons per year. The New Facility is operating at less than planned production levels and incurring ongoing cost inefficiencies due to, among other factors, a higher than expected rate of unplanned delays and a slower than expected improvement in material yield performance (raw steel to finished steel coil). These factors will continue to adversely affect the financial performance of Acme Steel and the consolidated results of the Company during 1998.

The Company believes it will achieve a substantial portion of the projected benefits of the New Facility by the end of 1998. When the New Facility reaches planned production levels, it is expected to reduce cash manufacturing costs by approximately $70 per ton from 1996 cash manufacturing costs. As of the first quarter of 1998, the Company had achieved cash cost savings related to the New Facility of approximately half the expected $70 per ton savings, excluding additional depreciation associated with the New Facility of approximately $24 per ton.

NACME FACILITY. During the first quarter of 1998, the NACME facility operated, on average, at approximately 60% of its planned slitting capability. NACME and Acme Steel are cooperating in efforts to improve the performance of the slitting operations.

OPERATING LOSSES. Should the Company incur greater than anticipated losses during 1998, the Company could be at risk of breaching certain of the financial covenants in its loan agreements (which become more restrictive in future periods), and absent relief from its lenders, the Company would have to consider financial alternatives to enable it to adequately fund its operations and meet all of its obligations.

There can be no assurances the Company will be able to satisfactorily resolve all of these concerns in the near term. No assurances can be given that the Company will not continue to experience operational difficulties, will achieve the projected cost benefits, will improve deliveries, improve material yield performance, or increase sales to its traditional niche market customers, or that financing will be available if required, or if available, whether such financing will be on terms satisfactory to the Company.

STEEL FABRICATING. For 1998, Steel Fabricating Segment earnings
(excluding Universal) are expected to remain relatively steady. Alpha Tube expects to complete the relocation and consolidation of its tube mills in mid-1998. The consolidation project will improve material handling capability, provide increased capacity of large diameter tubing and lower operating costs. Acme Packaging anticipates installation of the new plastic strapping lines will be completed during the second quarter of 1998.


FORWARD LOOKING STATEMENTS

Actual events might materially differ from those projected in the above forward looking statements. The timely and successful ramp-up of the New Facility and successful installation of new computer systems are important assumptions in the Company's projection of a fully operational facility and the related earnings benefits. If there are substantial unexpected production interruptions or other operating difficulties and if the New Facility fails to achieve certain production utilization and material yield goals, or NACME fails to achieve its planned slitting capabilities, the competitive and financial position of the Company could be materially adversely affected. In addition to uncertainties with respect to the New Facility, forward looking statements regarding all of the Company's businesses, but particularly the Steel Making Segment, are based on various economic assumptions. These assumptions include projections regarding: selling prices for the Company's products, costs for labor, energy, raw material, supplies, pensions and active and retiree medical care, volume or units of product sales, competitive developments in the marketplace by domestic and foreign competitors, including Asian steel companies in the midst of the current Asian economic downturn, and the competitive impact of the facilities which are expected to compete with the Company's products, general economic developments in the United States or abroad affecting the business of the Company's customers, including the strength of the U.S. dollar against other currencies and similar events which may affect the costs, price or volume of products sold by the Company.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", issued in June 1997, established standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and service, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is currently evaluating its disclosure requirements and expects to adopt this standard in its financial statements for the year ending December 27, 1998.

                           PART II. OTHER INFORMATION


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1998 Annual Meeting of Shareholders was held on April 23, 1998. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting, all of which are described in the Company's Proxy Statement dated March 25, 1998.

     1. The three nominees for election as Class III Directors listed in the Proxy Statement were elected:

              NAME                     VOTES FOR         VOTES WITHHELD
              ----                     ---------         --------------
         Reynold C. MacDonald          8,265,012            241,728
         Brian W. H. Marsden           8,330,313            176,427
         William P. Sovey              8,332,415            174,325

     2. The proposal to ratify the appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year 1998 was passed. (8,377,662 votes FOR, 85,536 votes ABSTAINED, 43,542 votes AGAINST)



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 10.1 - Second Amendment dated May 11, 1998 to Amended and
                        Restated Credit Agreement dated as of December 18, 1997

         Exhibit 10.2 - First Amendment dated May 4, 1998 to the $175 million
                        Credit Agreement dated as of December 18, 1997

         Exhibit 15   - Letter regarding unaudited interim financial information

         Exhibit 27   - Financial data schedule

     (b) Reports on Form 8-K
                        Report on Form 8-K filed on March 20, 1998 reported the sale by the Company on March 9, 1998 of Universal Tool
                        & Stamping Company, Inc.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ACME METALS INCORPORATED



Date:  May 12, 1998                 By: /s/ Jerry F. Williams
                                       ------------------------------------
                                        Jerry F. Williams
                                        Vice President - Finance and
                                        Administration and Chief Financial
                                        Officer
                                        (Principal Financial Officer)




                                    By: /s/ Derrick T. Bay
                                       ------------------------------------
                                        Derrick T. Bay
                                        Controller and Chief Accounting Officer
                                        (Principal Accounting Officer)