Form 10-Q
period 1998-06-28
ACME METALS INC /DE/
filed 1998-08-12
CIK 883702

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 28, 1998 or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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


Number of shares of Common Stock outstanding as of July 24, 1998: 11,677,520.



================================================================================

                       PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            ACME METALS INCORPORATED

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)


                                               For the Three Months Ended      For the Six Months Ended
                                               --------------------------      ------------------------
                                                 June 28,      June 29,          June 28,    June 29,
                                                   1998          1997              1998        1997
                                                   ----          ----              ----        ----
NET SALES                                      $  124,339    $  123,471        $  269,335    $  248,802

COSTS AND EXPENSES:
  Cost of products sold ....................      108,583       112,682           238,482       232,327
  Depreciation expense .....................        9,272         9,943            18,531        19,946
                                               ----------    ----------        ----------    ----------
Gross margin ...............................        6,484           846            12,322        (3,471)
  Selling and administrative expense .......        9,463        10,142            19,335        20,334
                                               ----------    ----------        ----------    ----------
Operating loss .............................       (2,979)       (9,296)           (7,013)      (23,805)

NON-OPERATING INCOME (EXPENSE):
  Interest expense .........................      (10,810)      (10,025)          (21,747)      (19,895)
  Interest income ..........................          490           107               629           460
  Other-net ................................                       (109)           12,257          (124)
                                               ----------    ----------        ----------    ----------
Loss before income taxes ...................      (13,299)      (19,323)          (15,874)      (43,364)
Income tax benefit .........................       (4,656)       (6,570)           (5,556)      (14,744)
                                               ----------    ----------        ----------    ----------

  Net loss..................................   $   (8,643)   $  (12,753)       $  (10,318)   $  (28,620)
                                               ==========    ==========        ==========    ==========

LOSS PER SHARE:

BASIC:
     Net loss ..............................   $    (0.74)   $    (1.10)       $    (0.88)   $    (2.46)
                                               ==========    ==========        ==========    ==========
     Weighted average outstanding shares ...   11,679,874    11,631,373        11,670,769    11,628,214
                                               ==========    ==========        ==========    ==========

DILUTED:
     Net loss ..............................   $    (0.74)   $    (1.10)       $    (0.88)   $    (2.46)
                                               ==========    ==========        ==========    ==========
     Weighted average outstanding shares ...   11,679,874    11,631,373        11,670,769    11,628,214
                                               ==========    ==========        ==========    ==========





    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)


                                                                                         (Unaudited)
                                                                                          June 28,     December 28,
                                                                                            1998           1997
                                                                                            ----           ----
                                                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........................................................     $  27,234     $   6,454
  Accounts receivable trade, less allowances of $1,298, and $1,296, respectively.....        64,014        59,646
  Inventories........................................................................        67,006        81,630
  Income tax receivable..............................................................         1,346        24,936
  Net assets held for sale...........................................................                       3,808
  Deferred income taxes..............................................................        14,082        14,082
  Other current assets...............................................................         2,085         1,887
                                                                                          ---------     ---------
    Total current assets.............................................................       175,767       192,443
                                                                                          ---------     ---------
INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies................................................        18,338        17,395
  Other assets.......................................................................        19,680        20,357
  Deferred income taxes..............................................................        54,092        48,536
                                                                                          ---------     ---------
    Total investments and other assets...............................................        92,110        86,288
                                                                                          ---------     ---------
PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment......................................................       857,630       854,445
  Construction in progress...........................................................        20,799         9,747
  Accumulated depreciation...........................................................      (332,593)     (313,842)
                                                                                          ---------     ---------
    Total property, plant and equipment..............................................       545,836       550,350
                                                                                          ---------     ---------
                                                                                          $ 813,713     $ 829,081
                                                                                          =========     =========

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...................................................................     $  51,783     $  64,691
  Accrued expenses...................................................................        43,106        34,109
  Current installments of long-term debt.............................................         1,150         1,500
                                                                                          ---------     ---------
    Total current liabilities........................................................        96,039       100,300
                                                                                          ---------     ---------
LONG-TERM LIABILITIES:
  Long-term debt.....................................................................       421,085       423,243
  Other long-term liabilities........................................................        17,482        17,791
  Postretirement benefits other than pensions........................................        96,611        95,814
  Retirement benefit plans...........................................................         5,985         5,590
                                                                                          ---------     ---------
    Total long-term liabilities......................................................       541,163       542,438
                                                                                          ---------     ---------
Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, 2,000,000 shares authorized, no shares issued
  Common stock, $1 par value, 20,000,000 shares authorized, 11,677,520 and 11,627,380
    shares issued and outstanding, respectively......................................        11,678        11,627
  Additional paid-in capital.........................................................       166,042       165,608
  Retained earnings..................................................................        11,110        21,427
  Accumulated other comprehensive loss...............................................       (12,319)      (12,319)
                                                                                          ---------     ---------
    Total shareholders' equity.......................................................       176,511       186,343
                                                                                          ---------     ---------
                                                                                          $ 813,713     $ 829,081
                                                                                          =========     =========

         The accompanying notes are an integral part of this statement.

                            ACME METALS INCORPORATED

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)




                                                              For The Six Months Ended
                                                              ------------------------
                                                               June 28,      June 29,
                                                                 1998          1997
                                                              ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................................     $ (10,318)    $ (28,620)
  ADJUSTMENTS TO RECONCILE LOSS TO
    NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES:
       Gain on assets held for sale .....................       (12,000)
       Depreciation .....................................        18,941        20,229
       Accretion of senior discount notes ...............                       7,368
       Deferred income taxes ............................        (5,556)      (14,744)
       CHANGE IN OPERATING ASSETS AND LIABILITIES:
           Accounts receivables .........................          (885)       (6,289)
           Income tax receivable ........................        23,590
           Inventories ..................................        15,928         7,440
           Accounts payable .............................       (10,651)      (19,088)
           Other current accounts .......................        13,291         1,893
       Other, net .......................................        (6,802)        4,289
                                                              ---------     ---------
  Net cash (used for) provided by operating activities ..        25,538       (27,522)
                                                              ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments ...............................                        (331)
  Sales and/or maturities of investments ................                      12,148
  Capital expenditures-New Facility .....................        (8,235)       (8,451)
  Capital expenditures ..................................        (9,007)       (7,164)
                                                              ---------     ---------
  Net cash used for investing activities ................       (17,242)       (3,798)
                                                              ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of long-term debt .............................        (1,000)
  Proceeds from assets held for sale ....................        18,000
  Borrowings under revolving credit line agreement ......       129,750        13,500
  Repayment of revolving credit line agreement ..........      (134,750)      (11,000)
  Exercise of stock options and other ...................           484           355
                                                              ---------     ---------
  Net cash provided by financing activities .............        12,484         2,855
                                                              ---------     ---------

  Net increase (decrease) in cash and cash equivalents ..        20,780       (28,465)
  Cash and cash equivalents at beginning of period ......         6,454        33,224
                                                              ---------     ---------
  Cash and cash equivalents at end of period ............     $  27,234     $   4,759
                                                              =========     =========






    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF PRESENTATION:

The accompanying financial statements for the periods ended June 28, 1998 and June 29, 1997 are unaudited. The statements should be read in conjunction with the audited financial statements included in the Company's 1997 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such financial statements have been included. The financial statements have been subjected to a limited review by PricewaterhouseCoopers LLP, the Company's independent accountants, whose report appears on page 19 of this filing. Such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of
Section 11 of such Act do not apply.

The Company's fiscal year ends on December 27, 1998 and will contain 52 weeks. Second quarter results for 1998 and 1997 cover 13-week periods.


SEGMENT INFORMATION:

The Company presents its operations in two segments, Steel Making and Steel Fabricating.

Steel Making operations, conducted through Acme Steel Company ("Acme Steel"), include the manufacture of flat rolled steel in low-, mid-, and high-carbon, alloy and special grades. Principal markets include agricultural, automotive, industrial equipment, industrial fasteners, welded steel tubing, processor and tool manufacturing industries.

The Steel Fabricating Segment is conducted through Acme Packaging Corporation ("Acme Packaging"), Alpha Tube Corporation ("Alpha Tube"), and until March 9, 1998, Universal Tool & Stamping Company, Inc. ("Universal"). Acme Packaging manufactures, processes and distributes steel and plastic strapping, strapping tools and industrial packaging materials. Alpha Tube manufactures and distributes welded steel tube. Universal manufactured and distributed auto and light truck jacks. Principal markets of the Steel Fabricating Segment include agricultural, automotive, brick, construction, forest and paper products, appliance, heating and cooling equipment, household and leisure equipment, truck exhaust and wholesalers.

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

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


                                                     For The                    For The
                                               Three Months Ended           Six Months Ended
                                              --------------------        ---------------------
                                              June 28,    June 29,        June 28,     June 29,
                                                1998        1997            1998         1997
                                              --------    --------        --------     --------
                                                  (in thousands, except for operating data)
 Net Sales:
   Steel Making:
     Sales to unaffiliated customers          $ 66,939    $ 49,964        $144,312     $104,331
     Intersegment sales                         20,248      25,031          44,768       49,785
                                              --------    --------        --------     --------
                                                87,187      74,995         189,080      154,116
   Steel Fabricating:
     Sales to unaffiliated customers            57,400      73,507         125,023      144,471
     Intersegment sales                            183         279             390          577
                                              --------    --------        --------     --------
                                                57,583      73,786         125,413      145,048
     Eliminations                              (20,431)    (25,310)        (45,158)     (50,362)
                                              --------    --------        --------     --------
   Total                                      $124,339    $123,471        $269,335     $248,802
                                              ========    ========        ========     ========

 Income (loss) from Operations:
     Steel Making                             $ (8,780)   $(16,671)       $(19,199)    $(36,596)
     Steel Fabricating                           5,801       7,375          12,186       12,791
                                              --------    --------        --------     --------
   Total                                      $ (2,979)   $ (9,296)       $ (7,013)    $(23,805)
                                              ========    ========        ========     ========

 Depreciation:
     Steel Making                             $  8,482    $  9,071        $ 16,967     $ 18,295
     Steel Fabricating                             974       1,004           1,938        1,926
     Corporate                                      19           3              36            8
                                              --------    --------        --------     --------
   Total                                      $  9,475    $ 10,078        $ 18,941     $ 20,229
                                              ========    ========        ========     ========

 Capital Expenditures:
     Steel Making                             $  3,064    $  8,215        $  5,108     $ 18,780
     Steel Fabricating                           4,876       1,986           8,979        3,835
     Corporate                                      70           8             142           53
                                              --------    --------        --------     --------
   Total                                      $  8,010    $ 10,209        $ 14,229     $ 22,668
                                              ========    ========        ========     ========

Operating Data (in tons)
   Steel Production (hot band)                 231,137     167,413         452,591      359,291
   Steel Shipments (flat rolled)               212,695     157,761         465,426      322,070

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

INVENTORIES:

Inventories as determined on the last-in, first-out method are summarized as follows:

                                                            June 28,    December 28,
                                                              1998          1997
                                                            --------    ------------
                                                           (unaudited)
                                                                (in thousands)
  Raw materials                                             $ 11,800        $ 13,510
  Semi-finished and finished products                         48,424          62,126
  Supplies                                                     6,782           5,994
                                                            --------        --------
                                                            $ 67,006        $ 81,630
                                                            ========        ========

PROPERTY, PLANT AND EQUIPMENT:

The Company has capitalized expenditures related to the construction of a continuous thin slab caster and hot strip mill ("New Facility") totaling $462.0 million at June 28, 1998. Total cash payments for the New Facility in the second quarter of 1998 were $1.0 million. Accrued payments to the general contractor at June 28, 1998 and June 29, 1997 include accounts payable of $9.1 million and $19.0 million, respectively, while the accrual at December 28, 1997 was $15.5 million. Due to the non-cash nature of such payables at each date they have been excluded from the Statements of Cash Flows. The remainder of capital expenditures was primarily for the plastic strapping lines, an upgrade of the management information systems, and, to a lesser extent, the replacement and rehabilitation of various production facilities.

LONG-TERM DEBT:

The Company's long-term debt (including current maturities) at June 28, 1998 and December 28, 1997 is summarized as follows:

                                                            June 28,    December 28,
                                                              1998          1997
                                                            --------    ------------
                                                           (unaudited)
                                                                (in thousands)
   10.875 percent Senior Unsecured Notes, net of discount   $198,581        $198,506
   Senior Secured Credit Agreement                           174,500         175,000
   12.5 percent Senior Secured Notes                          17,623          17,623
   13.5 percent Senior Secured Discount Notes                    669             669
   Note Payable                                                5,500           6,000
   Environmental Improvement Bonds 7.95 percent               11,345          11,345
   Environmental Improvement Bonds 7.90 percent                8,585           8,585
   Working Capital Facility                                                    5,000
   Capitalized lease                                           5,432           2,015
                                                            --------        --------
                                                            $422,235        $424,743
                                                            ========        ========

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



CASH FLOWS:

Cash payments for interest expense were $15.5 million during the first six months of 1998 and $11.1 million in the first six months of 1997. Cash transactions in the second quarter of 1998 for the New Facility are discussed in the Property, Plant and Equipment footnote.


COMPREHENSIVE INCOME:

During the quarter ending March 29, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the Company to disclose, in financial statement format, all non-owner changes in equity. There was no effect on equity due to the adoption of SFAS No. 130 through the first six months of 1998.


COMMITMENTS AND CONTINGENCIES:

Acme Steel's interest in an iron ore mining joint venture requires payment of its proportionate share of all fixed operating costs, regardless of the quantity of ore received, plus the variable operating costs of minimum ore production for Acme Steel's account. Normally, Acme Steel reimburses the joint venture for these costs through its purchase of ore.

Acme Steel's interest in NACME Steel Processing, L.L.C., formed to pickle, oil, and slit steel products ("NACME"), requires Acme Steel to comply with certain tonnage provision guarantees and cost plus return on investment payments.

The Company has long-term operating lease commitments, principally for building space for its Alpha Tube subsidiary and for various computer hardware and software. The lease agreement for the Alpha Tube subsidiary contains provisions for the Company to guarantee the lessor a recovery of a fixed percentage of its interest in the property upon termination of the lease. In the event the Company does not maintain compliance with financial covenants which are consistent with those of the Company's $80 million Amended and Restated Credit Agreement dated as of December 18, 1997, as amended (the "Working Capital Facility"), the Company could be required to purchase the lessors' interest in the property.

                            ACME METALS INCORPORATED

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


The Company is subject to various Federal, state and local environmental statutes and regulations which provide a comprehensive program for controlling the release of materials into the environment and require responsible parties to remediate certain waste disposal sites. In addition, various health and safety statutes and regulations apply to the work-place environment. Administrative, civil and criminal penalties may be applicable for failure to comply with these laws. These environmental laws and regulations are subject to periodic revision and modification. The United States Environmental Protection Agency, for example, has recently issued new and revised National Air Quality Standards for particulate matter and ozone. From time to time, the Company is also involved in administrative proceedings involving the issuance, or renewal, of environmental permits relating to the conduct of its business. The final issuance of these permits have been resolved on terms satisfactory to the Company; and, in the future, the Company expects such permits will similarly be resolved on satisfactory terms.

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

On March 17, 1994, the Company received a Statutory Notice of Deficiency in the amount of $16.9 million in tax as a result of the Internal Revenue Service's examination of the 1982-1984 tax years. During 1997 Interlake and the Internal Revenue Service settled significantly all issues that created the additional tax, reducing the additional tax to $5.1 million. Substantial interest could also be due (potentially in an amount greater than the $5.1 million tax claimed). The taxes claimed relate principally to adjustments for which the Company is indemnified by Interlake pursuant to the TIA. The Company has adequate reserves to cover that portion for which it believes it may be responsible per the TIA. To date, Interlake has met its obligations under the TIA with respect to all covered matters. In the event that Interlake, for any reason, were unable to fulfill its obligations under the TIA, the Company could have increased future obligations.

The Company's subsidiaries also have various litigation matters pending which arise out of the ordinary course of their businesses. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position of the Company.

                            ACME METALS INCORPORATED

                             (dollars in thousands)

GUARANTOR'S FINANCIAL STATEMENTS

     In December 1997, Acme Metals Incorporated, as issuer, and Acme Steel Company, a wholly owned subsidiary of the Company, as guarantor, entered into an offering pursuant to which $200 million of 10.875 percent Senior Unsecured Notes due 2007 were offered pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Act"). See Exhibit 4.17 to the Company's Annual Report on Form 10K for the fiscal year ended December 28, 1997. In June, 1998, the Company registered the Senior Unsecured Notes under the Act.

     Following is unaudited consolidating condensed financial information pertaining to the Company and its subsidiary guarantor and its subsidiary nonguarantors.

                                                         FOR THE THREE MONTHS ENDED JUNE 28, 1998
                                            ==================================================================
                                                                     SUBSIDIARY
                                                        SUBSIDIARY      NON                          TOTAL
                                             PARENT     GUARANTOR    GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                            --------    ----------   ----------   ------------    ------------
Net Sales                                   $           $  87,187    $   57,583   $    (20,431)   $    124,339

Cost and expenses                                          90,999        47,287        (20,431)        117,855

                                            --------    ---------    ----------   ------------    ------------
Gross margin                                               (3,812)       10,296                          6,484

Selling and administrative expense                          5,067         4,396                          9,463
                                            --------    ---------    ----------   ------------    ------------
Operating income (loss)                                    (8,879)        5,900                         (2,979)

Net interest income (expense) and other        4,446      (14,036)         (730)                       (10,320)
                                            --------    ---------    ----------   ------------    ------------

Income (loss) before income taxes              4,446      (22,915)        5,170                        (13,299)

Income tax provision (benefit)                 1,582       (8,111)        1,873                         (4,656)
                                            --------    ---------    ----------   ------------    ------------

Net income (loss) before equity
 adjustment                                    2,864      (14,804)        3,297                         (8,643)


Equity loss in subsidiaries                  (11,507)                                   11,507

                                            --------    ---------    ----------   ------------    ------------
Net income (loss)                           $ (8,643)   $ (14,804)   $    3,297   $     11,507    $     (8,643)
                                            ========    =========    ==========   ============    ============

                            ACME METALS INCORPORATED

                             (dollars in thousands)

                                                       FOR THE THREE MONTHS ENDED JUNE 29, 1997
                                          ==================================================================
                                                                  SUBSIDIARY
                                                     SUBSIDIARY       NON                           TOTAL
                                           PARENT    GUARANTOR    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                          --------   ----------   ----------    ------------    ------------
Net Sales                                 $          $  74,995    $   73,786    $    (25,310)   $    123,471

Cost and expenses                                       86,673        61,262         (25,310)        122,625

                                          --------   ---------    ----------    ------------    ------------
Gross margin                                           (11,678)       12,524                             846

Selling and administrative                               4,993         5,149                          10,142
                                          --------   ---------    ----------    ------------    ------------
Operating income (loss)                                (16,671)        7,375                          (9,296)


Net interest income (expense) and other      4,786     (13,977)         (836)                        (10,027)
                                          --------   ---------    ----------    ------------    ------------

Income (loss) before income taxes            4,786     (30,648)        6,539                         (19,323)

Income tax provision (benefit)               1,392     (10,236)        2,274                          (6,570)
                                          --------   ---------    ----------    ------------    ------------

Net income (loss) before equity
 adjustment                                  3,394     (20,412)        4,265                         (12,753)

Equity loss in subsidiaries                (16,147)                                   16,147

                                          --------   ---------    ----------    ------------    ------------
Net income (loss)                         $(12,753)  $ (20,412)   $    4,265    $     16,147    $    (12,753)
                                          ========   =========    ==========    ============    ============

                            ACME METALS INCORPORATED

                             (dollars in thousands)


                                                        FOR THE SIX MONTHS ENDED JUNE 28, 1998
                                         ====================================================================
                                                                   SUBSIDIARY
                                                     SUBSIDIARY       NON                           TOTAL
                                          PARENT     GUARANTOR     GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                         --------    ----------    ----------    ------------    ------------
Net Sales                                $           $ 189,080     $  125,413    $    (45,158)   $    269,335

Cost and expenses                                      198,179        103,992         (45,158)        257,013

                                         --------    ---------     ----------    ------------    ------------
Gross margin                                            (9,099)        21,421                          12,322

Selling and administrative expense                      10,199          9,136                          19,335
                                         --------    ---------     ----------    ------------    ------------
Operating income (loss)                                (19,298)        12,285                          (7,013)

Interest income (expense)                   8,263      (27,507)        10,383                          (8,861)
                                         --------    ---------     ----------    ------------    ------------

Income (loss) before income taxes,          8,263      (46,805)        22,668                         (15,874)

Income tax provision (benefit)              3,037      (16,345)         7,752                          (5,556)
                                         --------    ---------     ----------    ------------    ------------

Net income (loss) before equity
 adjustment                                 5,226      (30,460)        14,916                         (10,318)


Equity loss in subsidiaries               (15,544)                                     15,544

                                         --------    ---------     ----------    ------------    ------------
Net income (loss)                        $(10,318)   $ (30,460)    $   14,916    $     15,544    $    (10,318)
                                         ========    =========     ==========    ============    ============

                            ACME METALS INCORPORATED

                             (dollars in thousands)

                                                         FOR THE SIX MONTHS ENDED JUNE 29, 1997
                                            =================================================================
                                                                    SUBSIDIARY
                                                       SUBSIDIARY       NON                         TOTAL
                                             PARENT    GUARANTOR    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                            --------   ----------   ----------    ------------   ------------
Net Sales                                   $          $ 154,116    $  145,048    $    (50,362)  $    248,802

Cost and expenses                                        180,887       121,748         (50,362)       252,273

                                            --------   ---------    ----------    ------------   ------------
Gross margin                                             (26,771)       23,300                         (3,471)

Selling and administrative                                 9,825        10,509                         20,334
                                            --------   ---------    ----------    ------------   ------------
Operating income (loss)                                  (36,596)       12,791                        (23,805)


Net interest income (expense) and other        9,342     (27,450)       (1,451)                       (19,559)
                                            --------   ---------    ----------    ------------   ------------

Income (loss) before income taxes              9,342     (64,046)       11,340                        (43,364)

Income tax provision (benefit)                 2,825     (21,532)        3,963                        (14,744)
                                            --------   ---------    ----------    ------------   ------------

Net income (loss) before equity
 adjustment                                    6,517     (42,514)        7,377                        (28,620)

Equity loss in subsidiaries                  (35,137)                                   35,137

                                            --------   ---------    ----------    ------------   ------------
Net income (loss)                           $(28,620)  $ (42,514)   $    7,377    $     35,137   $    (28,620)
                                            ========   =========    ==========    ============   ============

                            ACME METALS INCORPORATED

                             (dollars in thousands)


                                                                              AS OF JUNE 28, 1998
                                                    ========================================================================
                                                                                SUBSIDIARY
                                                                 SUBSIDIARY        NON                              TOTAL
      ASSETS                                         PARENT      GUARANTOR      GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                    --------     ----------     ----------     ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                         $ 26,656     $              $      578     $                $     27,234
  Accounts receivable, net                               108         34,596         29,310                            64,014
  Income tax receivable                                1,346                                                           1,346
  Inventories                                                        45,129         23,128           (1,251)          67,006
  Deferred income taxes                               14,082                                                          14,082
  Other current assets                                   533          1,490             62                             2,085
  Due to (from) affiliates                           479,981       (448,212)       (33,020)           1,251
                                                    --------     ----------     ----------     ------------     ------------
    Total current assets                             522,706       (366,997)        20,058                           175,767
                                                    --------     ----------     ----------     ------------     ------------

INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies                 24,558         18,338                         (24,558)          18,338
  Other assets                                        15,431          4,112            137                            19,680
  Deferred income taxes                               54,092                                                          54,092
                                                    --------     ----------     ----------     ------------     ------------
    Total investments and other assets                94,081         22,450            137          (24,558)          92,110
                                                    --------     ----------     ----------     ------------     ------------

PROPERTY, PLANT AND EQUIPMENT- Net:                      323        510,206         35,307                           545,836
                                                    --------     ----------     ----------     ------------     ------------
                                                    $617,110     $  165,659     $   55,502     $    (24,558)    $    813,713
                                                    ========     ==========     ==========     ============     ============

   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses             $  4,669     $   74,704     $   15,516     $                $     94,889
  Current maturities of long-term debt                 1,000            150                                            1,150
                                                    --------     ----------     ----------     ------------     ------------
    Total current liabilities                          5,669         74,854         15,516                            96,039
                                                    --------     ----------     ----------     ------------     ------------

LONG-TERM LIABILITIES:
  Long-term debt                                     415,735          5,350                                          421,085
  Other long-term liabilities                         14,974          2,508                                           17,482
  Postretirement benefits other than pensions          1,801         80,492         14,318                            96,611
  Retirement benefit plans                             2,420          4,861         (1,296)                            5,985
                                                    --------     ----------     ----------     ------------     ------------
    Total long-term liabilities                      434,930         93,211         13,022                           541,163
                                                    --------     ----------     ----------     ------------     ------------

SHAREHOLDERS' EQUITY (DEFICIT):                      176,511         (2,406)        26,964          (24,558)         176,511

                                                    --------     ----------     ----------     ------------     ------------
                                                    $617,110     $  165,659     $   55,502     $    (24,558)    $    813,713
                                                    ========     ==========     ==========     ============     ============

                            ACME METALS INCORPORATED

                             (dollars in thousands)

                                                                               DECEMBER 28, 1997
                                                   =========================================================================
                                                                               SUBSIDIARY
                                                                SUBSIDIARY         NON                              TOTAL
      ASSETS                                        PARENT      GUARANTOR      GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                                   --------     ----------     ----------      ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                        $            $    3,016     $    3,438      $                $      6,454
  Accounts receivable, net                                          33,154         26,492                             59,646
  Income tax receivable                              24,936                                                           24,936
  Inventories                                                       58,657         23,990            (1,017)          81,630
  Net assets held for sale                                                          3,808                              3,808
  Deferred income taxes                              14,082                                                           14,082
  Other current assets                                  614          1,145            128                              1,887
  Due to (from) affiliates                          460,541       (434,649)       (26,909)            1,017
                                                   --------     ----------     ----------      ------------     ------------
    Total current assets                            500,173       (338,677)        30,947                            192,443
                                                   --------     ----------     ----------      ------------     ------------

INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies                60,882         17,395                          (60,882)          17,395
  Other assets                                       14,629          4,391          1,337                             20,357
  Deferred income taxes                              48,536                                                           48,536
                                                   --------     ----------     ----------      ------------     ------------
    Total investments and other assets              124,047         21,786          1,337           (60,882)          86,288
                                                   --------     ----------     ----------      ------------     ------------

PROPERTY, PLANT AND EQUIPMENT                           217        522,096         28,037                            550,350
                                                   --------     ----------     ----------      ------------     ------------
                                                   $624,437     $  205,205     $   60,321      $    (60,882)    $    829,081
                                                   ========     ==========     ==========      ============     ============

   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses            $  5,157     $   79,310     $   14,333      $                 $    98,800
  Current installments of long-term debt              1,000            500                                             1,500
                                                   --------     ----------     ----------      ------------     ------------
    Total current liabilities                         6,157         79,810         14,333                            100,300
                                                   --------     ----------     ----------      ------------     ------------

LONG-TERM LIABILITIES:
  Long-term debt                                    412,743         10,500                                           423,243
  Other long-term liabilities                        14,939          2,852                                            17,791
  Postretirement benefits other than pensions         1,731         79,803         14,280                             95,814
  Retirement benefit plans                            2,524          4,186         (1,120)                             5,590
                                                   --------     ----------     ----------      ------------     ------------
    Total long-term liabilities                     431,937         97,341         13,160                            542,438
                                                   --------     ----------     ----------      ------------     ------------

SHAREHOLDERS' EQUITY (DEFICIT):                     186,343         28,054         32,828           (60,882)         186,343
                                                   --------     ----------     ----------      ------------     ------------
                                                   $624,437     $  205,205     $   60,321      $    (60,882)     $   829,081
                                                   ========     ==========     ==========      ============     ============

                            ACME METALS INCORPORATED

                             (dollars in thousands)

                                                                            FOR THE SIX MONTHS ENDED JUNE 28, 1998
                                                            =====================================================================
                                                                                         SUBSIDIARY
                                                                         SUBSIDIARY         NON                         TOTAL
                                                             PARENT      GUARANTOR       GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                            --------     ----------      ----------   ------------   ------------
NET CASH FLOWS (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                                      $  6,034     $   13,964      $    5,540   $              $     25,538
                                                            --------     ----------      ----------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                        (142)       (11,480)         (5,620)                      (17,242)
                                                            --------     ----------      ----------   ------------   ------------
    Net cash used for investing activities                      (142)       (11,480)         (5,620)                      (17,242)
                                                            --------     ----------      ----------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving credit agreement                             129,750                                       129,750
    Repayments of revolving credit agreement                               (134,750)                                     (134,750)
    Payment of long term debt                                   (500)          (500)                                       (1,000)
    Proceeds from assets held for sale                                                       18,000                        18,000
    Payment of intercompany dividend                          20,780                        (20,780)
    Exercise of stock options and other                          484                                                          484
                                                            --------     ----------      ----------   ------------   ------------
    Net cash (used for) provided by financing activities      20,764         (5,500)         (2,780)                       12,484
                                                            --------     ----------      ----------   ------------   ------------

    Net increase (decrease) in cash and
      cash equivalents                                        26,656         (3,016)         (2,860)                       20,780
    Cash and cash equivalents at
      beginning of period                                                     3,016           3,438                         6,454
                                                            --------     ----------      ----------   ------------   ------------
    Cash and cash equivalents at
      end of period                                         $ 26,656     $               $      578   $              $     27,234
                                                            ========     ==========      ==========   ============   ============

                            ACME METALS INCORPORATED

                             (dollars in thousands)


                                                                            FOR THE SIX MONTHS ENDED JUNE 29, 1997
                                                             ====================================================================
                                                                                         SUBSIDIARY
                                                                          SUBSIDIARY         NON                         TOTAL
                                                               PARENT     GUARANTOR      GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                             ---------    ----------     ----------   ------------   ------------
NET CASH FLOWS (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                                       $(32,868)    $    2,920     $    2,426   $              $    (27,522)
                                                             --------     ----------     ----------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales and/or maturities of
      investments, net of purchases                            11,817                                                      11,817
    Capital expenditures                                          (53)       (11,727)        (3,835)                      (15,615)
                                                             --------     ----------     ----------   ------------   ------------
    Net cash (used for) provided by investing activities       11,764        (11,727)        (3,835)                       (3,798)
                                                             --------     ----------     ----------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving credit agreement                               13,500                                       13,500
    Repayments of revolving credit agreement                                 (11,000)                                     (11,000)
    Exercise of stock options and other                           355                                                         355
                                                             --------     ----------     ----------   ------------   ------------
    Net cash provided by financing activities                     355          2,500                                        2,855
                                                             --------     ----------     ----------   ------------   ------------

    Net increase decrease in cash and
      cash equivalents                                        (20,749)        (6,307)        (1,409)                      (28,465)
    Cash and cash equivalents at
      beginning of period                                      24,306          6,307          2,611                        33,224
                                                             --------     ----------     ----------   ------------   ------------
    Cash and cash equivalents at
      end of period                                          $  3,557     $              $    1,202   $              $      4,759
                                                             ========     ==========     ==========   ============   ============

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Shareholders of
Acme Metals Incorporated


We have reviewed the accompanying consolidated balance sheet as of June 28, 1998, the consolidated statements of operations for the three and six-month periods ended June 28, 1998 and June 29, 1997, and the consolidated statements of cash flows for the six-month periods ended June 28, 1998 and June 29, 1997 (the "consolidated financial information") of Acme Metals Incorporated and its subsidiaries. This consolidated financial information is the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 28, 1997, and the related consolidated statements of operations, of shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 23, 1998, except as to the Note entitled "Assets Held for Sale", which is as of March 10, 1998, and except as to the Note entitled "Summary of Significant Accounting Policies - Comprehensive Income", which is as of May 8, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 28, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Chicago, Illinois
August 11, 1998

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

Commencing in the fourth quarter of 1996, Acme Steel began phasing in the New Facility and concurrently phasing out the redundant ingot-based operations. The decommissioning of Acme Steel's old ingot-based steel making facility was completed in June 1997. During the first half of 1998, the New Facility operated on average at approximately 89 percent of its planned production levels. As part of ramping up the New Facility, Acme Steel has successfully produced substantially all of the steel grades comprising Acme Steel's intended product mix.

Acme Steel and its partner operate NACME adjacent to the New Facility. NACME pickles, oils, slits and packages steel coils produced by the New Facility. Pickling operations at NACME began in December 1996. Due to a five-month delay in delivery of the slitting equipment to NACME, slitting operations did not begin until late in the second quarter of 1997.

In the second half of 1997, Acme Steel's ability to produce flat rolled steel outpaced steel finishing capability. A contributing factor was the delayed start-up of NACME's slitting equipment which resulted in a reliance on outside processors and adversely affected on-time shipping capabilities and results of operations.

During the first half of 1998, Acme Steel's product mix continued to be adversely affected by a substantial reduction of orders from its traditional niche customers in the high- and mid-carbon, alloy, HSLA and processed, value-added steel product markets principally due to prior year production start-up issues at the New Facility and the late delivery and slower than anticipated ramp-up of the slitting capabilities at the NACME facility.

The Company had significant net losses in 1997, and, to a lesser extent, in the first half of 1998, due to, among other factors, ongoing production cost inefficiencies resulting from the New Facility operating at less than planned production levels (e.g., higher than anticipated unplanned delay rates and slower than expected improvement in material yield performance), an adverse mix of products resulting in lower selling prices, operational issues at the NACME facility which led to reduced shipments and higher than desired inventory levels, and increased depreciation and interest expense related to the New Facility. The production inefficiencies and the 1997 inventory buildup has significantly reduced cash flow from operations. The production inefficiencies of the New Facility and adverse mix of products sold are expected to continue throughout 1998, adversely affecting the Company's results of operations and cash flow. (See "Outlook")

Steel Fabricating Segment. The Steel Fabricating Segment recorded strong operating results, despite a decrease in sales volume. The operating income of these companies partially offset the operating losses of Acme Steel during the first half of 1998 and was relatively unaffected by the transitional issues faced by the Steel Making Segment.


RESULTS OF OPERATIONS

                                          For the Six Months Ended        For the Years Ended
                                          ------------------------        -------------------
                                             June 28,   June 29,     Dec. 28,   Dec. 29,   Dec. 31,
                                               1998        1997        1997       1996       1995
                                             --------   --------     --------   --------   --------
NET SALES                                       100.0%     100.0%       100.0%     100.0%     100.0%
                                             --------   --------     --------   --------   --------
COSTS AND EXPENSES:
 Cost of products sold                           88.5       93.4         91.3       86.7       81.3
 Depreciation expense                             6.9        8.0          7.9        3.2        2.5
                                             --------   --------     --------   --------   --------
Gross margin                                      4.6       (1.4)         0.8       10.1       16.2
 Training and Pre-start-up-New Facility                                              2.0
 Selling and administrative expense               7.2        8.2          8.0        7.1        6.8
                                             --------   --------     --------   --------   --------
Operating income (loss)                          (2.6)      (9.6)        (7.2)       1.0        9.4
 Interest expense, net                           (7.9)      (7.8)        (8.4)      (0.1)      (1.3)
 Other non-operating income, net                  4.6                                0.1        0.3
Income tax (benefit) provision                   (2.1)      (5.9)        (5.9)       0.5        3.0
                                             --------   --------     --------   --------   --------
Income (loss) before extraordinary item
 and cumulative effect of a change in
 accounting principle                            (3.8)     (11.5)        (9.7)       0.5        5.4
Extraordinary item, net of taxes                                         (4.8)
Cumulative effect of a change in accounting
 principle, net of tax                                                   (1.3)
                                             --------   --------     --------   --------   --------
Net income (loss)                                (3.8)%    (11.5)%      (15.8)%      0.5%       5.4%
                                             ========   ========     ========   ========   ========

Second Quarter 1998 as compared to Second Quarter 1997

NET SALES. Consolidated net sales of $124.3 million in the second quarter of 1998 were $0.9 million higher than second quarter 1997 net sales. Sales increases at the Steel Making Segment were mostly offset by sales decreases at the Steel Fabricating Segment.

     Steel Making Segment. Net sales for the Steel Making Segment were $87.2 million in the second quarter of 1998, a $12.2 million, or 16 percent, increase over last year's comparable period. Sales to unaffiliated customers increased 34 percent to $66.9 million while intersegment sales of $20.2 million fell below the second quarter 1997 level by 19 percent due to lower sales at the Steel Fabricating Segment. The increase in unaffiliated shipments of flat rolled products was partially offset by lower selling prices and an adverse product mix in 1998 versus the prior year.

     Steel Fabricating Segment. The Steel Fabricating Segment net sales of $57.6 million in the second quarter of 1998 were $16.2 million, or 22 percent, below the comparable period in the prior year. The decrease in sales volume is primarily a result of the sale of Universal during the first quarter of 1998. The sale of Universal accounted for 66 percent of the decrease in volume of fabricating sales. The remaining 34 percent is primarily due to lower sales volume at Acme Packaging.

GROSS MARGIN. The gross margin for the second quarter of 1998 totaled $6.5 million which was $5.6 million higher than the gross margin recorded during last year's comparable period. The increase was due to increased sales of flat rolled steel and lower operating costs as compared to the same period last year. The gross margin, as a percentage of sales, was 6 percent higher in the second quarter of 1998 than in the second quarter of 1997.

SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense was $9.5 million in the second quarter of 1998, $0.7 million lower than the second quarter of 1997, primarily reflecting the sale of Universal.

OPERATING LOSS. The operating loss for the Company in the second quarter of 1998 of $3.0 million was $6.3 million better than the $9.3 million loss recorded during the same period in 1997.

     Steel Making Segment. The Steel Making Segment recorded an $8.8 million loss from operations in the second quarter of 1998 which was $7.9 million less than the loss recorded in the second quarter of 1997. The decreased loss in the second quarter of 1998 as compared to 1997 was due to increased flat rolled shipments combined with lower operating costs offsetting a falloff in realized selling prices. The decrease in operating costs resulted from improved efficiency and increased production utilization at the New Facility along with the shut-down of Acme Steel's old ingot based primary rolling and hot-strip mill in mid-year 1997. Approximately 78 percent of steel shipments and 75 percent of gross margin in 1998 was attributable to external customers, as compared to 65 percent of shipments and 60 percent of gross margin in the prior year. The remainder of sales in both periods was generated by sales to the Steel Fabricating Segment. (See "Outlook-Operating Losses")

     Steel Fabricating Segment. The Steel Fabricating Segment recorded operating income of $5.8 million in the second quarter of 1998 which was $1.6 million less than the comparable period in 1997. This decline is primarily attributable to the sale of Universal on March 9, 1998 which had a second quarter 1997 operating income of $1.5 million.

INTEREST INCOME. Interest income for the second quarter of 1998 totaled $0.5 million, $0.4 million over the second quarter of 1997.

INTEREST EXPENSE. Interest expense of $10.8 million for the second quarter of 1998 increased as compared to the same period of the prior year by $0.8 million. The increase resulted from additional long-term debt, partially offset by lower interest rates.

INCOME TAXES. Income tax benefits recorded in the second quarter of 1998 totaled $4.7 million based on an effective tax rate of 35 percent as compared to $6.6 million of tax benefit in the second quarter of 1997, based on a 34 percent effective tax rate.

NET LOSS. The Company recorded a loss of $8.6 million, or $0.74 per share in the second quarter of 1998 versus a loss of $12.8 million, or $1.10 per share, recorded in the second quarter of 1997. Per share amounts for 1998 and 1997 are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the three-month periods (11,679,874 in 1998 and 11,631,373 in 1997).

Six Months Ended June 28, 1998 as compared to Six Months Ended June 29, 1997

NET SALES. Consolidated net sales of $269.3 million for the six months ended June 28, 1998 were $20.5 million higher than the prior year's comparable period. An increase in flat rolled product shipments as compared to the first half of 1997 was somewhat offset by lower Fabricating Segment sales volume.

     Steel Making Segment. Net sales for the Steel Making Segment were $189.1 million in the first six months of 1998, a $35.0 million, or 23 percent, increase over last year's comparable period. Sales to unaffiliated customers increased 38 percent or $40.0 million while intersegment sales of $44.8 million fell below the first six months of 1997 level by 10 percent. An increase in the flat rolled shipments to unaffiliated customers accounted for the increased sales in the first half of 1998 versus the first half of 1997, partially offset by lower selling prices and an unfavorable product mix.

     Steel Fabricating Segment. The Steel Fabricating Segment net sales of $125.4 million in the first six months of 1998 were $19.6 million, or 13.5 percent, below the comparable period in the prior year. Both the March 9, 1998 sale of Universal and decreased sales volume at Acme Packaging accounted for the decreased sales.

GROSS MARGIN. The gross margin for the first half of 1998 was $12.3 million which was $15.8 million better than the gross loss recorded during last year's comparable period. The increase in margin was due to lower operating costs and increased Steel Making sales, which was partially offset by decreased realized selling prices.

SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense was $19.3 million in the first half of 1998, $1.0 million lower than the first half of 1997, primarily representing the March 9, 1998 sale of Universal.

OPERATING LOSS. The operating loss for the Company in the first six months of 1998 of $7.0 million was $16.8 million better than the $23.8 million loss recorded during the same period in 1997.

     Steel Making Segment. The Steel Making Segment recorded a $19.2 million loss from operations in the first half of 1998, which was $17.4 million better than the loss recorded in the comparable period in 1997 when Acme Steel was operating both the New Facility and the old ingot based operations.

The decreased loss in the first half of 1998 as compared to 1997 was due to increased flat rolled shipments combined with lower operating costs. The decrease in operating costs resulted from improved efficiency and increased production utilization at the New Facility along with the shut-down of Acme Steel's old ingot based primary rolling and hot-strip mill in mid-year 1997. Approximately 78 percent of steel shipments and 71 percent of gross margin in 1998 was attributable to external customers, as compared to 66 percent of shipments and 60 percent of gross margin in the prior year. The remainder of sales in both periods was generated by sales to the Steel Fabricating Segment. (See "Outlook-Operating Losses")

     Steel Fabricating Segment. The Steel Fabricating Segment's operating income of $12.2 million for the first half of 1998 was $0.6 million lower than in last year's comparable period, resulting from the sale of Universal, partially offset by lower raw material costs.

INTEREST INCOME. Interest income for the first half of 1998 totaled $0.6 million, compared to $0.5 million in the first half of 1997.

INTEREST EXPENSE. Interest expense of $21.7 million for the first half of 1998 increased as compared to the same period of the prior year by $1.9 million. The increase resulted principally from additional long-term debt, partially offset by lower interest rates.

INCOME TAXES. Income tax benefits recorded in the first six months of 1998 totaled $5.6 million based on an effective tax rate of 35 percent as compared to $14.7 million of tax expense in the first six months of 1997, based on a 34 percent effective tax rate.

NET LOSS. The Company recorded a loss of $10.3 million, or $0.88 per share in the first half of 1998 versus a $28.6 million loss, or $2.46 per share, recorded in the first half of 1997. Per share amounts for 1998 and 1997 are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the six-month periods (11,670,769 in 1998 and 11,628,214 in 1997). Excluding a gain on sale of assets of $12.0 million ($7.8 million net of tax), or $0.67 per share, the net loss for the first half of 1998 would have been $18.1 million, or $1.55 per share.


LIQUIDITY AND CAPITAL RESOURCES

At the end of the second quarter, the Company's cash and cash equivalents balance was $27.2 million, up $20.8 million from the December 28, 1997 balance. The increase in cash is primarily due to the March 1998 sale of Universal.

The Company's current liquidity requirements include working capital needs, cash interest payments and capital investments. The Company intends to finance its current operating and investing activities with existing cash balances, cash from operations and, if necessary, by borrowing against its $80 million Working Capital Facility. At June 28, 1998, the Company had no outstanding borrowings against its Working Capital Facility.

Operating activities provided $25.5 million of cash in the first half of 1998 primarily due to a combination of the receipt of an income tax refund and a reduction of inventory levels. Investing activities decreased cash $17.2 million due to cash payments for capital expenditures.

Capital expenditures totaled $14.2 million in the first half of 1998.  (Note:
Capital expenditures include accounts payable of $9.1 million at June 28, 1998 and $15.5 million at December 28, 1997.) Total capital expenditures for the New Facility were $2.8 million. The remaining $11.4 million of capital expenditures were primarily for the plastic strapping lines, update of the management information systems, and the replacement and rehabilitation of various production facilities.

At June 28, 1998, the Company's long-term indebtedness was $422.2 million. Long-term debt decreased $2.5 million in the first half of 1998, due to payment of Working Capital Facility borrowings which was partially offset by increased borrowing under a capital lease to finance the plastic strapping lines.

Working capital of $79.7 million at the end of the second quarter of 1998 was $12.4 million lower than the year-end 1997 balance. The Company currently has a Working Capital Facility through January 2001, which provides each operating subsidiary borrowing availability with an overall limitation of $80 million.
The Company's ratio of debt to total capitalization as of June 28, 1998 was .71 to 1. The liquidity of the Company is dependent upon several factors, including steel selling prices, availability of capital, competitive and market forces, capital expenditures and general economic conditions. Moreover, the United States steel market is subject to cyclical fluctuations which may affect the amount of cash internally generated by the Company and the ability of the Company to obtain external financing. In addition, because of the Company's current leverage position, its financial flexibility is limited.

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

OUTLOOK. The Company expects to continue recognizing losses during 1998 due to the operating performance of Acme Steel. Acme Steel is aggressively working to regain and improve orders from and deliveries to the higher margin niche product customers, optimize the operating performance of the New Facility and reduce manufacturing costs.

The third quarter will be affected by a planned ten day outage at the Steel Making Segment. In addition, the Steel Making Segment is seeing signs of selective price pressure and a softer order book in the steel markets as imports and domestic supply continue to increase.

CUSTOMERS AND PRODUCT MIX. During the first half of 1998, Acme Steel experienced a substantial reduction in the average selling price per ton for sales to external customers due to competitive pressures and a substantial reduction in orders from its traditional higher margin niche customers in the markets for high- and mid-carbon, alloy, HSLA and processed valued-added products. The loss of orders from niche customers was due, principally, to the delivery performance caused by the slow ramp-ups of the New Facility and of the slitting capabilities of the NACME facility. As a result, these customers were forced to obtain their steel from other sources. Acme Steel continues working to improve its operating performance. These actions are expected to improve delivery performance to the traditional, higher margin niche product customers and gradually improve product mix and margins.

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

The Company believes it will achieve a substantial portion of the projected benefits of the New Facility by the end of 1998. When the New Facility reaches planned production levels, it is expected to reduce cash manufacturing costs by approximately $70 per ton from 1996 cash manufacturing costs. As of the first half of 1998, the Company had achieved cash cost savings related to the New Facility of approximately half the expected $70 per ton savings.

OPERATING LOSSES. Should the Company incur greater than anticipated losses during the remainder of 1998, the Company could be at risk of breaching certain of the financial covenants in its loan agreements (which become more restrictive in future periods), and, absent relief from its lenders, the Company would have to consider financial alternatives to enable it to adequately fund its operations and meet all of its obligations.

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

STEEL FABRICATING. For 1998, Steel Fabricating Segment earnings (excluding Universal) are expected to remain relatively steady. Alpha Tube has completed the relocation and consolidation of its tube mills. The consolidation project will improve material handling capability, provide increased capacity of large diameter tubing and lower operating costs. Acme Packaging has completed the new plastic strapping lines and has begun to sell commercial product.

FORWARD LOOKING STATEMENTS:

Actual events might materially differ from those projected in the above forward looking statements. If there are substantial unexpected production interruptions or other operating difficulties, or if the New Facility fails to achieve production utilization and material yield goals, the competitive and financial position of the Company could be materially adversely affected. In addition to uncertainties with respect to the New Facility, forward looking statements regarding all of the Company's businesses, but particularly the Steel Making Segment, are based on various economic assumptions. These assumptions include projections regarding: selling prices for the Company's products, costs for labor, energy, raw material, supplies, pensions and active and retiree medical care, volume or units of product sales, competitive developments in the marketplace by domestic and foreign competitors, including Asian steel companies in the midst of the current Asian economic downturn, and the competitive impact of the facilities which are expected to compete with the Company's products, general economic developments in the United States or abroad affecting the business of the Company's customers, including the strength of the

U.S. dollar against other currencies and similar events which may affect the costs, price or volume of products sold by the Company.

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

                         PART II.     OTHER INFORMATION



ITEM 6.  EXHIBITS

    (a)  Exhibit 15 - Letter regarding unaudited interim financial information
         Exhibit 27 - Financial data schedule

    (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the second quarter of 1998.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ACME METALS INCORPORATED



Date:  August 11, 1998              By: /s/ Jerry F. Williams
                                        -----------------------------------
                                        Jerry F. Williams
                                        Vice President - Finance and
                                        Administration and Chief Financial
                                        Officer
                                        (Principal Financial Officer)




                                    By: /s/ Derrick T. Bay
                                        -----------------------------------
                                        Derrick T. Bay
                                        Controller
                                        (Principal Accounting Officer)