Form 10-Q
period 1998-09-27
ACME METALS INC /DE/
filed 1998-11-12
CIK 883702

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 27, 1998 or

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____


Number of shares of Common Stock outstanding as of: November 5, 1998:
11,675,909.





===============================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)



                                                              For the Three Months Ended            For the Nine Months Ended
                                                            ------------------------------        -----------------------------
                                                            September 27,     September 28,       September 27,    September 28,
                                                                1998              1997                1998             1997
                                                            -------------    --------------       -------------    -------------
Net sales                                                   $   103,460      $   115,250           $  372,795       $  364,051

Costs and expenses:
     Cost of products sold                                       98,777          105,653              337,259          337,980
     Depreciation expense                                         9,224            9,311               27,755           29,257
                                                            -----------      -----------          -----------       ----------
Gross margin                                                     (4,541)             286                7,781           (3,186)
     Selling and administrative expense                           9,278            9,433               28,613           29,766
                                                            -----------      -----------          -----------       ----------
Operating loss                                                  (13,819)          (9,147)             (20,832)         (32,952)

Non-operating income (expense):
     Interest expense                                           (10,931)         (10,482)             (32,678)         (30,377)
     Interest income                                                268               19                  897              479
     Other-net                                                                      (187)              12,257             (311)
                                                            -----------      -----------          -----------       ----------
Loss before income taxes                                        (24,482)         (19,797)             (40,356)         (63,161)
Income tax (benefit) provision                                   68,174           (9,257)              62,618          (24,001)
                                                            -----------      -----------          -----------       ----------

Net loss                                                    $   (92,656)     $   (10,540)          $ (102,974)      $  (39,160)


Loss Per Share:

Basic:
         Net loss                                           $      (7.94)    $      (0.91)        $     (8.82)      $     (3.37)
                                                            -----------      -----------          -----------       -----------
         Weighted average outstanding shares                  11,676,425       11,629,281          11,672,654        11,628,556
                                                            ============     ============         ===========        ==========

Diluted:
         Net loss                                           $      (7.94)    $      (0.91)        $     (8.82)      $     (3.37)
                                                            ------------     ------------         -----------      ------------
         Weighted average outstanding shares                  11,676,425       11,629,281          11,672,654        11,628,556
                                                            ============     ============         ===========        ==========


    The accompanying notes are an integral part of this financial statement

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                                                     (Unaudited)
                                                                    September 27,        December 28,
                                                                         1998                1997
                                                                   --------------       --------------
                                     ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents ...................................... $   13,390             $   6,454
   Accounts receivable trade, less allowances of $1,377, and
    $1,296, respectively ..........................................     53,269                59,646
   Inventories ....................................................     75,687                81,630
   Income tax receivable ..........................................        230                24,936
   Net assets held for sale .......................................                            3,808
   Deferred income taxes ..........................................                           14,082
   Other current assets ...........................................      1,704                 1,887
                                                                   -----------          ------------

      Total current assets ........................................    144,280               192,443
                                                                   -----------          ------------
 INVESTMENTS AND OTHER ASSETS:
   Investments in associated companies ............................     18,717                17,395
   Other assets ...................................................     21,520                20,357
   Deferred income taxes ..........................................                           48,536

                                                                   -----------          ------------
      Total investments and other assets ..........................     40,237                86,288
                                                                   -----------          ------------
 Property, plant and equipment:
   Property, plant and equipment ..................................    899,902               864,192
   Accumulated depreciation .......................................   (342,285)             (313,842)
                                                                   -----------          ------------

      Total property, plant and equipment .........................    557,617               550,350
                                                                   -----------          ------------

                                                                    $  742,134             $ 829,081
                                                                   ===========          ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ............................................... $                      $  64,691
   Accrued expenses ...............................................     26,176                34,109
   Current installments of long-term debt .........................                            1,500
                                                                   -----------          ------------

      Total current liabilities ...................................     26,176               100,300
                                                                   -----------          ------------

LONG-TERM LIABILITIES:
   Long-term debt .................................................    233,463               423,243
   Other long-term liabilities ....................................                           17,791
   Postretirement benefits other than pensions ....................     97,235                95,814
   Retirement benefit plans .......................................      5,911                 5,590
                                                                   -----------          ------------

      Total long-term liabilities .................................    336,609               542,438
                                                                   -----------          ------------

LIABILITIES SUBJECT TO COMPROMISE..................................    295,568
                                                                   -----------          ------------
Commitments and contingencies

SHAREHOLDERS' EQUITY:
    Preferred stock, $1 par value, 2,000,000 shares authorized, no shares issued Common stock, $1 par value, 20,000,000 shares authorized, 11,672,654 and 11,627,380 shares issued and
     outstanding, respectively ....................................     11,676                11,627
   Additional paid-in capital .....................................    165,971               165,608
   Retained earnings (accumulated deficit) ........................    (81,547)               21,427
   Accumulated other comprehensive loss ...........................    (12,319)              (12,319)
                                                                   -----------          ------------
      Total shareholders' equity ..................................     83,781               186,343
                                                                   -----------          ------------

                                                                    $  742,134             $ 829,081
                                                                   ===========          ============

         The accompanying notes are an integral part of this statement.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)




                                                               For The Nine Months Ended
                                                             ------------------------------
                                                              September 27,    September 28,
                                                                  1998              1997
                                                             --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                   $(102,974)        $(39,160)
     ADJUSTMENTS TO RECONCILE NET LOSS TO
        NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES:
            Gain on assets held for sale                          (12,000)
            Depreciation                                           28,633           29,751
            Accretion of Senior Discount Notes                                       8,803
            Deferred income taxes                                  62,618
            CHANGE IN CURRENT ASSETS AND LIABILITIES:
                   Receivables                                      9,860           (6,542)
                   Inventories                                      7,247             (272)
                   Accounts payable                                (8,495)         (14,489)
                   Other current accounts                          11,880           (1,672)
                   Pension contribution                                             (3,691)
                   Income tax receivable                           24,706          (16,320)
            Other, net                                             (3,544)             917
                                                                ---------         --------
     Net cash (used for) provided by operating activities          17,931          (42,675)
                                                                ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investments                                                          (331)
     Sales and/or maturities of investments                                         12,148
     Capital expenditures                                         (23,025)         (31,475)
                                                                ---------         --------
     Net cash used for investing activities                       (23,025)         (19,658)
                                                                ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of long-term debt                                     (1,250)
     Proceeds for, assets held for sale                            18,000
     Borrowings under revolving credit agreement                  129,750           73,500
     Repayments of revolving credit agreement                    (134,750)         (38,000)
     Payments of capital lease                                       (131)
     Other                                                            411              324
                                                                ---------         --------
     Net cash provided by financing activities                     12,030           35,824
                                                                ---------         --------

     Net increase (decrease) in cash and cash equivalents           6,936          (26,509)
     Cash and cash equivalents at beginning of period               6,454           33,224
                                                                ---------         --------
     Cash and cash equivalents at end of period                 $  13,390         $  6,715
                                                                =========         ========




    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements for Acme Metals Incorporated include its wholly owned subsidiaries including Acme Steel Company ("Acme Steel"), Acme Packaging Corporation ("Acme Packaging"), and Alpha Tube Corporation ("Alpha Tube"), hereinafter collectively referred to as "the Company," for the periods ended September 27, 1998 and September 28, 1997. The statements should be read in conjunction with the audited financial statements included in the Company's 1997 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such financial statements have been included. The financial statements have been subjected to a limited review by PricewaterhouseCoopers LLP, the Company's independent accountants. Such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of
Section 11 of such Act do not apply.


The Company's fiscal year ends on December 27, 1998 and will contain 52 weeks. Third quarter results for 1998 and 1997 cover 13-week periods.

REORGANIZATION UNDER CHAPTER 11, BANKRUPTCY PROCEEDINGS:

On September 28, 1998, Acme Metals Incorporated and its subsidiary companies, Acme Steel, Acme Packaging, Alpha Tube, Alabama Metallurgical Corporation and Acme Steel Company International, Inc., voluntarily filed separate petitions for protection under Chapter 11 of the Federal Bankruptcy Code ("Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Delaware. These petitions are being jointly administered under Case 98-2179 pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy Procedure. The Company is in possession of its properties and assets and continues to operate with its existing directors and officers as debtors-in-possession ("DIP") subject to the Bankruptcy Court's ("Court") supervision and orders.

Pursuant to the provisions of the Bankruptcy Code, all of the Company's liabilities as of September 28, 1998 were automatically stayed. Moreover, absent approval from the Court, the Company is prohibited from paying any pre-petition obligations. As debtors-in-possession, the Company has the right, subject to Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Court in accordance with bankruptcy procedures. The Court has approved payment of certain pre-petition liabilities such as employee wages and benefits and certain specified pre-petition obligations to vendors, customers, and taxing authorities. Additionally, the Court has allowed for the retention of legal and financial professionals.

The Company intends to present a plan of reorganization to the Court to reorganize the Company's businesses and to restructure the Company's long-term debt and trade obligations. Under the provisions of the Bankruptcy Code, the Company has the exclusive right to file such plan at any time during the 120 day period following September 28, 1998. The exclusive filing time period may be extended by the Court at the Company's request.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Although the Chapter 11 filing raises substantial doubt about the Company's ability to continue as a going-concern, the accompanying financial statements have been prepared on a going-concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. Specifically, the statements do not present the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 reorganization case. A plan of reorganization could materially change the amounts currently disclosed in the financial statements.

Under Chapter 11, the rights of and ultimate payment by the Company to prepetition creditors may be substantially altered. This could result in claims being liquidated in the Chapter 11 proceedings at less (and possibly substantially less) than 100 percent of their face value. At this time, because of material uncertainties, these results are not reflected in the accompanying financial statements. Although the actual filing for Chapter 11 reorganization occurred after the end of the third quarter, the balance sheet reflects the classification of liabilities as if the filing occurred on September 27, 1998.

DIP FINANCING:

In connection with the Company's Chapter 11 filing, the Company is currently finalizing a Revolving Credit Agreement ("DIP Financing Agreement") with BankAmerica Business Credit, Inc. ("BankAmerica") for a maximum of $100 million subject to borrowing base limitations based on inventory and accounts receivable. The DIP Financing Agreement is intended to support the Company's operations during Chapter 11 proceedings, and to expire September 29, 2000 or upon Court approval of the Company's plan of reorganization.

The DIP Financing Agreement would provide for borrowing under a revolving line of credit and a letter of credit facility. The DIP Financing Agreement would be collateralized by substantially all of the assets of the Company. The borrowings will bear an interest rate equal to a fluctuating per annum rate ranging from
 .50 percent to 1.00 percent based on the amount of borrowings plus the Reference Rate as defined by Bank of America N.T. & S.A., San Francisco, California ("Bank of America"). At the Company's option, the interest rate will be the applicable margin (ranging from 1.75 percent to 3.00 percent based on the amount of borrowings) plus the one month, two month, three month, or six month LIBOR rate as quoted by Bank of America.

Covenants of the DIP Financing Agreement generally restrict creating additional liens on its assets, creating any claims superior to those of BankAmerica, paying pre-petition obligations, merging or consolidating with any person, or selling assets. Additionally, the DIP Financing Agreement will restrict new debt and payment of reclamation liens. Moreover, the Company will be required to maintain financial covenants.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


SEGMENT INFORMATION:

The Company presents its operations in two segments, Steel Making and Steel Fabricating.

Steel Making operations, conducted through Acme Steel, include the manufacture of flat rolled steel in low-, mid-, and high-carbon, alloy and special grades. Principal markets include agricultural, automotive, industrial equipment, industrial fasteners, welded steel tubing, processor and tool manufacturing industries.

The Steel Fabricating Segment is conducted through Acme Packaging, Alpha Tube, and, until March 9, 1998, Universal Tool & Stamping Company, Inc. ("Universal"). Acme Packaging manufactures, processes and distributes steel and plastic strapping, strapping tools and industrial packaging materials. Alpha Tube manufactures and distributes welded steel tube. Universal manufactured and distributed auto and light truck jacks. Principal markets of the Steel Fabricating Segment include agricultural, automotive, brick, construction, forest and paper products, appliance, heating and cooling equipment, household and leisure equipment, truck exhaust, and wholesalers.

All sales between segments are recorded at contractual prices determined on an annual basis and reviewed periodically to approximate, as best as possible, current market conditions. Income (loss) from operations consists of total sales less operating expenses.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



                                                    For The                          For The
                                               Three Months Ended                Nine Months Ended
                                           ---------------------------       -------------------------
                                           Sept. 27,         Sept. 28,       Sept. 27,        Sept. 28,
                                             1998              1997            1998             1997
                                           ---------        ----------       ----------      ----------
                                  (in thousands, except for shipment and production statistics)
  Net Sales:
      Steel Making:
         Sales to unaffiliated customers  $  44,482        $  44,495        $ 188,794        $ 148,825
         Intersegment sales                  22,271           23,620           67,039           73,405
                                          ---------        ---------        ---------       ----------
                                             66,753           68,115          255,833          222,230
      Steel Fabricating:
         Sales to unaffiliated customers     58,978           70,755          184,001          215,226
         Intersegment sales                     157              221              547              798
                                          ---------        ---------        ---------       ----------
                                             59,135           70,976          184,548          216,024
         Eliminations                       (22,428)         (23,841)         (67,586)         (74,203)
                                          ---------        ---------        ---------       ----------
      Total                               $ 103,460        $ 115,250        $ 372,793        $ 364,051
                                          ---------        ---------        ---------       ----------

  Income (loss) from Operations:
         Steel Making                     $ (19,209)       $ (16,451)       $ (38,507)       $ (53,047)
         Steel Fabricating                    5,390            7,304           17,675           20,095
                                          ---------        ---------        ---------       ----------
      Total                               $ (13,819)       $  (9,147)       $ (20,832)       $ (32,952)
                                          ---------        ---------        ---------       ----------

  Depreciation:
         Steel Making                     $   8,518        $   8,529        $  25,485        $  26,824
         Steel Fabricating                    1,166              990            3,104            2,916
         Corporate                               18                3               54               11
                                          ---------        ---------        ---------       ----------
      Total                               $   9,702        $   9,522        $  28,643        $  29,751
                                          ---------        ---------        ---------       ----------

  Capital Expenditures:
         Steel Making                     $   5,504        $   4,364        $  10,612        $  23,144
         Steel Fabricating                      375            2,553            9,354            6,388
         Corporate                           15,690                4           15,832              57
                                          ---------        ---------        ---------       ----------
      Total                               $  21,569        $   6,921        $  35,798        $  29,589
                                          ---------        ---------        ---------       ----------

Operating Data (in tons)
     Steel Production (hot band)            166,963          184,096          619,554          543,387
     Steel Shipments (flat roll)            161,806          141,980          627,232          464,050

                                       8

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

INVENTORIES:

Inventories as determined on the last-in, first-out method are summarized as follows:

                                                                           September 27,            December 28,
                                                                                1998                    1997
                                                                           -------------            -------------
                                                                            (unaudited)
                                                                                        (in thousands)
       Raw materials                                                       $      13,674            $     13,510
       Semi-finished and finished products                                        55,091                  62,126
       Supplies                                                                    6,922                   5,994
                                                                           -------------            -------------
                                                                           $      75,687            $     81,630
                                                                           -------------            -------------


INCOME TAXES:

As a result of the losses incurred to date, the related negative effect on the Company's overall liquidity position and the Chapter 11 filing on September 28, 1998, the Company recorded a valuation allowance against its entire net deferred assets.


PROPERTY, PLANT AND EQUIPMENT:

As a result of its Chapter 11 bankruptcy filing, the Company recorded an obligation for future payments under a lease for property used by Alpha Tube and a computer related lease. These leases were formerly treated as operating leases.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

LONG-TERM DEBT:

The Company's long-term debt (including current maturities) not subject to compromise at September 27, 1998 and December 28, 1997 is summarized as follows:

                                                                               September 27,        December 28,
                                                                                   1998                 1997
                                                                               -------------        -------------
                                                                                (unaudited)
                                                                                          (in thousands)
         10.875 percent Senior Unsecured Notes, net of discount                                          $ 198,506
         Senior Secured Credit Agreement                                        $  174,250                 175,000
         12.5 percent Senior Secured Notes                                          17,623                  17,623
         13.5 percent Senior Secured Discount Notes                                    669                     669
         Note Payable                                                                                        6,000
         Environmental Improvement Bonds 7.95 percent                               11,345                  11,345
         Environmental Improvement Bonds 7.90 percent                                8,585                   8,585
         Working Capital Facility                                                                            5,000
         Alpha Tube obligation                                                      14,700
         Capitalized leases                                                          6,291                   2,015
                                                                               -----------             -----------
                                                                                $  233,463              $  424,743
                                                                               ===========             ===========

As a result of the Chapter 11 bankruptcy filing, all long-term debt is in default.

LIABILITIES SUBJECT TO COMPROMISE:

Liabilities expected to be settled as part of a Plan of reorganization are classified as "Liabilities subject to compromise" and include the following liabilities at September 27, 1998:

         Accounts payable                                           $   53,939
         Accrued taxes                                                   3,632
         Accrued employee benefits                                       1,335
         Workers' compensation                                           2,653
         Accrued professional fees                                         634
         Other accrued liabilities                                       6,208
         Interest payable                                                6,598
         10.875 percent Senior Unsecured Notes, net of discount        198,581
         Note payable                                                    5,500
         Other long-term liabilities                                    16,488
                                                                    ----------
                                                                    $  295,568
                                                                    ==========





CASH FLOWS:

Cash payments for interest expense were $23.0 million during the first nine months of 1998 and $21.0 million in the first nine months of 1997. Accrued payments to the general contractor for the

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

New Facility at September 27, 1998 and September 28, 1997 include accounts payable of $9.1 million and $10.1 million, respectively, while the accrual at December 28, 1997 was $15.5 million. Due to the non-cash nature of such payables at each date they have been excluded from the Statements of Cash Flows.


COMPREHENSIVE INCOME:

During the quarter ending March 29, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the Company to disclose, in financial statement format, all non-owner changes in equity. There was no recorded effect on equity due to the adoption of SFAS No. 130 through the first nine months of 1998.

COMMITMENTS AND CONTINGENCIES:

Under the Bankruptcy Code, actions by creditors to collect prepetition indebtedness are stayed and other contractual obligations may not be enforced against the Company. As debtors-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "rejection" means that the debtor companies are relieved from their obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection are treated as pre-petition general unsecured claims in the reorganization. The parties affected by these rejections may file claims with the Bankruptcy Court in accordance with bankruptcy procedures. Prepetition claims which were contingent or unliquidated at the commencement of the Chapter 11 proceeding are generally allowable against the debtor-in-possession in amounts fixed by the Bankruptcy Court.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)


GUARANTOR'S FINANCIAL STATEMENTS

     In December 1997, Acme Metals Incorporated, as issuer, and Acme Steel Company, a wholly owned subsidiary of the Company, as guarantor, entered into an offering pursuant to which $200 million of 10.875 percent Senior Unsecured Notes due 2007 were offered pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Act"). See Exhibit 4.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997. In June, 1998, the Company registered the Senior Unsecured Notes under the Act.

     Following is unaudited consolidating condensed financial information pertaining to the Company and its subsidiary guarantor and its subsidiary nonguarantors.



                                                                FOR THE THREE MONTHS ENDED SEPTEMBER 27, 1998
                                       ------------------------------------------------------------------------------------
                                                                        SUBSIDIARY
                                                        SUBSIDIARY         NON                                  TOTAL
                                         PARENT          GUARANTOR      GUARANTORS     ELIMINATIONS          CONSOLIDATED
                                      ------------    -------------   -------------  ---------------      -----------------
Net sales                             $             $       66,753    $     59,135   $     (22,428)       $        103,460

Cost and expenses                                           81,297          49,132         (22,428)                108,001
                                      ------------  ---------------   -------------  ---------------      -----------------
Gross margin                                               (14,544)         10,003                                  (4,541)

Selling and administrative expense                           4,665           4,613                                   9,278
                                      ------------  ---------------   -------------  ---------------      -----------------
Operating income (loss)                                    (19,209)          5,390                                 (13,819)

Net interest income (expense) and
other                                       4,692          (14,598)           (757)                                (10,663)
                                      -----------  ---------------   -------------  ---------------      ------------------

Income (loss) before income taxes           4,692          (33,807)          4,633                                 (24,482)

Income tax provision                       26,695           30,127          11,352                                  68,174
                                      ------------  ---------------   -------------  ---------------      -----------------
Net loss before before equity
adjustment                                (22,003)         (63,934)         (6,719)                                (92,656)

Equity loss in subsidiaries               (70,653)                                          70,653
                                      ============  ===============   =============  ===============      =================
Net income (loss)                     $   (92,656)  $      (63,934)   $     (6,719)  $      70,653        $        (92,656)
                                      ============  ===============   =============  ===============      =================


                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)




                                                            FOR THE THREE MONTHS ENDED SEPTEMBER 28, 1997
                                            ----------------------------------------------------------------------------
                                                                            SUBSIDIARY
                                                            SUBSIDIARY         NON                             TOTAL
                                               PARENT        GUARANTOR       GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                            ------------  -------------  --------------- --------------- ----------------
Net sales                                   $                  68,115    $      70,976   $      (23,841)  $      115,250

Cost and expenses                                              79,845           58,960          (23,841)         114,964
                                            ------------  -------------  -------------   --------------   --------------
Gross margin                                                  (11,730)          12,016                               286

Selling and administrative                                      4,720            4,712                             9,433
                                            ------------  -------------  -------------   --------------   --------------
Operating income (loss)                                       (16,451)           7,304                            (9,147)


Net interest income (expense) and other          4,951        (14,524)          (1,077)                          (10,650)
                                            ------------  -------------  -------------   --------------   --------------

Income (loss) before income taxes                4,951        (30,975)           6,227                           (19,797)

Income tax provision (benefit)                   2,606        (14,576)           2,713                            (9,257)
                                            ------------  -------------  -------------   --------------   --------------

Net income (loss) before equity
 adjustment                                      2,345        (16,399)           3,514                           (10,540)

Equity loss in subsidiaries                    (12,885)                                          12,885
                                            ------------  -------------  -------------   --------------   --------------
Net income (loss)                           $  (10,540)   $   (16,399)   $       3,514   $       12,885   $      (10,540)
                                            ============  =============  ==============  ===============  ===============

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)




                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1998
                                    ------------------------------------------------------------------------
                                                                SUBSIDIARY
                                                   SUBSIDIARY      NON                            TOTAL
                                      PARENT        GUARANTOR   GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                    -----------  ------------  ------------  -------------  ----------------
Net sales                           $            $  255,834    $  184,548    $              $    372,796
                                                                                 (67,586)

Cost and expenses                                   279,477       153,124        (67,586)        365,015
                                    -----------  ------------  ------------  -------------  --------------
Gross margin                                        (23,643)       31,424                          7,781

Selling and administrative expense                   14,864        13,749                         28,613
                                    -----------  ------------  ------------  -------------  --------------
Operating income (loss)                             (38,507)       17,675                        (20,832)

Interest income (expense) and
other                                   12,955      (42,105)        9,626                        (19,524)
                                    -----------  ------------  ------------  -------------  --------------

Income (loss) before income taxes,      12,955      (80,612)       27,301                        (40,356)

Income tax provision                    29,732       13,782        19,104                         62,618
                                    -----------  ------------  ------------  -------------  --------------

Net income (loss) before equity
 adjustment                            (16,777)     (94,394)        8,197                       (102,974)


Equity loss in subsidiaries            (86,197)                                   86,197

                                    -----------  ------------  ------------  -------------  --------------
Net income (loss)                   $ (102,974)  $  (94,394)   $    8,197    $    86,197     $  (102,974)
                                    ===========  ============  ============  =============  ==============


                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)




                                                              FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1997
                                    ----------------------------------------------------------------------------------------------
                                                                            SUBSIDIARY
                                                        SUBSIDIARY             NON                                     TOTAL
                                        PARENT           GUARANTOR          GUARANTORS        ELIMINATIONS          CONSOLIDATED
                                    --------------   ----------------  ------------------  ------------------   ------------------
Net sales                           $                $       222,230    $        216,024   $        (74,203)    $       364,051

Cost and expenses                                            260,732             180,708            (74,203)            367,237

                                    --------------   ---------------   -----------------   ----------------   -----------------
Gross margin                                                 (38,502)             35,316                                 (3,186)

Selling and administrative                                    14,545              15,221                                 29,766
                                    --------------   ---------------    ----------------   ----------------   -----------------
Operating income (loss)                                      (53,047)             20,095                                (32,952)


Net interest income (expense)
 and other                                  14,293           (41,974)             (2,528)                               (30,209)
                                    --------------   ---------------   -----------------   ----------------   -----------------

Income (loss) before income taxes           14,293           (95,021)             17,567                                (63,161)

Income tax provision (benefit)               5,431           (36,108)              6,676                                (24,001)
                                    --------------   ---------------   -----------------   ----------------   -----------------

Net income (loss) before equity
 adjustment                                  8,862           (58,913)             10,891                                (39,160)


Equity loss in subsidiaries                (48,022)                                                  48,022
                                    --------------   ---------------   -----------------   ----------------   -----------------
Net income (loss)
                                    $      (39,160)    $     (58,913)   $          10,891   $        48,022    $        (39,160)
                                    ==============   ===============    =================   ===============   =================

                                       15

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)



                                                                     AS OF SEPTEMBER 27, 1998
                                            ---------------------------------------------------------------------------
                                                                            SUBSIDIARY
                                                              SUBSIDIARY       NON                           TOTAL
      ASSETS                                    PARENT         GUARANTOR    GUARANTORS   ELIMINATIONS     CONSOLIDATED
                                            -------------- -------------- ------------- --------------  ----------------
CURRENT ASSETS:
  Cash and cash equivalents                  $    13,056   $              $       334   $                $    13,390
  Accounts receivable, net                            41         21,004        32,224                         53,269
  Income tax receivable                              230                                                         230
  Inventories                                                    50,966        26,194        (1,473)          75,687
  Deferred income taxes
  Other current assets                               415          1,253            36                          1,704
  Due to (from) affiliates                       547,958       (506,044)      (43,387)        1,473
                                             -----------   ------------   -----------   -----------    --------------
     Total current assets                        561,700       (432,821)       15,401             -          144,280
                                             -----------   ------------   -----------   -----------    --------------

INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies            (46,095)        18,717                      46,095           18,717
  Other assets                                    15,908          3,894         1,718                         21,520
  Deferred income taxes
                                             -----------   ------------   -----------   -----------    -------------
    Total investments and other assets           (30,187)        22,611         1,718        46,095           40,237
                                             -----------   ------------   -----------   -----------    -------------
PROPERTY, PLANT AND EQUIPMENT- Net:               15,970        507,202        34,445                        557,617
                                             -----------   ------------   -----------   -----------    -------------
                                             $   547,483   $     96,992   $    51,564   $    46,095    $     742,134
                                             ===========   ============   ===========   ===========    =============


   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses      $     5,552   $     16,466   $     4,158   $              $      26,176
  Current maturities of long-term debt
                                             -----------   ------------   -----------   ------------   -------------
    Total current liabilities                      5,552         16,466         4,158                         26,176
                                             -----------   ------------   -----------   ------------   -------------
LONG-TERM LIABILITIES:
  Long-term debt                                 233,463                                                     233,463
  Other long-term liabilities
  Postretirement benefits other than pensions      1,740         81,154        14,341                         97,235
  Retirement benefit plans                         2,456          4,844        (1,389)                         5,911
                                             -----------   ------------   -----------   ------------   -------------
    Total long-term liabilities                  237,659         85,998        12,952                        336,609
                                             -----------   ------------   -----------   ------------   -------------
LIABILITIES SUBJECT TO COMPROMISE                220,491         60,868        14,209                        295,568

SHAREHOLDERS' EQUITY (DEFICIT):                   83,781        (66,340)       20,245         46,095          83,781
                                             -----------   ------------   -----------   ------------   -------------
                                             $   547,483   $     96,992   $    51,564   $     46,095   $     742,134
                                             ===========   ============   ===========   ============   =============


                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             (dollars in thousands)


                                                                        AS OF DECEMBER 28, 1997
                                               -------------------------------------------------------------------------
                                                                               SUBSIDIARY
                                                                SUBSIDIARY       NON                           TOTAL
      ASSETS                                       PARENT        GUARANTOR      GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                               -------------  ----------------------------------------------------------

CURRENT ASSETS:
  Cash and cash equivalents                    $              $     3,016   $       3,438  $              $        6,454
  Accounts receivable, net                                         33,154          26,492                         59,646
  Income tax receivable                              24,936                                                       24,936
  Inventories                                                      58,657          23,990        (1,017)          81,630
  Net assets held for sale                                                          3,808                          3,808
  Deferred income taxes                              14,082                                                       14,082
  Other current assets                                  614         1,145             128                          1,887
  Due to (from) affiliates                          460,541      (434,649)        (26,909)        1,017
                                               -------------  -----------   -------------  ------------   --------------
     Total current assets                           500,173      (338,677)         30,947                        192,443
                                               -------------  -----------   -------------  ------------   --------------

INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies                60,882        17,395                       (60,882)          17,395
  Other assets                                       14,629         4,391           1,337                         20,357
  Deferred income taxes                              48,536                                                       48,536
                                              -------------   -----------   -------------  ------------   --------------
    Total investments and other assets              124,047        21,786           1,337       (60,882)          86,288
                                              -------------   -----------   -------------  ------------   --------------

PROPERTY, PLANT AND EQUIPMENT                           217       522,096          28,037                        550,350
                                              -------------   -----------   -------------  ------------   --------------
                                               $    624,437   $   205,205   $      60,321  $    (60,882)  $      829,081
                                              =============   ===========  ==============  ============   ==============


   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses        $      5,157   $    79,310   $      14,333  $              $       98,800

  Current installments of long-term debt              1,000           500                                          1,500
                                              -------------   -----------   -------------  ------------   --------------
    Total current liabilities                         6,157        79,810          14,333                        100,300
                                              -------------   -----------   -------------  ------------   --------------

LONG-TERM LIABILITIES:
  Long-term debt                                    412,743        10,500                                        423,243
  Other long-term liabilities                        14,939         2,852                                         17,791
  Postretirement benefits other than pensions         1,731        79,803          14,280                         95,814
  Retirement benefit plans                            2,524         4,186          (1,120)                         5,590
                                              -------------   -----------   -------------  ------------   --------------
                                                    431,937        97,341          13,160                        542,438
    Total long-term liabilities               -------------   -----------   -------------  ------------   --------------


SHAREHOLDERS' EQUITY (DEFICIT):                     186,343        28,054          32,828       (60,882)         186,343
                                              -------------   -----------   -------------  ------------   --------------
                                              $     624,437   $   205,205   $      60,321  $    (60,882)  $      829,081
                                              =============   ===========   =============  =============  ==============

                                       17

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)

                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1998
                                                    --------------------------------------------------------------------
                                                                                   SUBSIDIARY
                                                                     SUBSIDIARY      NON                       TOTAL
                                                        PARENT        GUARANTOR    GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                    -------------  ------------  ------------  ------------  -------------
NET CASH FLOWS (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                              $    (7,243)   $   19,458   $    5,716    $            $     17,931
                                                    -------------  ------------ ------------  ------------ -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                   (142)      (16,974)      (5,909)                     (23,025)
                                                    -------------  ------------ ------------  ------------ -------------
    Net cash used for investing activities                 (117)      (16,974)      (5,909)                     (23,025)
                                                    -------------  ------------ ------------  ------------ -------------



CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving credit agreement                       129,750                                   129,750
    Repayments of revolving credit agreement                         (134,750)                                 (134,750)
    Payment of long term debt                              (750)         (500)                                   (1,250)
    Proceeds from assets held for sale                                              18,000                       18,000
    Payment of capital lease                                                          (131)                        (131)
    Payment of intercompany dividend                     20,780                    (20,780)
    Other                                                   411                                                     411
                                                   -------------  ------------ ------------  ------------ -------------
    Net cash (used for) provided by financing
    activities                                           20,441        (5,500)      (2,911)                      12,030
                                                    -------------  ------------ ------------  ------------ -------------
    Net increase (decrease) in cash and
      cash equivalents                                   13,056        (3,016)      (3,104)                       6,936
    Cash and cash equivalents at
      beginning of period                                               3,016        3,438                        6,454
                                                    -------------  ------------ ------------  ------------ -------------
    Cash and cash equivalents at                    $    13,056    $            $      334    $            $     13,390
      end of period                                 =============  ============ ============  ============ =============

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)



                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1997
                                                 ----------------------------------------------------------------
                                                                              SUBSIDIARY
                                                                 SUBSIDIARY    NON                       TOTAL
                                                    PARENT       GUARANTOR    GUARANTORS  ELIMINATIONS CONSOLIDATED
                                                 ------------ ---------------------------------------------------
NET CASH FLOWS (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                           $   (51,771)  $  (10,777)  $   19,873   $            $   (42,675)
                                                 ------------ ------------ -----------  -----------  ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales and/or maturities of
      investments, net of purchases                   11,817                                               11,817
    Capital expenditures                                 (57)     (25,030)      (6,388)                   (31,475)
                                                 ------------ ------------ -----------  -----------  ------------
    Net cash (used for) provided by investing
     activities                                       11,760      (25,030)      (6,388)                   (19,658)
                                                 ------------ ------------ -----------  -----------  ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving credit agreement                    67,500        6,000                     73,500
    Repayments of revolving credit agreement                      (38,000)                                (38,000)
    Payment of intercompany dividend                  18,300                    18,300
    Exercise of stock options and other                  324                                                  324
                                                 ------------ ------------ -----------  -----------  ------------
    Net cash provided (used for) by financing
      activities                                      18,624       29,500      (12,300)                    35,824
                                                 ------------ ------------ -----------  -----------  ------------
    Net increase (decrease) in cash and
      cash equivalents                               (21,387)      (6,307)       1,185                    (26,509)
    Cash and cash equivalents at
      beginning of period                             24,306        6,307        2,611                     33,224
                                                 ------------ ------------ -----------  -----------  ------------
    Cash and cash equivalents at
      end of period                              $     2,919  $            $     3,796  $            $      6,715
                                                 ============ ============ ===========  ===========  ============

                                       19

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION



SIGNIFICANT EVENT

On September 28, 1998, Acme Metals Incorporated and its subsidiary companies, Acme Steel, Acme Packaging, Alpha Tube, Alabama Metallurgical Corporation and Acme Steel Company International, Inc., voluntarily filed separate petitions for protection under Chapter 11 of the Federal Bankruptcy Code ("Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Delaware. These petitions are being jointly administered under Case 98-2179 pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy Procedure. The Company is in possession of its properties and assets and continues to operate with its existing directors and officers as debtors-in-possession ("DIP") subject to the Bankruptcy Court's ("Court") supervision and orders.

Pursuant to the provisions of the Bankruptcy Code, all of the Company's liabilities as of September 28, 1998 were automatically stayed. Moreover, absent approval from the Court, the Company is prohibited from paying any pre-petition obligations. As debtors-in-possession, the Company has the right, subject to Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Court in accordance with bankruptcy procedures. The Court has approved payment of certain pre-petition liabilities such as employee wages and benefits and certain specified pre-petition obligations to vendors, customers, and taxing authorities. Additionally, the Court has allowed for the retention of legal and financial professionals.

The Company intends to present a plan of reorganization to the Court to reorganize the Company's businesses and to restructure the Company's long-term debt and trade obligations. Under the provisions of the Bankruptcy Code, the Company has the exclusive right to file such plan at any time during the 120 day period following September 28, 1998. The exclusive filing time period may be extended by the Court at the Company's request.

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

Steel Making Segment. During the first nine months of 1998, Acme Steel's product mix continued to be adversely affected by a substantial reduction of orders from its traditional niche customers in the high- and mid-carbon, alloy, HSLA and processed, value-added steel product markets principally due to production prior year start-up issues at the New Facility, and imports of foreign steel creating a significant oversupply in the steel market.

In addition, ongoing production cost inefficiencies resulting from the New Facility operating at less than planned production levels (e.g., higher than anticipated unplanned delay rates and slower than expected improvement in material yield performance), an adverse mix of products resulting in lower selling prices, operational issues at the NACME facility which led to reduced shipments and higher than desired inventory levels, and increased depreciation and interest expense related to the New Facility. The production inefficiencies of the New Facility and adverse mix of products sold are expected to continue throughout 1998, adversely affecting the Company's results of operations and cash flow. (See "Outlook")

Steel Fabricating Segment. The Steel Fabricating Segment recorded strong operating results, despite a decrease in sales volume. The operating income of these companies partially offset the operating losses of Acme Steel during the first nine months of 1998 and was relatively unaffected by the transitional issues faced by the Steel Making Segment.

RESULTS OF OPERATIONS

                                                    For the Nine Months Ended               For the Years Ended
                                                    -------------------------             ----------------------
                                                    Sept. 27,       Sept. 28,      Dec. 28,      Dec. 29,      Dec. 31,
                                                      1998            1997           1997          1996          1995
                                                    --------        ---------      --------      --------      --------

NET SALES                                             100.0 %         100.0 %        100.0 %        100.0%       100.0%
                                                    --------        ---------      --------      --------      --------
COSTS AND EXPENSES:
   Cost of products sold                               90.5            92.8           91.3           86.7         81.3
   Depreciation expense                                 7.4             8.0            7.9            3.2          2.5
                                                    --------        ---------      --------      --------      --------
Gross margin                                            2.1            (0.8)           0.8           10.1         16.2
   Training and Pre-start-up-New Facility                                                             2.0
   Selling and administrative expense                   7.7             8.2            8.0            7.1          6.8
                                                    --------        ---------      --------      --------      --------
Operating income (loss)                                (5.6)           (9.0)          (7.2)           1.0          9.4
   Interest expense, net                               (8.5)           (8.2)          (8.4)          (0.1)        (1.3)
   Other non-operating income (expense), net            3.3            (0.1)                          0.1          0.3
Income tax (benefit) provision                         16.8            (6.6)          (5.9)           0.5          0.3
                                                    --------        ---------      --------      --------      --------
Income (loss) before extraordinary item
   and cumulative effect of a change in
   accounting principle                               (27.6)          (10.7)          (9.7)           0.5          5.4
Extraordinary item, net of taxes                                                      (4.8)
Cumulative effect of a change in accounting
   principle, net of tax                                                              (1.3)
                                                    --------        ---------      --------      --------      --------
Net income (loss)                                     (27.6)%         (10.7)%        (15.8)%          0.5%         5.4%
                                                    --------        ---------      --------      --------      --------


Third Quarter 1998 as compared to Third Quarter 1997

NET SALES. Consolidated net sales of $103.5 million in the third quarter of 1998 were $11.8 million lower than third quarter 1997 net sales. Both the Steel Making Segment and the Steel Fabricating Segment experienced lower sales.

Steel Making Segment. Net sales for the Steel Making Segment were $66.8 million in the third quarter of 1998, a $1.4 million, or 2.0 percent, decrease from last year's comparable period. Sales to unaffiliated customers remained constant while intersegment sales of $22.3 million fell below the third quarter 1997 level by 5.7 percent due to lower sales at the Steel Fabricating Segment. Due to an influx of foreign steel saturating the domestic market at extremely low prices, traditional customers began holding back on purchases while waiting for further price declines. These adverse market conditions coupled with an adverse product mix account for the unimproved sales results.

     Steel Fabricating Segment. The Steel Fabricating Segment net sales of $59.1 million in the third quarter of 1998 were $11.8 million, or 16.7 percent, below the comparable period in the prior year. The decrease in sales volume is primarily a result of the absence of Universal, which was sold during the first quarter of 1998, sales. The sale of Universal accounted for 77.1 percent of the decrease in volume in Fabricating sales. The remaining 22.9 percent is primarily due to lower sales volume at Acme Packaging.

GROSS MARGIN. The gross loss for the third quarter of 1998 totaled $4.5 million which was $4.8 million worse than the gross profit recorded during last year's comparable period. The decrease was due primarily to lower sales as compared to the same period last year. The gross margin, as a percentage of sales, was 4.6 percent lower in the third quarter of 1998 than in the third quarter of 1997.

SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense was $9.3 million in the third quarter of 1998, consistent with the third quarter of 1997.

OPERATING LOSS. The operating loss for the Company in the third quarter of 1998 of $13.8 million was $4.7 million worse than the $9.1 million loss recorded during the same period in 1997.

     Steel Making Segment. The Steel Making Segment recorded a $19.3 million loss from operations in the third quarter of 1998 which was $2.9 million worse than the loss recorded in the third quarter of 1997. The additional loss in the third quarter of 1998 as compared to 1997 was due to decreased sales. The decrease in operating costs resulted from improved efficiency at the New Facility. Approximately 70 percent of steel shipments and 63 percent of gross margin in 1998 was attributable to external customers, as compared to 63 percent of shipments and 60 percent of gross margin in the prior year. The remainder of sales in both periods was generated by sales to the Steel Fabricating Segment. (See "Outlook-Operating Losses")

     Steel Fabricating Segment. The Steel Fabricating Segment recorded operating income of $5.5 million in the third quarter of 1998 which was $1.8 million less than the comparable period in 1997. This decline is attributable to the sale of Universal on March 9, 1998 which had a third quarter 1997 operating income of $1.1 million as well as slightly lower selling prices and volume at Acme Packaging.

INTEREST INCOME. Interest income for the third quarter of 1998 exceeded the third quarter of 1997 by $0.2 million.

INTEREST EXPENSE. Interest expense of $10.9 million for the third quarter of 1998 increased as compared to the same period of the prior year by $0.4 million. The increase resulted from additional long-term debt, partially offset by lower interest rates.

INCOME TAXES: As a result of the losses incurred to date, the related negative effect on the Company's overall liquidity position and the Chapter 11 filing on September 28, 1998, the Company recorded a valuation allowance against its entire net deferred assets. No income tax benefits have been recorded in the quarter.

NET LOSS. The Company recorded a net loss, excluding any tax benefits for losses incurred and including the valuation allowance against its deferred tax assets, of $7.94 per share in the third quarter of 1998 versus a loss of $10.5 million, or $0.91 per share, recorded in the third quarter of 1997. Per share amounts for 1998 and 1997 are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the three-month periods (11,676,425 in 1998 and 11,629,281 in 1997).


Nine Months Ended September 27, 1998 as compared to Nine Months Ended September 28, 1997

NET SALES. Consolidated net sales of $372.8 million for the nine months ended September 27, 1998 were $8.7 million higher than the prior year's comparable period. An increase in flat rolled product shipments as compared to the first nine months of 1997 was somewhat offset by lower Fabricating Segment sales volume.

     Steel Making Segment. Net sales for the Steel Making Segment were $255.8 million in the first nine months of 1998, a $33.6 million, or 15 percent, increase over last year's comparable period. Sales to unaffiliated customers increased 27 percent or $40.0 million while intersegment sales of $67.0 million fell below the first nine months of 1997 level by 9 percent. An increase in the flat rolled shipments to unaffiliated customers accounted for the increased sales in the first nine months of 1998 versus the first nine months of 1997, partially offset by lower selling prices and an unfavorable product mix.

     Steel Fabricating Segment. The Steel Fabricating Segment net sales of $184.5 million in the first nine months of 1998 were $31.5 million, or 15 percent, below the comparable period in the prior year. Both the March 9, 1998 sale of Universal and decreased sales volume at Acme Packaging accounted for this decrease in sales.

GROSS MARGIN. The gross margin for the first nine months of 1998 was $7.8 million which was $11.0 million better than the gross loss recorded during last year's comparable period. The increase in margin was due to lower operating costs and increased Steel Making sales, partially offset by decreased realized selling prices.

SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense was $28.6 million in the first nine months of 1998, $1.2 million lower than the first nine months of 1997, primarily resulting from the absence of Universal, which was sold March 9, 1998.

OPERATING LOSS. The operating loss for the Company in the first nine months of 1998 of $20.8 million was $12.2 million better than the $33.0 million loss recorded during the same period in 1997.

     Steel Making Segment. The Steel Making Segment recorded a $38.5 million loss from operations in the first nine months of 1998, which was $14.5 million better than the loss recorded in the comparable period in 1997.

The decreased loss in the first nine months of 1998 as compared to 1997 was due to increased flat rolled shipments combined with lower operating costs. The decrease in operating costs resulted from improved efficiency and increased production utilization at the New Facility along with the shut-down of Acme Steel's old ingot based primary rolling and hot-strip mill in mid-year 1997. Approximately 76 percent of steel shipments and 69 percent of gross margin in 1998 was attributable to external customers, as compared to 65 percent of shipments and 55 percent of gross margin in the prior year. The remainder of sales in both periods was generated by sales to the Steel Fabricating Segment. (See "Outlook-Operating Losses")

Steel Fabricating Segment. The Steel Fabricating Segment's operating income of $17.7 million for the first nine months of 1998 was $2.4 million lower than in last year's comparable period. The absence of Universal primarily accounted for the change.

INTEREST INCOME. Interest income for the first nine months of 1998 totaled $0.9 million, compared to $0.5 million in the first nine months of 1997.

INTEREST EXPENSE. Interest expense of $32.7 million for the first nine months of 1998 increased $2.3 million as compared to the same period of the prior year. The increase resulted principally from additional long-term debt, partially offset by lower interest rates.

INCOME TAXES: As a result of the losses incurred to date, the related negative effect on the Company's overall liquidity position and the Chapter 11 filing on September 28, 1998, the Company recorded a valuation allowance against its entire net deferred assets.

NET LOSS. The Company recorded a loss of $103 million, or $8.82 per share in the first nine months of 1998 versus a $39.2 million loss, or $3.37 per share, recorded in the first nine months of 1997. Without the deferred tax asset adjustment, and with a tax benefit for losses incurred, the Company would have recorded a $26.2 million, or $2.25 per share net loss. Per share amounts for 1998 and 1997 are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the nine-month periods (11,672,654 in 1998 and 11,628,556 in 1997).


LIQUIDITY AND CAPITAL RESOURCES

At the end of the third quarter, the Company's cash and cash equivalents balance was $13.4 million, up $6.9 million from the December 28, 1997 balance.

Operating activities provided $17.9 million of cash in the first nine months of 1998 primarily due to a combination of the receipt of an income tax refund, a reduction of inventory levels, and decreased receivables.

Capital expenditures totaled $34.8 million in the first nine months of 1998. Capital expenditures were primarily for the Alpha Tube obligation, the plastic strapping lines, update of the management information systems, and the replacement and rehabilitation of various production facilities.

Working capital of $44.5 million at the end of the third quarter of 1998 was $47.6 million lower than the year-end 1997 balance. The Company is currently finalizing a DIP Financing Agreement which provides each operating subsidiary borrowing availability with an overall limitation of $100 million.

The Company's current liquidity requirements include working capital needs, cash interest payments on the DIP Financing Agreement, capital investments, and may include certain adequate protection payments. At September 27, 1998, the Company had no outstanding borrowings against its Working Capital Facility which will be entirely replaced by the DIP Financing Agreement. The Company intends to finance its current operating and investing activities with existing cash balances, cash from operations and, if necessary, by borrowing from its DIP Financing Agreement.

Although the Company believes the anticipated cash used for future operations and borrowings under the DIP Financing Agreement will provide sufficient liquidity for the Company to meet its debt service requirements and fund ongoing operations, including required capital expenditures, there can be no assurance these or other possible sources will be adequate. (See "Operating Losses")

YEAR 2000 COMPLIANCE. The Company and each of its operating subsidiaries are in the process of implementing and executing a Year 2000 assessment with the objective of having all of their significant business systems, including those that affect facilities and manufacturing activities, functioning properly with respect to the Year 2000 issue before January 1, 2000. As part of this assessment, significant service providers, vendors, suppliers and customers that are believed to be critical to business operations after January 1, 2000, have been identified and steps are being undertaken in an attempt to reasonably ascertain their stage of Year 2000 readiness through questionnaires, interviews, on-site visits and other available means.

The Company has implemented a Year 2000 compliant SAP business system at Acme Metals, and its Acme Steel and Acme Packaging subsidiaries. The proposed implementation of a Year 2000 compliant business system at Alpha Tube is expected to cost approximately $2.0 million. Costs to update other production software and hardware are not expected to be material to the Company.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company believes that, with the implementation of new business systems and the completion of its Year 2000 assessment as scheduled, the possibility of significant interruptions of normal operations should be reduced.

STEEL MAKING SEGMENT. The Steel Making Segment is seeing signs of continued price pressure and a softer order book in the steel markets as imports and domestic supplies continue to increase.

Customers and Product Mix. During the first nine months of 1998, Acme Steel experienced a substantial reduction in the average selling price per ton for sales to external customers due to competitive pressures and a substantial reduction in orders from its traditional higher margin niche customers in the markets for high- and mid-carbon, alloy, HSLA and processed valued-added products. Additionally, increased imports selling at below market prices adversely affected Acme Steel sales. Acme Steel continues working to improve its operating levels and performance.

Operating Losses. It is unlikely that Acme Steel will achieve the production levels and performance levels necessary to achieve profits for the remainder of 1998.

STEEL FABRICATING SEGMENT. For 1998, Steel Fabricating Segment earnings (excluding Universal) are expected to remain relatively steady. Alpha Tube has completed the relocation and consolidation of its tube mills. The consolidation project will improve material handling capability, provide increased capacity of large diameter tubing and lower operating costs. Acme Packaging has completed the new plastic strapping lines and has begun to sell commercial product.

FORWARD LOOKING STATEMENTS:

Actual events might materially differ from those projected in the above forward looking statements. Reference is made to "Forward Looking Statements" in Item 7 of the Company's Report on Form 10-Q for the quarterly period ended June 28, 1998. In addition, the Company may be adversely impacted as a result of its status as DIP pursuant to Chapter 11 of the U.S. Bankruptcy Code or if it is unable to conclude final agreements and Court approval of the DIP Financing Agreement.

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

                           PART II. OTHER INFORMATION



Item 6.  Exhibits

       (a)    Exhibit 10.1 - DIP Commitment Letter and attached Term Sheet
              Exhibit 15 - Letter regarding unaudited interim financial
               information
              Exhibit 27 - Financial data schedule

       (b)    Reports on Form 8-K
              Report on Form 8-K filed on October 8, 1998 reported the voluntary filing by the Company for protection under Chapter 11 of the Federal Bankruptcy Code in the United State Bankruptcy Court for the District of Delaware.

SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ACME METALS INCORPORATED



Date:  November 10, 1998               By:/s/ Jerry F. Williams
                                          --------------------------------------
                                          Jerry F. Williams
                                          Vice President - Finance and
                                          Administration and Chief Financial
                                          Officer (Principal Financial Officer)




                                       By:/s/  Derrick T. Bay
                                          --------------------------------------
                                          Derrick T. Bay
                                          Controller
                                          (Principal Accounting Officer)