Form 10-Q/A
period 1998-09-27
ACME METALS INC /DE/
filed 1998-12-18
CIK 883702

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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

                                 (708) 849-2500
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                          ---   ---



Number of shares of Common stock as of November 5, 1998:  11,675,909.
================================================================================

                          PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                         ACME METALS INCORPORATED
                          (DEBTOR-IN-POSSESSION)
              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share data)



                                            For the Three Months Ended      For the Nine Months Ended
                                           September 27,   September 28,   September 27,  September 28,
                                               1998           1997              1998          1997
                                           ------------    ------------    ------------   ------------
NET SALES                                  $    103,460    $    115,250    $    372,795    $    364,051
COSTS AND EXPENSES:
   Cost of products sold                         98,777         105,653         337,259         337,980
   Depreciation expense                           9,224           9,311          27,755          29,257
                                           ------------    ------------    ------------    ------------
 Gross margin                                    (4,541)            286           7,781          (3,186)
   Selling and administrative expense             9,278           9,433          28,613          29,766
                                           ------------    ------------    ------------    ------------
 Operating loss                                 (13,819)         (9,147)        (20,832)        (32,952)

NON-OPERATING INCOME (EXPENSE):
   Interest expense                             (10,931)        (10,482)        (32,678)        (30,377)
   Interest income                                  268              19             897             479
   Other-net                                                       (187)         12,257            (311)
                                           ------------    ------------    ------------    ------------
Loss before income taxes                        (24,482)        (19,797)        (40,356)        (63,161)
Income tax (benefit) provision                   68,174          (9,257)         62,618         (24,001)
                                           ------------    ------------    ------------    ------------

NET LOSS                                   $    (92,656)   $    (10,540)   $   (102,974)   $    (39,160)
                                           ============    ============    ============    ============


LOSS PER SHARE:

BASIC:
     Net loss                              $      (7.94)   $      (0.91)   $      (8.82)   $      (3.37)
                                           ------------    ------------    ------------    ------------
     Weighted average outstanding shares     11,676,425      11,629,281      11,672,654      11,628,556
                                           ============    ============    ============    ============

DILUTED:
     Net loss                              $      (7.94)   $      (0.91)   $      (8.82)   $      (3.37)
                                           ------------    ------------    ------------    ------------
     Weighted average outstanding shares     11,676,425      11,629,281      11,672,654      11,628,556
                                           ============    ============    ============    ============



     The accompanying notes are an integral part of this financial statement

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)


                                                               (Unaudited)
                                                               September 27,     December 28,
                                                                    1998            1997
                                                               -------------     ------------
                                   ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents .................................   $  13,390        $   6,454
  Accounts receivable trade, less allowances of $1,377,
    and $1,296 respectively..................................      53,269           59,646
  Inventories ...............................................      75,687           81,630
  Income tax receivable .....................................         230           24,936
  Net assets held for sale ..................................                        3,808
  Deferred income taxes .....................................                       14,082
  Other current assets ......................................       1,704            1,887
                                                                ---------        ---------
   Total current assets .....................................     144,280          192,443
                                                                ---------        ---------
 INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies .......................      18,717           17,395
  Other assets ..............................................      21,520           20,357
  Deferred income taxes .....................................                       48,536
                                                                ---------        ---------
   Total investments and other assets .......................      40,237           86,288
                                                                ---------        ---------
 PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment .............................     899,902          864,192
  Accumulated depreciation ..................................    (342,285)        (313,842)
                                                                ---------        ---------
   Total property, plant and equipment ......................     557,617          550,350
                                                                ---------        ---------
                                                                $ 742,134        $ 829,081
                                                                =========        =========


                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ..........................................   $                $  64,691
  Accrued expenses ..........................................      26,176           34,109
  Current installments of long-term debt ....................                        1,500
                                                                ---------        ---------
   Total current liabilities ................................      26,176          100,300
                                                                ---------        ---------
LONG-TERM LIABILITIES:
  Long-term debt ............................................     233,463          423,243
  Other long-term liabilities ...............................                       17,791
  Postretirement benefits other than pensions ...............      97,235           95,814
  Retirement benefit plans ..................................       5,911            5,590
                                                                ---------        ---------
   Total long-term liabilities ..............................     336,609          542,438
                                                                ---------        ---------
LIABILITIES SUBJECT TO COMPROMISE ...........................     295,568
                                                                ---------        ---------
Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Preferred stock, $1 par value, 2,000,000 shares
     authorized, no shares issued
   Common stock, $1 par value, 20,000,000 shares
     authorized, 11,672,654 and 11,627,380
     shares issued and outstanding, respectively ............      11,676           11,627
  Additional paid-in capital ................................     165,971          165,608
  Retained earnings (accumulated deficit) ...................     (81,547)          21,427
  Accumulated other comprehensive loss ......................     (12,319)         (12,319)
                                                                ---------        ---------
   Total shareholders' equity ...............................      83,781          186,343
                                                                ---------        ---------
                                                                $ 742,134        $ 829,081
                                                                =========        =========


      The accompanying notes are an integral part of this statement.

                    ACME METALS INCORPORATED
                     (DEBTOR-IN-POSSESSION)
         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands)


                                                               For The Nine Months Ended
                                                             -------------------------------
                                                             September 27,      September 28,
                                                                1998                 1997
                                                             -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $(102,974)           $ (39,160)
   ADJUSTMENTS TO RECONCILE NET LOSS TO
     NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES:
       Gain on assets held for sale                            (12,000)
       Depreciation                                             28,633               29,751
       Accretion of Senior Discount Notes                                             8,803
       Deferred income taxes                                    62,618
       CHANGE IN CURRENT ASSETS AND LIABILITIES:
           Receivables                                           9,860               (6,542)
           Inventories                                           7,247                 (272)
           Accounts payable                                     (8,495)             (14,489)
           Other current accounts                               11,880               (1,672)
           Pension contribution                                                      (3,691)
           Income tax receivable                                24,706              (16,320)
       Other, net                                               (3,544)                 917
                                                             ---------            ---------
   Net cash (used for) provided by operating activities         17,931              (42,675)
                                                             ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                                             (331)
   Sales and/or maturities of investments                                            12,148
   Capital expenditures                                        (23,025)             (31,475)
                                                             ---------            ---------
   Net cash used for investing activities                      (23,025)             (19,658)
                                                             ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of long-term debt                                    (1,250)
   Proceeds for, assets held for sale                           18,000
   Borrowings under revolving credit agreement                 129,750               73,500
   Repayments of revolving credit agreement                   (134,750)             (38,000)
   Payments of capital lease                                      (131)
   Other                                                           411                  324
                                                             ---------            ---------
   Net cash provided by financing activities                    12,030               35,824
                                                             ---------            ---------

   Net increase (decrease) in cash and cash equivalents          6,936              (26,509)
   Cash and cash equivalents at beginning of period              6,454               33,224
                                                             ---------            ---------
   Cash and cash equivalents at end of period                $  13,390            $   6,715
                                                             =========            =========





    The accompanying notes are an integral part of this financial statement.

                    ACME METALS INCORPORATED
                     (DEBTOR-IN-POSSESSION)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements for Acme Metals Incorporated include its wholly owned subsidiaries including, Acme Steel Company ("Acme Steel"), Acme Packaging Corporation ("Acme Packaging"), and Alpha Tube Corporation ("Alpha Tube"), hereinafter collectively referred to as "the Company," for the periods ended September 27, 1998 and September 28, 1997. The statements should be read in conjunction with the audited financial statements included in the Company's 1997 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such financial statements have been included. The financial statements have been subjected to a limited review by PricewaterhouseCoopers LLP, the Company's independent accountants, whose report appears on page 21 of this filing. Such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

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

Pursuant to the provisions of the Bankruptcy Code, all of the Company's liabilities as of September 28, 1998 were automatically stayed. Moreover, absent approval from the Court, the Company is prohibited from paying any pre-petition obligations. As debtors-in-possession, the Company has the right, subject to Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Court in accordance with bankruptcy procedures. The Court has approved payment of certain pre-petition liabilities such as employee wages and benefits and certain specified pre-petition obligation to vendors, customers and taxing authorities. Additionally, the Court has allowed for the retention of legal and financial professionals.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


The Company intends to present a plan of reorganization to the Court to reorganize the Company's businesses and to restructure the Company's long-term debt, and trade obligations. Under the provisions of the Bankruptcy Code, the Company has the exclusive right to file such plan at any time during the 120 day period following September 28, 1998. The exclusive filing time period may be extended by the Court at the Company's request.

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

Under Chapter 11, the rights of and ultimate payment by the Company to pre-petition creditors may be substantially altered. This could result in claims being liquidated in the Chapter 11 proceedings at less (and possibly substantially less) than 100 percent of their face value. At this time, because of material uncertainties, these results are not reflected in the accompanying financial statements. Although the actual filing for Chapter 11 reorganization occurred after the end of the third quarter, the balance sheet reflects the classification of liabilities as if the filing occurred on September 27, 1998.


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

The DIP Financing Agreement would provide for borrowing under a revolving line of credit and a letter of credit facility. The DIP Financing Agreement would be collateralized by substantially all of the assets of the Company. The borrowings will bear an interest rate equal to a fluctuating per annum rate ranging from
0.50 percent to 1.00 percent based on the amount of borrowings plus the Reference Rate as defined by Bank of America N.T. & S.A., San Francisco, California ("Bank of America"). At the Company's option, the interest rate will be the applicable margin (ranging from 1.75 percent to 3.00 percent based on the amount of borrowings) plus the one month, two month, three month, or six month LIBOR rate as quoted by Bank of America.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


Covenants of the DIP Financial Agreement generally restrict creating additional liens on its assets, creating any claims superior to those of Bank America, paying pre-petition obligations, merging or consolidating with any person, or selling assets. Additionally, the DIP Financing Agreement will restrict new debt and payment of reclamation liens. Moreover, the Company will be required to maintain financial covenants.


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

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



                                              For The                    For The
                                          Three Months Ended      Nine Months Ended
                                       ---------------------     ---------------------
                                       Sept. 27,    Sept. 28,    Sept. 27,    Sept. 28,
                                          1998         1997        1998          1997
                                       ---------   ---------     --------     --------
                                  (in thousands, except for shipment and production statistics)
Net Sales:
   Steel Making:
     Sales to unaffiliated customers   $  44,482    $  44,495    $ 188,794    $ 148,825
     Intersegment sales                   22,271       23,620       67,039       73,405
                                       ---------    ---------    ---------    ---------
                                          66,753       68,115      255,833      222,230
   Steel Fabricating:
     Sales to unaffiliated customers      58,978       70,755      184,001      215,226
     Intersegment sales                      157          221          547          798
                                       ---------    ---------    ---------    ---------
                                          59,135       70,976      184,548      216,024
     Eliminations                        (22,428)     (23,841)     (67,586)     (74,203)
                                       ---------    ---------    ---------    ---------
   Total                               $ 103,460    $ 115,250    $ 372,795    $ 364,051
                                       =========    =========    =========    =========

 Income (loss) from Operations:
     Steel Making                      $ (19,209)   $ (16,451)   $ (38,507)   $ (53,047)
     Steel Fabricating                     5,390        7,304       17,675       20,095
                                       ---------    ---------    ---------    ---------
   Total                               $ (13,819)   $  (9,147)   $ (20,832)   $ (32,952)
                                       =========    =========    =========    =========

 Depreciation:
     Steel Making                      $   8,508    $   8,529    $  25,475    $  26,824
     Steel Fabricating                     1,166          990        3,104        2,916
     Corporate                                18            3           54           11
                                       ---------    ---------    ---------    ---------
   Total                               $   9,692    $   9,522    $  28,633    $  29,751
                                       =========    =========    =========    =========

 Capital Expenditures:
     Steel Making                      $   5,504    $   4,364    $  10,612    $  23,144
     Steel Fabricating                       375        2,553        9,354        6,388
     Corporate                            15,690            4       15,832           57
                                       ---------    ---------    ---------    ---------
   Total                               $  21,569    $   6,921    $  35,798    $  29,589
                                       =========    =========    =========    =========

Operating Data (in tons)
   Steel Production (hot band)           166,963      184,096      619,554      543,387
   Steel Shipments (flat roll)           161,806      141,980      627,232      464,050

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


INVENTORIES:

Inventories as determined on the last-in, first-out method are summarized as follows:



                                           September 27,  December 28,
                                               1998            1997
                                           -------------  ------------
                                           (unaudited)
                                                 (in thousands)
    Raw materials                          $13,674       $ 13,510
    Semi-finished and finished products     55,091         62,126
    Supplies                                 6,922          5,994
                                           -------       --------
                                           $75,687       $ 81,630
                                           =======       ========


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

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

LONG-TERM DEBT:

The Company's long-term debt (including current maturities) not subject to compromise at September 27, 1998 and December 28, 1997 is summarized as follows:



                                                        September 27,    December 28,
                                                            1998             1997
                                                        -------------    ------------
                                                         (unaudited)
                                                               (in thousands)
10.875 percent Senior Unsecured Notes, net of discount    $                 $198,506
Senior Secured Credit Agreement                            174,250           175,000
12.5 percent Senior Secured Notes                           17,623            17,623
13.5 percent Senior Secured Discount Notes                     669               669
Note Payable                                                                   6,000
Environmental Improvement Bonds 7.95 percent                11,345            11,345
Environmental Improvement Bonds 7.90 percent                 8,585             8,585
Working Capital Facility                                                       5,000
Alpha Tube Facility                                         14,700
Capitalized leases                                           6,291             2,015
                                                          --------          --------
                                                          $233,463          $424,743
                                                          ========          ========


As a result of the Chapter 11 bankruptcy filing, all long-term debt is in default.


LIABILITIES SUBJECT TO COMPROMISE:

Liabilities expected to be settled as part of a Plan of reorganization are classified as "Liabilities subject to compromise" and include the following liabilities at September 27, 1998:

Accounts payable                         $ 53,939
Accrued taxes                               3,632
Accrued employee benefits                   1,335
Workers' compensation                       2,653
Accrued professional fees                     634
Other accrued liabilities                   6,208
Interest payable                            6,598
10.875 percent Senior Unsecured Notes,
  net of discount                         198,581
Note payable                                5,500
Other long-term liabilities                16,488
                                         --------
                                         $295,568
                                         ========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


CASH FLOWS:

Cash payments for interest expense were $23.0 million during the first nine months of 1998 and $21.0 million in the first nine months of 1997. Accrued payments to the general contractor for the New Facility at September 27, 1998 and September 28, 1997 include liabilities of $9.1 million and $10.1 million, respectively, while the accrual at December 28, 1997 was $15.5 million. Due to the non-cash nature of such payables at each date they have been excluded from the Statements of Cash Flows.


COMPREHENSIVE INCOME:

During the quarter ending March 29, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the Company to disclose, in financial statement format, all non-owner changes in equity. There was no recorded effect on equity due to the adoption of SFAS No. 130 through the first nine months of 1998.


COMMITMENTS AND CONTINGENCIES:

Under the Bankruptcy Code, actions by creditors to collect pre-petition indebtedness are stayed and other contractual obligations may not be enforced against the Company. As debtors-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "rejection" means that the debtor companies are relieved from their obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection are treated as pre-petition general unsecured claims in the reorganization. The parties affected by these rejections may file claims with the Bankruptcy Court in accordance with bankruptcy procedures. Pre-petition claims which were contingent or unliquidated at the commencement of the Chapter 11 proceeding are generally allowable against the debtor-in-possession in amounts fixed by the Bankruptcy Court.

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



                                                             FOR THE THREE MONTHS ENDED SEPTEMBER 27, 1998
                                              ------------------------------------------------------------------------------
                                                                          SUBSIDIARY
                                                             SUBSIDIARY       NON                                 TOTAL
                                                PARENT        GUARANTOR    GUARANTORS    ELIMINATIONS         CONSOLIDATED
                                              -----------    ----------    ----------   --------------      ----------------
Net Sales                                     $              $  66,753     $  59,135    $  (22,428)         $  103,460

Cost and expenses                                               81,297        49,132       (22,428)            108,001
                                              ----------    ----------    ----------     ---------          ----------

Gross margin                                                   (14,544)       10,003                            (4,541)

Selling and administrative expense                               4,665         4,613                             9,278
                                              ----------    ----------    ----------     ---------          ----------
Operating income (loss)                                        (19,209)        5,390                           (13,819)

Net interest income (expense) and other            4,692       (14,598)         (757)                          (10,663)
                                              ----------    ----------    ----------     ---------          ----------
Income (loss) before income taxes                  4,692       (33,807)        4,633                           (24,482)

Income tax provision (benefit)                    26,695        30,127        11,352                            68,174
                                              ----------    ----------    ----------     ---------          ----------

Net income (loss) before equity                  (22,003)      (63,934)       (6,719)                          (92,656)
 adjustment

Equity loss in subsidiaries                      (70,653)                                   70,653

                                              ----------    ----------    ----------     ---------          ----------
Net income (loss)                             $  (92,656)   $  (63,934)   $   (6,719)    $  70,653          $  (92,656)
                                              ==========    ==========    ==========     =========          ==========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)


                                                                FOR THE THREE MONTHS ENDED SEPTEMBER 28, 1997
                                               ---------------------------------------------------------------------------------
                                                                               SUBSIDIARY
                                                               SUBSIDIARY         NON                                  TOTAL
                                                 PARENT         GUARANTOR       GUARANTORS       ELIMINATIONS        CONSOLIDATED
                                                ---------      -----------     -----------       ------------        ------------
Net Sales                                       $              $  68,115        $ 70,976         $ (23,841)          $  115,250

Cost and expenses                                                 79,845          58,960           (23,841)             114,964

                                                --------       ---------        --------          --------           ----------
Gross margin                                                     (11,730)         12,016                                    286

Selling and administrative                                         4,721           4,712                                  9,433
                                                --------       ---------        --------          --------           ----------
Operating income (loss)                                          (16,451)          7,304                                 (9,147)


Net interest income (expense) and other            4,951         (14,524)         (1,077)                               (10,650)
                                                --------       ---------        --------          --------           ----------

Income (loss) before income taxes                  4,951         (30,975)          6,227                                (19,797)

Income tax provision (benefit)                     2,606         (14,576)          2,713                                 (9,257)
                                                --------       ---------        --------          --------           ----------

Net income (loss) before equity
 adjustment                                        2,345         (16,399)          3,514                                (10,540)

Equity loss in subsidiaries                      (12,885)                                           12,885

                                                --------       ---------        --------          --------           ----------
Net income (loss)                               $(10,540)      $ (16,399)       $  3,514          $ 12,885           $  (10,540)
                                                ========       =========        ========          ========           ==========


                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)



                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1998
                                           ----------------------------------------------------------------------------
                                                                          SUBSIDIARY
                                                          SUBSIDIARY          NON                           TOTAL
                                             PARENT        GUARANTOR      GUARANTORS      ELIMINATIONS    CONSOLIDATED
                                           ----------     ----------      ----------      ------------    ------------
Net Sales                                  $              $  255,833       $ 184,548       $(67,586)      $ 372,795

Cost and expenses                                            279,476         153,124        (67,586)        365,014
                                           ---------      ----------       ---------       --------       ---------
Gross margin                                                 (23,643)         31,424                          7,781

Selling and administrative expense                            14,864          13,749                         28,613
                                           ---------      ----------       ---------       --------       ---------
Operating income (loss)                                      (38,507)         17,675                        (20,832)

Interest income (expense)                     12,955         (42,105)          9,626                        (19,524)
                                           ---------      ----------       ---------       --------       ---------

Income (loss) before income taxes,            12,955         (80,612)         27,301                        (40,356)

Income tax provision (benefit)                29,732          13,782          19,104                         62,618
                                           ---------      ----------       ---------       --------       ---------

Net income (loss) before equity
 adjustment                                  (16,777)        (94,394)          8,197                       (102,974)


Equity loss in subsidiaries                  (86,197)                                        86,197

                                           ---------      ----------       ---------       --------       ---------
Net income (loss)                          $(102,974)     $  (94,394)      $   8,197       $ 86,197       $(102,974)
                                           =========      ==========       =========       ========       =========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)


                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1997
                                        -----------------------------------------------------------------------------
                                                                       SUBSIDIARY
                                                       SUBSIDIARY          NON                             TOTAL
                                         PARENT        GUARANTOR       GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                        ---------      ----------      ----------     ------------      ------------
Net Sales                               $              $ 222,230       $  216,024     $   (74,204)         $364,051

Cost and expenses                                        260,732          180,708         (74,203)           367,237
                                        --------       ---------       ----------     -----------          --------
Gross margin                                             (38,502)          35,316                            (3,186)

Selling and administrative                                14,545           15,221                            29,766
                                        --------       ---------       ----------     -----------          --------
Operating income (loss)                                  (53,047)          20,095                           (32,952)


Net interest income (expense) and         14,293         (41,974)          (2,528)                          (30,209)
                                        --------       ---------       ----------     -----------          --------

Income (loss) before income taxes         14,293         (95,021)          17,567                           (63,161)

Income tax provision (benefit)             5,431         (36,108)           6,676                           (24,001)
                                        --------       ---------       ----------     -----------          --------

Net income (loss) before equity
 adjustment                                8,862         (58,913)          10,891                           (39,160)

Equity loss in subsidiaries              (48,022)                                          48,022

                                        --------       ---------       ----------     -----------          --------
Net income (loss)                       $(39,160)      $ (58,913)      $   10,891     $    48,022          $(39,160)
                                        ========       =========       ==========     ===========          ========

                           ACME METALS INCORPORATED
                            (DEBTOR-IN-POSSESSION)
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            (dollars in thousands)




                                                                                AS OF SEPTEMBER 27, 1998
                                                     ----------------------------------------------------------------------------
                                                                                       SUBSIDIARY
                                                                    SUBSIDIARY            NON                           TOTAL
      ASSETS                                           PARENT        GUARANTOR         GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                                     ----------     -------------      -----------    -----------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                          $   13,056     $                  $       334      $               $  13,390
  Accounts receivable, net                                   41            21,004           32,224                         53,269
  Income tax receivable                                     230                                                               230
  Inventories                                                              50,966           26,194         (1,473)         75,687
  Deferred income taxes
  Other current assets                                      415             1,253               36                          1,704
  Due to (from) affiliates                              547,958          (506,044)         (43,387)         1,473
                                                     ----------     -------------      -----------      ---------       ---------
     Total current assets                               561,700          (432,821)          15,401                        144,280
                                                     ----------     -------------      -----------      ---------       ---------

INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies                   (46,095)           18,717                          46,095          18,717
  Other assets                                           15,908             3,894            1,718                         21,520
  Deferred income taxes
                                                     ----------     -------------      -----------      ---------       ---------
    Total investments and other assets                  (30,187)           22,611            1,718         46,095          40,237
                                                     ----------     -------------      -----------      ---------       ---------

PROPERTY, PLANT AND EQUIPMENT-Net:                       15,970           507,202           34,445                        557,617
                                                     ----------     -------------      -----------      ---------       ---------
                                                     $  547,483     $      96,992      $    51,564      $  46,095       $ 742,134
                                                     ==========     =============      ===========      =========       =========


   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $    5,552     $      16,466      $     4,158      $               $  26,176

  Current maturities of long-term debt
                                                     ----------     -------------      -----------      ---------       ---------
    Total current liabilities                        $    5,552     $      16,466      $     4,158      $               $  26,176
                                                     ----------     -------------      -----------      ---------       ---------

LONG-TERM LIABILITIES:
  Long-term debt                                        233,463                                                           233,463
  Other long-term liabilities
  Postretirement benefits other than pensions             1,740            81,154           14,341                         97,235
  Retirement benefit plans                                2,456             4,844           (1,389)                         5,911
                                                     ----------     -------------      -----------      ---------       ---------
    Total long-term liabilities                         237,659            85,998           12,952                        336,609
                                                     ----------     -------------      -----------      ---------       ---------

LIABILITIES SUBJECT TO COMPROMISE                       220,491            60,868           14,209                        295,568

SHAREHOLDERS' EQUITY (DEFICIT):                          83,781           (66,340)          20,245         46,095          83,781

                                                     ----------     -------------      -----------      ---------       ---------
                                                     $  547,483     $      96,992      $    51,564      $  46,095       $ 742,134
                                                     ==========     =============      ===========      =========       =========

                            ACME METALS INCORPORATED

                             (dollars in thousands)



                                                                                    DECEMBER 28, 1997
                                                         ---------------------------------------------------------------------
                                                                                       SUBSIDIARY
                                                                          SUBSIDIARY      NON                       TOTAL
     ASSETS                                               PARENT           GUARANTOR   GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                         ---------        ----------   ----------   ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                              $                $   3,016    $   3,438     $             $  6,454
  Accounts receivable, net                                                   33,154       26,492                     59,646
  Income tax receivable                                     24,936                                                   24,936
  Inventories                                                                58,657       23,990        (1,017)      81,630
  Net assets held for sale                                                                 3,808                      3,808
  Deferred income taxes                                     14,082                                                   14,082
  Other current assets                                         614            1,145          128                      1,887
  Due to (from) affiliates                                 460,541         (434,649)     (26,909)        1,017
                                                         ---------        ---------    ---------     ---------    ---------
     Total current assets                                  500,173         (338,677)      30,947                    192,443
                                                         ---------        ---------    ---------     ---------    ---------

INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies                       60,882           17,395                    (60,882)      17,395
  Other assets                                              14,629            4,391        1,337                     20,357
  Deferred income taxes                                     48,536                                                   48,536
                                                         ---------        ---------    ---------     ---------    ---------
    Total investments and other assets                     124,047           21,786        1,337       (60,882)      86,288
                                                         ---------        ---------    ---------     ---------    ---------

PROPERTY, PLANT AND EQUIPMENT                                  217          522,096       28,037                    550,350
                                                         ---------        ---------    ---------     ---------    ---------
                                                         $ 624,437        $ 205,205    $  60,321     $ (60,882)   $ 829,081
                                                         =========        =========    =========     =========    =========


   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                  $   5,157           79,310       14,333                     98,800
  Current installments of long-term debt                     1,000              500                                   1,500
                                                         ---------        ---------    ---------     ---------    ---------
    Total current liabilities                                6,157           79,810       14,333                    100,300
                                                         ---------        ---------    ---------     ---------    ---------

LONG-TERM LIABILITIES:
  Long-term debt                                           412,743           10,500                                 423,243
  Other long-term liabilities                               14,939            2,852                                  17,791
  Postretirement benefits other than pensions                1,731           79,803       14,280                     95,814
  Retirement benefit plans                                   2,524            4,186       (1,120)                     5,590
                                                         ---------        ---------    ---------     ---------    ---------
    Total long-term liabilities                            431,937           97,341       13,160                    542,438
                                                         ---------        ---------    ---------     ---------    ---------

SHAREHOLDERS' EQUITY (DEFICIT):                            186,343           28,054       32,828       (60,882)     186,343
                                                         ---------        ---------    ---------     ---------    ---------
                                                         $ 624,437        $ 205,205    $  60,321     $ (60,882)   $ 829,081
                                                         =========        =========    =========     =========    =========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)


                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1998
                                                    ---------------------------------------------------------------------------
                                                                                                  SUBSIDIARY
                                                                                  SUBSIDIARY          NON             TOTAL
                                                      PARENT       GUARANTOR      GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                                    ---------     -----------     -----------     ------------     ------------
NET CASH FLOWS (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                              $  (7,243)    $    19,458      $    5,716     $                 $  17,931
                                                    ---------     -----------      ----------     ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                 (142)        (16,974)         (5,909)                        (23,025)
                                                    ---------     -----------      ----------     ---------         ---------
    Net cash used for investing activities               (142)        (16,974)         (5,909)                        (23,025)
                                                    ---------     -----------      ----------     ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving credit agreement                       129,750                                         129,750
    Repayments of revolving credit agreement                         (134,750)                                       (134,750)
    Payment of long term debt                            (750)           (500)                                         (1,250)
    Proceeds from assets held for sale                                                 18,000                          18,000
    Payment of capital lease                                                             (131)                           (131)
    Payment of intercompany dividend                   20,780                         (20,780)
    Exercise of stock options and other                   411                                                             411
                                                    ---------     -----------      ----------     ---------         ---------
    Net cash (used for) provided by
      financing activities                             20,441          (5,500)         (2,911)                         12,030
                                                    ---------     -----------      ----------     ---------         ---------

    Net increase (decrease) in cash and
      cash equivalents                                 13,056          (3,016)         (3,104)                          6,936
    Cash and cash equivalents at
      beginning of period                                               3,016           3,438                           6,454
                                                    ---------     -----------      ----------     ---------         ---------
    Cash and cash equivalents at
      end of period                                 $  13,056     $                $      334     $                 $  13,390
                                                    =========     ===========      ==========     =========         =========

                         ACME METALS INCORPORATED
                          (DEBTOR-IN-POSSESSION)
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (dollars in thousands)



                                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1997
                                                              -------------------------------------------------------------------
                                                                                          SUBSIDIARY
                                                                             SUBSIDIARY      NON                        TOTAL
                                                                PARENT       GUARANTOR    GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                              ----------    -----------   ----------   ------------  ------------
NET CASH FLOWS (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                                        $  (51,771)   $  (10,777)   $   19,873    $            $  (42,675)
                                                              ----------    ----------    ----------     ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales and/or maturities of
      investments, net of purchases                               11,817                                                 11,817
    Capital expenditures                                             (57)      (25,030)       (6,388)                   (31,475)
                                                              ----------    ----------    ----------     ---------   ----------
    Net cash (used for) provided by investing activities          11,760       (25,030)       (6,388)                   (19,658)
                                                              ----------    ----------    ----------     ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolving credit agreement                                 67,500         6,000                     73,500
    Repayments of revolving credit agreement                                   (38,000)                                 (38,000)
    Exercise of stock options and other                           18,300                     (18,300)
                                                              ----------    ----------    ----------     ---------   ----------
    Net cash provided by financing activities                        324                                                    324
                                                              ----------    ----------    ----------     ---------   ----------
                                                                  18,624        29,500       (12,300)                    35,824
    Net increase decrease in cash and
      cash equivalents                                           (21,387)       (6,307)        1,185                    (26,509)
    Cash and cash equivalents at
      beginning of period                                         24,306         6,307         2,611                     33,224
                                                              ----------    ----------    ----------     ---------   ----------
    Cash and cash equivalents at
      end of period                                           $    2,919    $             $    3,796     $           $    6,715
                                                              ==========    ==========    ==========     =========   ==========

SUBSEQUENT EVENTS


On September 30, 1998, the United States Environmental Protection Agency ("EPA") served Acme Steel with a notice and opportunity to show cause with respect to Acme Steel's operations at its coke plant and its compliance with the Resource Conservation and Recovery Act. Representatives of the Company have met with representatives of the EPA. While no agreement has been reached and the terms of any such resolution cannot be know at this time, the Company believes resolution of this matter will not have a material adverse effect on Acme Steel's operations or the Company's financial condition.

On October 22, 1998, the Company received notice from the EPA that the Company has been determined to be a potentially responsible part with respect to the Casmalia Disposal site in Santa Barbara County, California. The Company has commenced an investigation into this matter. At this time, the Company is unable to predict the outcome of this investigation, whether it in fact has any liability with respect to the Casmalia Disposal Site, and if so, the amount of any costs which might be incurred.

                REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Shareholders of
Acme Metals Incorporated


We have reviewed the accompanying consolidated balance sheet as of September 27, 1998, the consolidated statements of operations for the three and nine-month periods ended September 27, 1998 and September 28, 1997, and the consolidated statements of cash flows for the nine-month periods ended September 27, 1998 and September 28, 1997 (the "consolidated financial information") of Acme Metals Incorporated and its subsidiaries. This consolidated financial information is the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 28, 1997, and the related consolidated statements of operations, of shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 23, 1998, except as to the Note entitled "Assets Held for Sale," which is as of March 10, 1998, and except as to the Note entitled "Summary of Significant Accounting Policies - Comprehensive Income", which is as of May 8, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 28, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed within the Note entitled "Reorganization under Chapter 11, Bankruptcy Proceedings," the Company voluntarily filed for protection under Chapter 11 of the Bankruptcy Code on September 28, 1998.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Chicago, Illinois
November 10, 1998

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

The Company intends to present a plan of reorganization to the Court to reorganize the Company's core businesses and to restructure the Company's long-term debt, revolving credit, and trade obligations. Under the provisions of the Bankruptcy Code, the Company has the exclusive right to file such plan at any time during the 120 day period following September 28, 1998. The exclusive filing time period may be extended by the Court at the Company's request.


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

RESULTS OF OPERATIONS

                                                For the Nine Months Ended                   For the Years Ended
                                               Sept. 27,       Sept. 28,              Dec. 28,    Dec. 29,    Dec. 31,
                                                 1998            1997                  1997         199        1995
                                               --------        --------               -------     -------     -------

NET SALES                                       100.0%          100.0%                 100.0%       100.0%    100.0%
                                                =====           =====                  =====        =====     =====
COSTS AND EXPENSES:
  Cost of products sold                          90.5            92.8                   91.3         86.7      81.3
  Depreciation expense                            7.4             8.0                    7.9          3.2       2.5
                                                -----           -----                  -----        -----     -----
Gross margin                                      2.1            (0.8)                   0.8         10.1      16.2
  Training and Pre-start-up-
   New Facility                                                                                       2.0
  Selling and administrative expense              7.7             8.2                    8.0          7.1       6.8
                                                -----           -----                  -----        -----     -----
Operating income (loss)                          (5.6)           (9.0)                  (7.2)         1.0       9.4
  Interest expense, net                          (8.5)           (8.2)                  (8.4)        (0.1)     (1.3)
  Other non-operating income (expense), net       3.3            (0.1)                                0.1       0.3
Income tax (benefit) provision                   16.8            (6.6)                  (5.9)         0.5       3.0
                                                -----           -----                  -----        -----     -----
Income (loss) before extraordinary item
  and cumulative effect of a change in
  accounting principle                          (27.6)          (10.7)                  (9.7)         0.5       5.4
Extraordinary item, net of taxes                                                        (4.8)
Cumulative effect of a change in accounting
  principle, net of tax                                                                 (1.3)
                                                -----           -----                  -----        -----     -----
Net income (loss)                               (27.6)%         (10.7)%                (15.8)%        0.5%      5.4%
                                                =====           =====                  =====        =====     =====

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

     Steel Fabricating Segment. The Steel Fabricating Segment net sales of $59.1 million in the third quarter of 1998 were $11.8 million, or 16.7 percent, below the comparable period in the prior year. The decrease in sales volume is primarily a result of the absence of Universal, which was sold during the first quarter of 1998. The sale of Universal accounted for 77.1 percent of the decrease in volume in Fabricating sales. The remaining 22.9 percent is primarily due to lower sales volume at Acme Packaging.

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

INCOME TAXES. As a result of the losses incurred to date, the related negative effect on the Company's overall liquidity position and the Chapter 11 filing on September 28, 1998, the Company recorded a valuation allowance against its entire net deferred assets No income tax benefits have been recorded in the quarter.

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

   Steel Fabricating Segment. The Steel Fabricating Segment net sales of $184.6 million in the first nine months of 1998 were $31.5 million, or 15 percent, below the comparable period in the prior year. Both the March 9, 1998 sale of Universal and decreased sales volume at Acme Packaging accounted for this decrease in sales.

GROSS MARGIN. The gross margin for the first nine months of 1998 was $7.8 million which was $11.0 million better than the gross loss recorded during last year's comparable period. The increase in margin was due to lower operating costs and increased Steel Making sales, partially offset by decreased realized selling prices.

SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense was $28.6 million in the first nine months of 1998, $1.2 million lower than the first nine months of 1997, primarily resulting from the absence of Universal which was sold March 9, 1998.

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

INTEREST EXPENSE. Interest expense of $32.7 million for the first nine months of 1998 increased $2.5 million as compared to the same period of the prior year. The increase resulted principally from additional long-term debt, partially offset by lower interest rates.

INCOME TAXES. As a result of the losses incurred to date, the related negative effect on the Company's overall liquidity position and the Chapter 11 filing on September 28, 1998, the Company recorded a valuation allowance against its entire net deferred assets.

NET LOSS. The Company recorded a loss of $103.0 million, or $8.82 per share in the first nine months of 1998 versus a $39.2 million loss, or $3.37 per share, recorded in the first nine months of 1997. Without the deferred tax asset adjustment and with a tax benefit for losses incurred, the Company would have recorded a $26.3 million, or $2.25 per share net loss. Per share amounts for 1998 and 1997 are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the nine-month periods (11,672,654 in 1998 and 11,628,556 in 1997).


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

Capital expenditures totaled $35.8 million in the first nine months of 1998. Capital expenditures were primarily for the Alpha Tube Facility, the plastic strapping lines, update of the management information systems, and the replacement and rehabilitation of various production facilities.

Working capital of $44.5 million at the end of the third quarter of 1998 was $47.6 million lower than the year-end 1997 balance. The Company is currently finalizing a DIP Financing Agreement which provides each operating subsidiary borrowing availability with an overall limitation of $100 million.

The Company's current liquidity requirements include working capital needs, cash interest payments on DIP Financing Agreement, capital investments, and may include certain adequate protection payments. At September 27, 1998, the Company had no outstanding borrowings against its Working Capital Facility which will be entirely replaced by the DIP Financing Agreement. The Company intends to finance its current operating and investing activities with existing cash balances, cash from operations and, if necessary, by borrowing from its DIP Financing Agreement.

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

The Company has implemented a Year 2000 compliant SAP business system at Acme Metals and its Acme Steel and Acme Packaging subsidiaries. The proposed implementation of a Year 2000 compliant business system at Alpha Tube is expected to cost approximately $2.0 million. Costs to update other production software and hardware are not expected to be material to the Company.

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

Operating Losses. It is unlikely that Acme Steel will achieve the production and performance levels necessary to achieve profits for the remainder of 1998.

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

FORWARD LOOKING STATEMENTS:

Actual events might materially differ from those projected in the above forward looking statements. Reference is made to "Forward Looking Statements" in Item 7 of the Company's Report on Form 10-Q for the quarterly period ended June 28, 1998. In addition, the Company may be adversely impacted as a result of its status as DIP pursuant to Chapter 11 of U.S. Bankruptcy Code, or if it is unable to conclude final agreements and Court approval of the DIP Financing Agreement.

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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information", issued in June 1997, established standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards fro related disclosures about products and service, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is currently evaluating its disclosure requirements and expects to adopt this standard in its financial statements for the year ending December 27, 1998.

                           PART II. OTHER INFORMATION



ITEM 6. EXHIBITS

    (a) Exhibit 10.1 - DIP Commitment Letter and attached Term Sheet (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 27, 1998 filed with the Securities and Exchange Commission on November 12, 1998)
        Exhibit 15 - Letter regarding unaudited interim financial information
        Exhibit 27 - Financial data schedule

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


                            ACME METALS INCORPORATED



Date:  November 10, 1998           By:  /s/  Jerry F. Williams
                                      ------------------------------------------
                                      Jerry F. Williams
                                      Vice President - Finance and
                                      Administration  and Chief Financial
                                      Officer
                                      (Principal Financial Officer)




                                   By:  /s/  Derrick T. Bay
                                      ------------------------------------------
                                      Derrick T. Bay
                                      Controller and Chief Accounting
                                      Officer
                                      (Principal Accounting Officer)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ACME METALS INCORPORATED

Date:  December 16, 1998                 By:  /s/ Derrick T. Bay
                                            ---------------------------------
                                            Derrick T. Bay
                                            Controller and Chief Accounting
                                            Officer
                                            (Principal Accounting Officer)