Form 10-K
period 1998-12-27
ACME METALS INC /DE/
filed 1999-03-17
CIK 883702

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ---------------------------

                                   FORM 10-K
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 27, 1998 OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
          Securities registered pursuant to Section 12(g) of the Act:
                              TITLE OF EACH CLASS
                         Common Stock, par value $1.00
                        Preferred Share Purchase Rights
                     12 1/2% Senior Secured Notes due 2002
                 13 1/2% Senior Secured Discount Notes due 2004
                    10 7/8% Senior Unsecured Notes due 2007
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No ___
     The aggregate market value as of March 8, 1999 of common stock, par value $1.00, held by nonaffiliates of the Registrant was: $3,032,788.
     Number of shares of Common Stock outstanding as of March 8, 1999,
11,664,571.
     The following document is partially incorporated into this report by reference:
(1) Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled for April 22, 1999 is partially incorporated by reference into
    Part III, Items 11, 12 and 13.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            ACME METALS INCORPORATED
                        1998 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                       PART I
Item 1.     Business....................................................      3
Item 2.     Properties..................................................      7
Item 3.     Legal Proceedings...........................................      8
Item 4.     Submission of Matters to a Vote of Security Holders.........     12
                                      PART II
Item 5.     Market for the Company's Common Stock and Related
            Shareholder Matters.........................................     13
Item 6.     Selected Financial Data.....................................     15
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     16
Item 7A.    Quantitative and Qualitative Disclosures about Market
            Risk........................................................     21
Item 8.     Financial Statements and Supplementary Data.................     22
Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................     22
                                      PART III
Item 10.    Directors and Executive Officers of the Company.............     22
Item 11.    Executive Compensation......................................     23
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     24
Item 13.    Certain Relationships and Related Transactions..............     24
                                      PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................     24

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Acme Metals Incorporated ("Acme Metals") was incorporated as a Delaware corporation in 1992 as the successor to the original Acme Steel Company which was a part of Interlake, Inc. from 1964 until spunoff as a separate public company in 1986.

     The principal business activities of Acme Metals are conducted through two separate industry segments:

     Steel Making Segment

        Acme Steel Company ("Acme Steel") -- integrated iron and steel producer

     Steel Fabricating Segment

        Acme Packaging Corporation ("Acme Packaging") -- manufacturer of steel strapping, plastic strapping, and strapping products

        Alpha Tube Corporation ("Alpha Tube") -- manufacturer of welded steel tube products

     Acme Metals and all of its direct and indirect subsidiaries report financial information on a consolidated basis and are together referred to as the "Company."

CHAPTER 11 BANKRUPTCY FILINGS

     On September 28, 1998 ("Petition Date"), Acme Metals and its principal direct and indirect subsidiaries, Acme Steel, Acme Packaging, Alpha Tube, Alabama Metallurgical Corporation ("Alabama Metallurgical") and Acme Steel Company International, Inc. ("Acme Steel International"), filed separate voluntary petitions for protection and reorganization under Chapter 11 of Title 11 ("Chapter 11") of the United States Code ("Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court"). These reorganization cases are being jointly administered under Case Number 98-2179 pursuant to Rule 1015 (b) of the Federal Rules of Bankruptcy Procedure. The Company is in possession of its properties and assets and continues to manage its businesses with its existing directors and officers as debtors-in-possession subject to the supervision of the Bankruptcy Court.

     On September 28, 1998, the Company filed its voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code after management determined that action was required to preserve the operational strength and assets of the Company's businesses while the Company reorganizes its business and restructures its balance sheet.

     Factors contributing to the Company's decision to seek Chapter 11 Bankruptcy protection included, among others, a loss of orders from its traditional higher margin, value-added niche customers, which, together with the dramatic increase of imported foreign steel during the last half of 1998, resulted in a weak order book, an adverse mix of products, substantially lower average selling prices and production cost inefficiencies. These factors contributed to the Company's increased operating loss and net loss during 1998. Such losses resulted in reduced liquidity, breach of certain financial covenants in the Company's loan agreements and a projected inability to service ongoing debt obligations. The rapidly deteriorating steel market and the Company's weakening financial condition clearly limited the availability of and the time to implement other options. These factors resulted in the decision of the Board of Directors to file for Chapter 11 Bankruptcy protection.

     Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company's liabilities as of the Petition Date or to enforce pre-Petition Date contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-petition obligations. However, the Bankruptcy Court has approved payment of certain pre-petition liabilities such as employee wages and benefits and certain specified pre-petition obligations to vendors, customers and taxing authorities. Additionally, the Bankruptcy Court has allowed for the retention of legal and financial professionals and adequate protection payments (payments to adequately protect holders of certain secured claims against the Company). As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Bankruptcy Court in accordance with Bankruptcy procedures.

     On December 18, 1998, with the approval of the Bankruptcy Court, Acme Metals, Acme Steel, Acme Packaging, Alabama Metallurgical and Acme Steel International entered into a twenty-one month Loan and Security Agreement ("DIP Financing Agreement") with BankAmerica Business Credit, Inc. ("BankAmerica Credit"), which provides for a maximum of $100 million of revolving credit borrowings subject to certain borrowing base limitations based on inventory and accounts receivable. Alpha Tube, whose inventory and accounts receivable are excluded from the borrowing base computation, has guaranteed the obligations incurred under the DIP Financing Agreement. Alpha Tube's guaranty obligation with respect to the DIP Financing Agreement is effectively subordinate to pre-petition trade obligations and Chapter 11 Bankruptcy administrative expenses of Alpha Tube. Further information about the DIP Financing Agreement is set forth in the Notes to the Consolidated Financial Statements.

     The Company currently intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's businesses and to restructure the Company's balance sheet. Although management expects to file a plan of reorganization, there can be no assurance at this time that a plan of reorganization will be proposed by the Company, approved or confirmed by the Bankruptcy Court, or that such plan will be consummated. The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a plan of reorganization through April 26, 1999. While the Company intends to request further extensions of the exclusivity period, there can be no assurance that the Bankruptcy Court will grant such further extensions. If the exclusivity period were to expire or be terminated, other interested parties, such as creditors of the Company, would have the right to propose alternative plans of reorganization.

     Although the Chapter 11 Bankruptcy filing raises substantial doubt about the Company's ability to continue as a going-concern, the accompanying financial statements have been prepared on a going-concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going-concern and in the normal course of business. A plan of reorganization could materially change the amounts currently disclosed in the financial statements.

     The statements do not present the amount which may ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 Bankruptcy cases. Under Chapter 11 Bankruptcy, the rights of, and ultimate payment by the Company to, pre-petition creditors may be substantially altered. This could result in claims being liquidated in the Chapter 11 Bankruptcy proceedings at less (and possibly substantially less) than 100 percent of their face value. At this time, because of material uncertainties, pre-petition claims are carried at face value in the accompanying financial statements. Further information about the financial impact of the Chapter 11 Bankruptcy filings is set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements.

OPERATIONS -- BUSINESS SEGMENTS

     The Company operates and reports its operations in two separate business segments: Steel Making (principally through Acme Metals' wholly-owned subsidiary Acme Steel), and Steel Fabricating (principally through Acme Metals' wholly-owned subsidiary, Acme Packaging, and Acme Packaging's wholly-owned subsidiary, Alpha Tube). Universal Tool & Stamping Company, Inc. ("Universal Tool") was a wholly-owned subsidiary of Acme Packaging in the Steel Fabricating Segment until March 9, 1998, when Universal Tool was sold. Financial information about the Company's business segments is contained in the Business Segments section of the Notes to the Consolidated Financial Statements beginning on page
50. Additional
information about the Company's business segments is set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Steel Making Segment

     Acme Steel is the smallest fully integrated steel producer in the United States. Acme Steel's operations are located in Riverdale and Chicago, Illinois and include the following plant facilities: coke ovens, blast furnaces, pigging machines, basic oxygen furnaces, ladle metallurgical facilities, a continuous thin slab caster/hot strip mill, pickle lines, cold mills, annealing furnaces, slitter lines and cut-to-length lines.

     In the third quarter of 1996, Acme Steel completed construction of a new continuous thin slab caster/hot strip mill complex ("New Facility") at its Riverdale, Illinois plant. In June 1997, Acme Steel completed the decommissioning of its ingot making operations at its Riverdale plant. Acme Steel manufactures flat-rolled steel, including sheet and strip steel. Acme Steel has historically specialized in the production of mid- and high-carbon, alloy, and high strength low alloy ("HSLA") steels. The principal markets served by Acme Steel include the automotive, agricultural, industrial fastener, pipe and tube, and tool manufacturing industries, processors, and steel service centers.

     In 1996, Acme Steel, as a 40 percent equity participant in NACME Steel Processing, LLC, a limited liability company ("NACME"), constructed a steel coil processing plant on land owned by Acme Steel in Chicago, Illinois adjacent to Acme Steel's Riverdale, Illinois steel making operations. NACME pickles, oils, slits and packages steel coils produced at Acme Steel's New Facility. Pursuant to a steel processing agreement between Acme Steel and NACME, Acme Steel has agreed to certain tonnage provision and cost plus return on investment guarantees.

     Acme Steel accounted for approximately 48.0 percent of the Company's total sales during 1998. Acme Steel's order backlogs for its products were $25.6 million and $38.5 million at December 27, 1998 and December 28, 1997, respectively.

     Steel Fabricating Segment

     Acme Packaging is one of the two major domestic producers of steel strapping and strapping tools in North America. In addition, Acme Packaging began manufacturing plastic strapping during 1998. Acme Packaging's operations are located in Riverdale, Illinois; New Britain, Connecticut; Leeds, Alabama; and Bay Point, California. The principal markets served by Acme Packaging include the agricultural, automotive, brick, construction, fabricated and primary metals, forest products, paper and wholesale industries.

     Alpha Tube is a leading producer of high quality welded carbon steel tube and pipe. Alpha Tube's operations are located in Walbridge, Ohio. The principal markets served by Alpha Tube are the appliance, automotive, construction, heating and cooling equipment, household and leisure furniture, material handling, recreational products, truck exhaust industries and service centers.

     Universal Tool, which was sold in March 1998, produced automotive and light truck jacks, tire wrenches and accessories for the original equipment manufacturer market in North America. Universal Tool accounted for approximately
1.7 percent of the Company's total sales during 1998.

     Acme Packaging and Alpha Tube accounted for approximately 32.4 percent and
17.9 percent, respectively, of the Company's total sales during 1998. Alpha Tube's order backlogs were $12.6 million at December 27, 1998 and $10.7 million, at December 28, 1997. Due to the nature of its business, Acme Packaging does not have a significant order backlog.

EMPLOYEES

     As of December 27, 1998, the Company had 2,003 active employees, of which 523 were salaried and 1,480 were hourly. Of the hourly employees, 1,341 are represented by unions; all salaried employees and all employees of Alpha Tube are non-unionized. A contract with the United Steelworkers Union covering 1,226 employees at the Acme Steel and Acme Packaging operations in Chicago and Riverdale is scheduled to expire on August 31, 1999. Contract negotiations between the Company and the United Steelworkers Union have commenced.

     Existing labor agreements covering Acme Packaging employees at Bay Point, California; New Britain, Connecticut; and Leeds, Alabama, are scheduled to expire on October 31, 2000, March 31, 2001 and April 30, 2001, respectively.

     There have been no significant changes in the union contracts since the Chapter 11 Bankruptcy filings.

COMPETITION

     Steel Making Segment

     Acme Steel faces intense competition from domestic and foreign flat-rolled carbon steel producers, steel service centers, and producers of plastics, ceramics, aluminum and other materials which can be used in place of flat-rolled steel in manufactured products. The primary competitive factors faced by Acme Steel are price, quality, reliability of supply, timeliness of delivery and customer service.

     For commercial sales, Acme Steel currently competes in the low-, mid-, high-carbon, HSLA and alloy steel markets. Acme Steel has numerous competitors composed principally of steel service centers, which sell a large portion of imported steel and, to a lesser extent, other small integrated mills and mini-mills. Recently improved thin slab casting practices, such as those utilized in the New Facility, have allowed mini-mill producers to enter certain sectors of the flat-rolled market, including a portion of Acme Steel's niche market, which had traditionally been supplied by integrated steel makers. The cost position of Acme Steel, even though improved since the New Facility began operations, was uncompetitive at December 27, 1998.

     Domestic steel producers have faced significant competition from foreign steel producers who typically have lower labor costs, currently benefit from foreign exchange rates and may have less stringent environmental compliance regulations. Many foreign steel producers are owned, controlled or subsidized by their governments and their decisions with respect to production and sales may be influenced more by political and economic policy considerations than by prevailing market conditions. Additional information about foreign competition is set forth in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

     During 1998, foreign imports of flat-rolled steel were at record high volumes, adversely affecting sales volume and pricing experienced by domestic companies including Acme Steel. According to data published by the United States Department of Commerce ("Department of Commerce"), steel imports for 1998 were
41.5 million tons, an all-time record high, representing an increase of 33 percent over 1997 which resulted in 30 percent of apparent domestic consumption being supplied by foreign steel. Steel imports increased steadily in each quarter of 1998, and during the fourth quarter accounted for 11 million tons, an increase of 65 percent over the fourth quarter of 1997. The main sources of steel imports were Japan, Russia and Korea, which together accounted for approximately 80 percent of the surge in foreign imports during 1998. This glut of "dumped" foreign steel has caused a sharp drop in the price of domestic steel and has forced domestic steel companies to cut production and lower capacity utilization.

     On September 30, 1998, twelve domestic steel companies and two unions joined forces to file unfair trade cases against hot-rolled carbon steel products from Japan, Russia and Brazil. On November 23, 1998, the Department of Commerce issued a preliminary finding of "critical circumstances" with respect to hot-rolled steel imports from Japan and Russia. On February 12, 1999, the Department of Commerce made preliminary determinations of dumping and imposed duties ranging from 50.7 percent to 71.0 percent on hot-rolled sheet steel from Brazil and 25.1 percent to 67.6 percent on hot-rolled sheet steel from Japan, both retroactive to mid-November 1998. The Department of Commerce at that time postponed applying duties on Russian steel pending reaching an agreement which would establish quotas and minimum prices on all steel products imported to the United States from Russia.

     Steel Fabricating Segment

     Acme Packaging has one primary competitor in the steel strapping market. The Company believes that these two steel strapping companies share approximately 80 percent of the domestic steel strapping and strapping tool market. During recent years, steel strapping has experienced competition from plastic strapping, especially high strength polyester product. Many of Acme Packaging's historical steel strapping customers also purchase plastic strapping. As a result, in 1998 Acme Packaging installed two plastic strapping extrusion lines at its Riverdale facility to strengthen its competitive position and distribution efficiencies in the marketplace.

     Alpha Tube operates in a highly competitive market characterized by numerous participants with widely varying capabilities. In 1998 Alpha Tube consolidated its operations into one modern manufacturing facility and upgraded the capability of its large diameter tube mill, which resulted in increased capacity and a reduction of various operating costs.

RAW MATERIALS AND ENERGY SOURCES

     Raw materials represent a major component of production costs in the steel industry. The principal raw materials used by Acme Steel are iron ore, coal and scrap. Acme Steel obtains its iron ore requirements through Acme Steel's indirect 15.1 percent participation in Wabush Mines, an iron ore mining venture in Eastern Canada ("Wabush"), and through contracts. Acme Steel is required to pay its proportionate share of the fixed operating costs of Wabush, regardless of the quantity of ore received, plus the variable operation costs of minimum ore production by Wabush for Acme Steel. Acme Steel reimburses the joint venture for these costs through its purchase of ore. There is currently a world-wide surplus of metallurgical coal. As a result, Acme Steel is able to satisfy its coal requirements at competitive prices through short-term contracts and purchases on the open market. Acme Steel purchases steel scrap from external sources and believes adequate supplies of steel scrap are readily available at competitive prices. The Company uses large amounts of electricity and natural gas and is able to satisfy its requirements at prevailing market rates and in adequate quantities.

     Raw materials, primarily steel, for the Fabricating Segment are principally supplied by contracts with the Steel Segment and, if necessary, other outside producers or suppliers.

ENVIRONMENTAL COMPLIANCE

     The operations of Acme Steel, Acme Packaging and Alpha Tube are subject to numerous federal, state and local laws and regulations providing a comprehensive program of controlling the discharge of materials into the environment and remediation of certain waste sites by responsible parties for the protection of public health and the environment. In addition, various federal and state occupational safety and health laws and regulations apply to the workplace environment. See Item 3. Legal Proceedings, Environmental.

TRADEMARKS AND PATENTS

     The Company has the trademarks, patents and licenses necessary for the operation of its businesses as presently conducted. The Company does not hold any patents, trademarks or licenses which are deemed material to its businesses.

ITEM 2. PROPERTIES

     The Company has facilities throughout the United States. The Company believes its manufacturing facilities are being properly maintained and their production capability is adequate to meet current customer orders.

     Acme Steel

     Acme Steel's principal properties are located in Chicago, Illinois and Riverdale, Illinois. The facilities in Chicago include coke ovens, blast furnaces and pigging machines. The facilities in Riverdale include basic oxygen furnaces, the New Facility, pickle lines, cold mills, annealing furnaces, slitter lines and cut-to-length lines. The facilities in both Chicago and Riverdale are owned in fee simple, subject to mortgages held by certain secured creditors. In addition, Acme Steel owns, in fee simple, the land on which NACME is located and leases it to NACME Steel Processing, LLC. This land, together with the improvements on it, are subject to a leasehold mortgage. (See discussion of NACME in Item 1.) In addition, Acme Steel leases two regional sales offices in the United States.

     Acme Packaging

     Acme Packaging's principal properties consist of a steel strapping plant (which includes slitting and painting equipment) and a leased plastic strapping plant in Riverdale, Illinois, steel strapping plants (which include slitting and painting equipment and warehouses) in Leeds, Alabama, and Bay Point, California, and a strapping tool plant in New Britain, Connecticut. The property in Riverdale is owned in fee simple by Acme Steel, subject to a mortgage held by certain secured creditors, and leased to Acme Packaging. The properties in Leeds, Alabama; Bay Point, California; and New Britain, Connecticut, are owned in fee simple. In addition, Acme Packaging leases five regional sales offices throughout the United States.

     Alpha Tube

     Alpha Tube's new state-of-the-art facility is located in Walbridge, Ohio, and consists of five tube mills for the production of steel tube and pipe and a steel slitting operation. This facility is owned by Acme Metals, subject to a mortgage, held by certain secured creditors, and is leased to Alpha Tube.

ITEM 3. LEGAL PROCEEDINGS

GENERAL

     For information concerning the Company's Chapter 11 Bankruptcy filings, see
Item 1. Business-Chapter 11 Bankruptcy Filings, page 3.

     Pursuant to an Agreement and Plan of Reorganization as of March 5, 1986, the Company (prior to the Company's 1992 reorganization, the Company was Acme Steel Company, now a subsidiary and formerly called Interlake, Inc., hereinafter referred to as the "Company") and The Interlake Company ("Interlake"), its former parent company, entered into a Tax Indemnification Agreement ("TIA"). The TIA generally provides for Interlake to indemnify the Company for certain tax matters. Per the TIA, Interlake is solely responsible for any additional income taxes it is assessed for adjustments relating to all tax years prior to 1982. With respect to any additional income taxes that are finally determined to be due with respect to the tax years beginning in 1982 through the date of the "Spin-Off " (as said term is identified in the Reorganization documents), the Company is responsible for taxes relating to "Timing Differences" related to the Company's "Continuing Operations." A "Timing Difference" is defined generally as an adjustment to income, deductions or credits which is required to be reported in a tax year beginning subsequent to 1981 through the Spin-Off, but which will reverse in a subsequent year. "Continuing Operations" is defined generally as any business and operations conducted by the Company as of the Spin-Off date. Interlake is principally responsible for any additional income taxes the Company is assessed relating to all other adjustments prior to the Spin-Off.

     On March 17, 1994, the Company received a Statutory Notice of Deficiency ("Notice") in the amount of $16.9 million in tax as a result of the Internal Revenue Service's examination of the 1982 through 1984 tax years. During 1997, Interlake and the Internal Revenue Service settled significantly all issues that created the additional tax, reducing it to $5.1 million. Certain issues for the tax years beginning 1985 through the Spin-Off remain unresolved and are now pending in the United States Tax Court (The Interlake Corporation v. Commissions of Internal Revenue, Docket No. 8258-96 and The Interlake Corporation v. Commissions of Internal Revenue, Docket No. 15740-98). Interlake has been responsible, pursuant to the TIA, for representing the Company before the Internal Revenue Service for the 1982 through 1984 tax years. Substantial interest could also be due (potentially in an amount greater than the tax claimed). The taxes claimed relate principally to adjustments for which the Company is indemnified by Interlake pursuant to the TIA. The Company has adequate reserves to cover that portion of the tax for which it believes it may be responsible per the TIA. The Company is contesting the unresolved issues and the Notice.

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

ENVIRONMENTAL

     In addition to the general matters noted above, the operations of the Company and its subsidiary companies are subject to numerous federal, state and local laws and regulations providing a comprehensive program of controlling the discharge of materials into the environment and remediation of certain waste disposal sites by responsible parties for the protection of public health and the environment. Various federal and state occupational safety and health laws and regulations also apply to the workplace environment.

     These current environmental control requirements are comprehensive and continue to reflect a long-term trend towards increasing stringency. The Company expects these requirements will continue to become even more stringent in future years. The U.S. EPA's proposal for revision of the National Ambient Air Quality Standards for particulate matter and ozone are recent examples of this trend.

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

     The Company, from time to time, may be involved in administrative or judicial proceedings with various regulatory agencies or private parties claims that the Company's operations have violated certain environmental laws, conditions of existing permits, or the disposal of materials at waste disposal sites. The resolution of such matters may involve the payment of civil penalties, damages, remediation expenses and/or the expenditure of funds to add or modify pollution control equipment.

     The Company has made substantial capital investments in environmental control facilities to achieve compliance with these laws, incurring expenditures of $10.3 million for environmental projects (exclusive of any such expenditures related to the New Facility) in the period from 1995 through 1998. The New Facility was constructed under a lump sum fixed price contract of which it is estimated that $9.8 million was capitalized in 1996 for environmental compliance excluding capitalized interest. A nominal amount was expended during 1997 and 1998 to maintain environmental compliance at the New Facility. The Company anticipates making nominal capital expenditures for environmental projects during 1999. In addition, maintenance, depreciation and operating expenses attributable to installed environmental control facilities are having, and will continue to have, an adverse effect upon the Company's earnings. Although all of the Company's operating subsidiary companies are affected by these laws and regulations, similar to other steel manufacturing operations, they have had, and are expected to continue to have, a greater impact upon the Company's steel manufacturing subsidiary than on the Company's other operating subsidiaries.

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

     Administrative and Litigation Matters

     The Company, or its operating subsidiaries are currently involved in the following matters relating to administrative regulations which affect, or may affect, the operations, the permits or the issuance of permits, or litigation relating to the Company:

     Removal Credits and Pretreatment. The Metropolitan Water Reclamation District of Greater Chicago ("MWRD") is a publicly owned treatment works ("POTW"). The MWRD applied to the U.S. Environmental Protection Agency ("U.S. EPA") for authority to revise categorical pretreatment standards to reflect the actual treatment provided by the MWRD for waste water discharged to the MWRD's POTW by industrial users ("Removal Credits"). These revised categorical standards, reflecting Removal Credits are essential for Acme Steel to avoid expenditures for control of 4AAP phenol found in discharges from its coke by-products plant and for control of certain other pollutants. In 1987, the MWRD's application was denied by the U.S. EPA and the denial was upheld by the United States Court of Appeals for the Seventh Circuit. The U.S. EPA maintained that under the Clean Water Act and decisions of U.S. District Courts, it could not approve Removal Credits until it promulgated "sludge criteria."

     In 1993, the U.S. EPA promulgated sludge criteria which included the possibility of granting Removal Credits for phenols in certain circumstances. Acme Steel petitioned the MWRD for Removal Credits. Following this petition, the MWRD again applied to the U.S. EPA for authority to grant Removal Credits. While this application was denied, the U.S. EPA stated that if the Agency amends its regulations with respect to phenol 4AAP, either as a result of the petition filed by the MWRD or independently, the MWRD may then resubmit its application. Acme Steel, together with a similarly situated steel company, filed Comments and a Request for Reconsideration and Clarification concerning the 4AAP phenol component of the U.S. EPA's Standards for Disposal of Sludges with the U.S. EPA and filed a Petition for Review of the U.S. EPA's decision with the Court of Appeals for the DC Circuit. Both the Comments and Request for Reconsideration and the Petition for Review are pending. The steel companies filed a motion with the DC Circuit Court to stay the appeal pending the U.S. EPA's consideration of the Comments and Administrative Request for Reconsideration and Clarification. The Court granted this Motion on September 14, 1994. On September 10, 1996 Acme Steel filed, along with the other steel company, with the U.S. EPA a phenol risk assessment document supporting the granting of Removal Credits for 4AAP phenol. To date, there has been no decision by the U.S. EPA. Acme Steel continues to challenge the U.S. EPA's denial of the Removal Credits application and pursue administrative and legal remedies. The U.S. EPA is currently preparing a proposed administrative rule intended to address the Removal Credits issue, however, at this time Acme Steel is unable to determine whether such an administrative rule, if promulgated and adopted, will adequately address Acme Steel's 4AAP phenol Removal Credits issues. Acme Steel could be subject to allegations it is in violation of currently applicable pretreatment standards and could be required to negotiate appropriate resolutions with the U.S. EPA and the MWRD resulting in the payment of penalties if its administrative and/or legal challenges are unsuccessful. In the event Acme Steel is unsuccessful in its challenge of the U.S. EPA's actions, capital expenditures required to bring its discharges to the MWRD into compliance with the current applicable pretreatment standards were estimated to be approximately $6 million in 1994.

     Although Acme Steel is vigorously pursuing its administrative and judicial remedies and would vigorously contest any action to assess civil penalties against Acme Steel, the Company does not have sufficient information to estimate its potential liability, if any, if Acme Steel's efforts to obtain such relief, or contest such penalty assessments, are not successful.

     Illinois State Implementation Plan for Particulates. Acme Steel, together with other Illinois steel companies, engaged in extensive discussions with the IEPA leading to the development of regulations governing the emissions of particulate matter from various steel manufacturing facilities operated by Acme Steel and others. These regulations were submitted to the U.S. EPA for approval as part of the IEPA's State Implementation Plan ("SIP").

     On November 18, 1994, the U.S. EPA conditionally approved these regulations. The conditions imposed by the U.S. EPA for this SIP approval required a commitment by the IEPA to adopt more stringent rules for various sources at Acme Steel and other steel companies. Acme Steel, together with other steel companies, filed a Petition for Review of the U.S. EPA's action in the U.S. Court of Appeals for the Seventh Circuit on January 4, 1995 (Docket No. 95-1025).

     The steel companies, including Acme Steel, are engaged in discussions with the U.S. EPA and the IEPA regarding the need for these more stringent rules and what additional particulate emission controls, if any, may be appropriate or required under federal law. These discussions and the Petition for Review are pending and no estimate can be made when the U.S. EPA and the IEPA will resolve these issues or whether additional emission controls will be required and or the cost of such controls at this time.

     Recycling of Coke Plant By-Product Residues. By letter dated September 30, 1998, the U.S. EPA issued a notice and opportunity to show cause why Acme Steel qualifies for the coke plant by-product residue recycling exemption in 40 CFR
261.4 (a)(10) and why, therefore, its facility is not a treatment, storage or disposal facility operating in violation of the Resource Conservation and Reclamation Act of 1976, 42 U.S.C. Section 6901 et seq. ("RCRA"). This notice relates to a process operated by Kipin, an outside contractor, at the coke plant, which prepares coke plant by-product residues for recycling to the coke ovens. Acme Steel is involved in discussions with the U.S. EPA, and based on the discussions to date, believes the matter can be resolved by minor modification to the process. The cost of resolving this matter is unknown at this time but is not anticipated to be material.

OTHER MATTERS

     1986 Reorganization Matters. Pursuant to an Agreement and Plan of Reorganization dated as of March 5, 1986, (the "Reorganization") between the Company and Interlake, both parties entered into a Cross-Indemnification Agreement, dated May 29, 1986, (the "Agreement") more specifically described in
Exhibit 10.2 to the Company's Annual Report/Form 10-K filed with the U.S. Securities and Exchange Commission for the fiscal year 1992, Securities and Exchange Commission file no. 0-14727.

     Pursuant to the terms of this Agreement, for a period of ten (10) years following the date of the Spin-Off (as that term is identified in the Reorganization documents), the Company undertook to defend, indemnify and hold Interlake and its affiliates harmless from and against any and all Claims, as that term is defined in the Agreement, occurring either before or after the date of the Reorganization and which arose out of or are related to the Acme Business, as that term is defined in the Agreement. The Acme Business is more specifically defined in the Agreement as the iron and steel and domestic U.S. steel strapping business as conducted by the Company on or about May 29, 1986.

     Similarly, and for the same period of time, Interlake undertook to defend, indemnify and hold the Company and its affiliates harmless from and against all Claims, as that term is defined in the Agreement, occurring either before or after the date of the Reorganization related to the operation of all businesses and properties currently owned, directly or indirectly, by Interlake or any subsidiary of Interlake (other than the Company and its affiliates) and relating to the Transferred Property, as that term is defined in the Reorganization Agreement (but excluding the Acme Business), and, any business and properties discontinued or sold by Interlake Inc. prior to May 29, 1986, including any discontinued or sold businesses or property which, if continued, would be part of the Acme Business. The indemnification by Interlake with respect to any Claims incurred in connection with or arising out of or related to the Interlake Business, as that term is defined more specifically in the Agreement, includes but is not limited to environmental matters relating to the Interlake Business whether brought by governmental agencies or private entities. These environmental matters include, without limitation, the lawsuit captioned People of the State of Illinois v. Waste Management of Illinois, Interlake, Inc. and First National Bank of Western Springs, Circuit Court of Cook County, Illinois (No. 85 L 30162); the disposal of materials at the landfill operated by Conservation Chemical located at Gary, Indiana, to the extent such materials originated at the plant of Gary Steel Company; and, operation of facilities by predecessors of Interlake at Duluth, Minnesota.

     Interlake also has and continues to provide indemnification to the Company for the Duluth, Minnesota, facility which has been designated as a Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, 42 U.S.C. Section 9601, et seq. (the "Duluth Site"). Interlake reported the soil remediation was substantially completed in 1997. The Minnesota environmental agency ("MPCA") also requested Interlake to investigate and evaluate remediation alternatives for the underwater sediments at the Duluth Site. Interlake reports that consultants have substantially completed an investigation of the sediments; and, based on this investigation Interlake has commenced reviewing potential remediation alternatives with the MPCA and other parties. Interlake indicates it is unable to provide meaningful estimates of the potential cost estimates of such remediation, if any is deemed appropriate, until the investigation is complete and remediation alternatives are reviewed with the MPCA.

     In March 1996, the MPCA named the successors of certain coal tar processors as additional parties responsible for a portion of the underwater sediments at the Duluth Site.

     Merger of The Interlake Corporation and GKN North America Manufacturing Inc. On December 5, 1998, GKN North America Manufacturing Inc. (the "Purchaser") and Interlake entered into an agreement and plan of merger ("Merger Agreement"). The Purchaser is a wholly owned subsidiary of GKN North America Incorporated which, in turn, is an indirect subsidiary of GKNplc of the United Kingdom ("GKNplc").

     Pursuant to the Merger Agreement, on December 10, 1998, the Purchaser commenced a tender offer for all of the outstanding common stock and outstanding Series A Convertible Exchangeable Preferred Stock ("Preferred Stock") of Interlake. The Purchaser acquired by cash purchase in excess of 95 percent of the outstanding common stock and Preferred Stock by February 10, 1999. Subsequently, on February 10, 1999, pursuant to the Merger Agreement, the Purchaser was merged into Interlake. Interlake, a subsidiary of Purchaser, is the surviving corporation.

     The Company believes the above described acquisition of Interlake by GKNplc through its direct and indirect subsidiary will not alter the obligations and rights of the Company and Interlake as described herein.

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

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The following table presents the high and low sales or bid information on a quarterly basis for the Company's Common Stock for the two fiscal years from December 30, 1996 through December 27, 1998. From December 30, 1996 through September 29, 1998, the Common Stock traded on the New York Stock Exchange under the symbol AMI. Subsequent to September 29, 1998 through December 27, 1998 (and continuing to date), the Common Stock has traded on the Bulletin Board Quotation System of the National Association of Securities Dealers under the symbol AMIIQ. In addition, from December 30, 1996 through December 8, 1998, the Company's Common Stock traded on the Toronto Stock Exchange under the symbol AMK. On December 8, 1998, the Toronto Stock Exchange suspended trading of the Company's stock due to its Chapter 11 Bankruptcy filings. As of March 8, 1999 there were 11,664,571 shares of Common Stock outstanding held by 4,735 shareholders of record.

                        QUARTER                                      1998                 1997
                        -------                                      ----                 ----
First..................................................            10 5/8-14 1/2        19 5/8-14 7/8
Second.................................................            9 3/8- 3 3/8         17 3/4-13
Third..................................................             5- 1 5/8            17 5/8-13 1/2
Fourth.................................................            1-  1/10             15 7/8- 8 1/2

     No dividends have been declared or paid on the Common Stock since the Company became a public company in 1986. Special payments in 1992 and 1988 reflected the redemption of preferred stock purchase rights. Certain covenants in the Company's debt instruments and agreements have in the past limited the Company's ability to pay dividends. Currently, the Company's status under Chapter 11 of the Bankruptcy Code and the DIP Financing Agreement prohibit the payment of dividends and the repurchase of shares.

ITEM 6. SELECTED FINANCIAL DATA
FIVE YEARS IN REVIEW (dollars in thousands except for per share data)
Certain amounts have been reclassified to conform with the 1998 presentation.

                                            1998       1997       1996       1995       1994
----------------------------------------------------------------------------------------------
INCOME DATA
  Net sales                               $459,920   $488,030   $498,242   $521,619   $522,880
----------------------------------------------------------------------------------------------
  Income (loss) from operations            (39,482)   (35,057)     5,036     48,812     33,480
----------------------------------------------------------------------------------------------
  Income (loss) before income taxes,
    extraordinary loss and a cumulative
    effect of a change in accounting
    principle                              (71,954)   (76,642)     5,093     44,135     28,693
----------------------------------------------------------------------------------------------
  Income tax provision (benefit)            55,736    (29,124)     2,426     15,889      9,935
----------------------------------------------------------------------------------------------
  Net income (loss) before
    extraordinary loss and a cumulative
    effect of a change in accounting
    principle                             (127,690)   (47,518)     2,667     28,246     18,758
----------------------------------------------------------------------------------------------
  Extraordinary loss, net of taxes                    (23,411)                          (1,787)
----------------------------------------------------------------------------------------------
  Cumulative effect of a change in
    accounting principle, net of tax                   (6,276)
----------------------------------------------------------------------------------------------
  Net income (loss)                       (127,690)   (77,205)     2,667     28,246     16,971
==============================================================================================
PER SHARE DATA -- BASIC
  Net income (loss)                       $ (10.94)  $  (6.64)  $   0.23   $   2.44   $   2.19
----------------------------------------------------------------------------------------------
  Weighted average shares outstanding
    (in thousands)                          11,673     11,628     11,598     11,574      7,751
==============================================================================================
PER SHARE DATA -- DILUTED
  Income (loss) before extraordinary
    loss and a cumulative effect of a
    change in accounting principle        $ (10.94)  $  (4.09)  $   0.23   $   2.44   $   2.38
----------------------------------------------------------------------------------------------
  Extraordinary loss                                    (2.01)                           (0.22)
----------------------------------------------------------------------------------------------
  Cumulative effect of a change in
    accounting principle                                (0.54)
----------------------------------------------------------------------------------------------
  Net income (loss)                         (10.94)     (6.64)      0.23       2.44       2.16
----------------------------------------------------------------------------------------------
  Shareholders' equity                        3.22      16.02      22.45      21.42      19.31
----------------------------------------------------------------------------------------------
  Weighted average shares outstanding
    (in thousands)                          11,673     11,628     11,663     11,596      7,873
==============================================================================================
BALANCE SHEET
  Current assets                          $147,863   $192,443   $182,837   $258,787   $273,842
----------------------------------------------------------------------------------------------
  Property, plant and equipment, net       550,428    550,350    560,725    379,178    148,829
----------------------------------------------------------------------------------------------
  Total assets                             737,088    829,081    805,749    754,743    682,330
----------------------------------------------------------------------------------------------
  Current liabilities                       52,576    100,300    115,940    108,330     81,391
----------------------------------------------------------------------------------------------
  Long-term debt (including current
    maturities)                            233,463    424,743    310,085    276,831    265,055
----------------------------------------------------------------------------------------------
  Liabilities subject to compromise        296,074
==============================================================================================
  Shareholders' equity                      37,638    186,343    260,701    248,111    223,278
==============================================================================================
CASH FLOWS
  Net cash provided by (used for)
    operating activities                  $ 11,687   $(60,712)  $ 46,034   $ 59,541   $ 47,422
----------------------------------------------------------------------------------------------
  Net cash used for investing
    activities                             (11,291)   (28,599)   (85,562)   (83,547)  (334,124)
----------------------------------------------------------------------------------------------
  Net cash provided by financing
    activities                              12,019     62,541     19,709        410    312,897
----------------------------------------------------------------------------------------------
  Net increase (decrease) in cash           12,415    (26,770)   (19,819)   (23,596)    26,195
==============================================================================================
ADDITIONAL INFORMATION
  Depreciation                            $ 37,920   $ 39,410   $ 16,591   $ 13,613   $ 15,514
----------------------------------------------------------------------------------------------
  Capital expenditures                      37,808     45,929    119,122    244,374     56,339
----------------------------------------------------------------------------------------------
  Working capital                           95,287     92,143     66,897    150,457    192,451
==============================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     On September 28, 1998, the Company filed voluntary petitions for protection and reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. This discussion and analysis of results of operations should be read in conjunction with the financial data in the table included below and in conjunction with the consolidated financial statements and notes thereto. See
Item 1. Business-Chapter 11 Bankruptcy Filings.

     The Company's operations are divided into two segments, the Steel Making Segment and the Steel Fabricating Segment. The Steel Making Segment consists of Acme Steel and includes all of the facilities used in the manufacturing and finishing of hot-rolled sheet and strip steel. The Steel Fabricating Segment includes the operations of Acme Packaging, Alpha Tube and, prior to its sale, Universal Tool, which use flat-rolled steel in their respective fabricating processes.

     During 1998, Acme Steel continued to experience a substantial reduction in the average selling price per ton due to competitive pressures, principally imports of foreign steel in the second half of 1998, and a continued reduction of orders, including orders from its traditional higher margin value-added niche customers in the markets for mid- to high-carbon, alloy and HSLA products.

     The reduction of orders from its traditional higher margin value-added niche customers was due to production start-up issues at the New Facility and the late delivery and slower than expected ramp-up of the slitting capabilities at NACME that occurred in 1997. During 1998 the Company substantially improved its ability to produce and finish products for its higher margin value-added niche customers but was not able to increase shipments to traditional levels due to intense competition from new entrants coupled with lower demand in certain segments of the niche markets.

     Due to the oversupply in the domestic steel market in the second half of 1998, Acme Steel's New Facility operated at an average of 76.4 percent of capacity for the year. By operating at less than full capacity and continuing to experience a slower than expected improvement in material yield, the New Facility continued to incur cost inefficiencies.

     As a result, Acme Steel incurred significant losses in 1998 due to, among other factors, the rapid deterioration in steel demand and selling prices in the second half of 1998, production cost inefficiencies resulting from low levels of production, and an adverse mix of products.

     The Steel Fabricating Segment recorded strong operating results. However, the operating income of this segment was unable to offset the significant operating losses of Acme Steel.

     Such losses resulted in reduced liquidity, breach of certain financial covenants in the Company's loan agreements and a projected inability to service ongoing debt obligations. All these factors contributed to the Company's decision to seek protection under Chapter 11 of the Bankruptcy Code.

                                                                          FOR THE YEARS ENDED
                                                              --------------------------------------------
                                                              DECEMBER 27,    DECEMBER 28,    DECEMBER 29,
                                                                  1998            1997            1996
                                                              ------------    ------------    ------------
                                                                             (IN MILLIONS)
Sales:
  Steel Making Segment....................................      $ 310.1          $299.6         $ 335.3
  Steel Fabricating Segment...............................        239.8           286.7           277.2
  Intersegment sales......................................        (90.0)          (98.3)         (114.3)
                                                                -------          ------         -------
     Sales................................................      $ 459.9          $488.0         $ 498.2
                                                                =======          ======         =======
Operating income (loss):
  Steel Making Segment....................................      $ (62.1)         $(61.9)        $ (14.9)
  Steel Fabricating Segment...............................         22.6            26.8            19.9
                                                                -------          ------         -------
     Operating income (loss)..............................        (39.5)          (35.1)            5.0
Non-operating income (expense):
  Interest expense -- net.................................        (38.0)          (41.1)           (0.5)
  Reorganization charges under Chapter 11 Bankruptcy......         (6.7)
  Other -- net............................................         12.2            (0.4)            0.6
                                                                -------          ------         -------
     Income (loss) before income taxes....................        (72.0)          (76.6)            5.1
  Income tax (benefit) provision..........................         55.7           (29.1)            2.4
                                                                -------          ------         -------
  Income (loss) before extraordinary loss and cumulative
     effect of a change in accounting principle...........       (127.7)          (47.5)            2.7
  Extraordinary loss, net of tax..........................                        (23.4)
  Change in accounting principle, net of tax..............                         (6.3)
                                                                -------          ------         -------
     Net income (loss)....................................      $(127.7)         $(77.2)        $   2.7
                                                                =======          ======         =======

Fiscal 1998 as compared to fiscal 1997

     The Company. For the fiscal year ended December 27, 1998 the Company's consolidated net sales decreased 5.7 percent to $459.9 million from $488.0 million in 1997. The decline was primarily due to the absence of Universal Tool which was sold in the first quarter of 1998. In 1998, the Company incurred a net loss of $127.7 million, or $10.94 per diluted share, which included an income tax provision of $55.7 million relating to a full valuation reserve recorded against net income tax benefits previously recognized. The 1998 net loss compares unfavorably by $50.5 million with a 1997 net loss of $77.2 million, or $6.64 per share. The 1997 net loss included a $29.1 million income tax benefit, a $23.4 million (net of tax) extraordinary loss from a restructuring of debt, and a $6.3 million (net of tax) charge due to a change in accounting principle.

     The operating loss in 1998 was $39.5 million compared to the 1997 operating loss of $35.1 million. The operating loss in 1997 included Universal Tool operating income of $3.9 million.

     The results for 1998 reflect operations prior to Chapter 11 Bankruptcy for the period December 29, 1997 through September 28, 1998 and operations under Chapter 11 Bankruptcy for the remainder of the year. Certain expenses, primarily interest expense on unsecured debt, have been reduced since the Bankruptcy filings.

     Steel Making. Steel sales of $310.1 million in 1998 were up more than 3.5 percent over 1997 sales of $299.6 million. The increase is attributable to a
21.5 percent increase in shipment volume. Offsetting that higher level of shipments was a 9.4 percent per ton decrease in average selling price related to lower prices and a weaker sales mix. The lower average selling price was caused by the competition from lower priced imported steel entering the market in the second half of 1998 coupled with lower demand for Acme Steel's product.

     The New Facility operated at 76.4 percent of capacity in 1998, the second full year of operation, compared to 59.0 percent in 1997. During early periods of 1998, the mill operated at near 90.0 percent levels with the last half of 1998 utilization falling to 63.0 percent due to the lower demand for Acme Steel's products.

     The 1998 loss from operations was $62.1 million compared to a loss in 1997 of $61.9 million.

     Steel Fabricating. Sales of $239.8 million in 1998 were down $46.9 million or 16.4 percent from the $286.7 million in 1997. The absence of Universal Tool, which was sold in the first quarter of 1998, accounted for $32.9 million of the change. Acme Packaging sales were down 8.0 percent due to sales volume declines and lower average selling prices. Alpha Tube sales were slightly below the 1997 level with lower shipment volumes.

     In 1998 operating income of $22.6 million was down $4.2 million from $26.8 million in 1997 which approximated the change in operating income generated by Universal Tool. Lower raw material and operating costs nearly offset the sales declines in Acme Packaging. The richer sales mix and lower material costs more than offset the volume and price declines in the tube and pipe market as income from operations at Alpha Tube were up over $1.0 million from the prior year.

     Net Interest Expense. Net interest expense of $38.0 million in 1998 was $3.1 million lower than net interest expense of $41.1 million in 1997. Interest expense relating to unsecured debt was not accrued during the fourth quarter of 1998 due to the Chapter 11 Bankruptcy filings.

     Reorganization Charges under Chapter 11 Bankruptcy. The $6.7 million of reorganization charges consists of costs related to unwinding certain hedging transactions along with administrative professional and legal fees associated with the Chapter 11 Bankruptcy filings.

     Income Taxes. The Company recorded an income tax provision of $55.7 million for the year ended December 27, 1998 as compared to an income tax benefit of $29.1 million in 1997, excluding the 1997 tax effect associated with an extraordinary loss and the cumulative effect of a change in accounting principle. As a result of the losses incurred to date and its Chapter 11 Bankruptcy filings, the Company recorded a full valuation reserve against its deferred net income tax asset balance.

     Fiscal 1997 as compared to fiscal 1996

     The Company. The Company's 1997 consolidated net sales of $488.0 million decreased 2 percent from $498.2 million in 1996. An unfavorable product mix and a decrease in non flat-rolled product shipments as compared to 1996 were partially offset by increased sales volumes in the Steel Fabricating Segment. The Company incurred a net loss of $77.2 million in 1997, or $6.64 per diluted share. The 1997 net loss compares with net income in 1996 of $2.7 million, or $0.23 per diluted share. The 1997 net loss includes two net of tax adjustments amounting to $29.7 million for an extraordinary loss associated with a bank refinancing and a change in accounting principle.

     The 1997 operating loss was $35.1 million compared to operating income of $5.0 million in 1996. Included in 1997 operating results was the continued startup of the New Facility and the idling of an ingot-based steel making facility in the Steel Making Segment. That segment generated $47.0 million higher operating losses in 1997 compared to 1996 performance.

     Steel Making. In 1997, net sales were $299.6 million, a 10.6 percent decrease as compared to net sales of $335.3 million in 1996. Decreases in the affiliated shipments, an unfavorable product mix, lower sales of non flat-rolled products and overall lower selling prices accounted for the decrease from the prior year.

     1997 included nonrecurring expenses related to the phase out (completed in June 1997) of the redundant ingot operations and the product cost inefficiencies resulting from operating the New Facility at less than optimal production levels in the New Facility's first full year of production. Production for 1997 on the New Facility was 615.2 thousand tons compared to 33.4 thousand tons in 1996.

     A loss from operations of $61.9 million was recorded in 1997, an increased loss of $47.0 million over the 1996 operating loss of $14.9 million. The increased loss was the result of (i) the phase out of the ingot-based operations and phase in of the New Facility; (ii) lower revenues and margins associated with a weaker sales mix; (iii) lower shipping levels to affiliates; (iv) reduced shipments and higher inventory levels associated with the startup of NACME; and
(v) higher depreciation expense related to the New Facility, a $22.9 million increase over 1996.

     Steel Fabricating. Sales of $286.7 million were recorded in 1997 as compared to sales of $277.2 million for 1996, a 3.4 percent increase over 1996. The increase is a result of volume gains with slightly higher prices.

     Operating income of $26.8 million in 1997 increased by $6.8 million over the $20.0 million in 1996. This 34.5 percent improvement in 1997 was the result of increased sales and lower raw material costs.

     Net Interest Expense. In 1997 net interest expense was $41.1 million, which was $40.6 million higher than net interest expense of $0.5 million in 1996. The increase in net interest expense relates to decreased interest income as a result of reduced cash and investment balances from payments for the construction of the New Facility and to support operating losses in 1997. During 1997, all interest costs were being charged against earnings versus 1996 when a significant part of these costs were being capitalized. The Company ceased capitalization of interest costs related to the New Facility midway through the fourth quarter of 1996.

     Income Taxes. A $29.1 million income tax benefit was recorded in 1997, which excludes the tax effect of expenses related to an extraordinary loss and the cumulative effect of a change in accounting principle. In 1996 there was an income tax provision of $2.4 million. The benefit in 1997 relates to the timing differences and 1997 pre-tax net loss.

     LIQUIDITY AND CAPITAL RESOURCES

     The most significant factors affecting the Company's liquidity and capital resources are the adverse market conditions for its products, the higher than planned cost structure, and operating under the protection of the Bankruptcy Code. Additional information and discussions concerning the circumstances which led to the filings under Chapter 11 Bankruptcy are contained in Item 1. Business-Chapter 11 Bankruptcy Filings, and elsewhere in this Item 7. Cash and cash equivalents balances at the end of 1998 and 1997 were $18.9 million and $6.5 million, respectively. The higher cash level at the end of 1998 is a direct result of the suspension of debt service requirements and the deferral of substantial liabilities outstanding as of September 28, 1998.

     The Company's current liquidity requirements include funding losses, working capital needs, Chapter 11 Bankruptcy administrative expenses, payments to adequately protect holders of certain secured claims against the Company (such payments to be made pursuant to the approval of the Bankruptcy Court) and capital investments. On December 18, 1998, with the approval of the Bankruptcy Court, Acme Metals, Acme Steel, Acme Packaging, Alabama Metallurgical and Acme Steel International entered into a twenty-one month DIP Financing Agreement with BankAmerica Credit, which provides for a maximum of $100 million of revolving credit borrowings subject to certain borrowing base limitations based on inventory and accounts receivable less reserves. Alpha Tube, whose inventory and accounts receivable are excluded from the borrowing base computation, has guaranteed the obligations incurred under the DIP Financing Agreement. Alpha Tube's guaranty obligation with respect to DIP Financing Agreement is effectively subordinate to pre-petition trade obligations and Chapter 11 Bankruptcy administrative expenses of Alpha Tube. The Company intends to finance its current operating and investment activities with cash from operations and to the extent necessary, by borrowing against its DIP Financing Agreement. Consistent with this strategy, the Company will borrow and repay amounts from time to time as conditions warrant. At February 28, 1999, the Company had no outstanding borrowings and approximately $60.0 million was available for borrowing under its DIP Financing Agreement.

     During the period of operation under the protection of Chapter 11 Bankruptcy, the Company is precluded from paying most pre-petition liabilities. Although payments to creditors have been deferred and collection of pre-petition liabilities by creditors has been stayed, the Bankruptcy Court authorized payments of wages and benefits and payment of certain other amounts. The pre-petition obligations which are not being paid among others, include debt service, pre-petition trade payables, pre-petition pension related liabilities, and amounts related to executory contracts. The post-petition trade payables at the end of 1998 amounted to $14.7 million. Trade payables at year end 1997 were $64.7 million.

     Capital expenditures are expected to be approximately $20.0 million in 1999 and will be principally for necessary replacement projects. The Company expects to make approximately $21.0 million of adequate protection payments during 1999 pursuant to stipulations with various secured parties that have been or will soon be presented to the Bankruptcy Court for its approval.

     Although the Company currently believes the anticipated cash provided by future operations and borrowings under the DIP Financing Agreement will provide sufficient liquidity for the Company to meet its adequate protection payments and fund ongoing operations in Chapter 11 Bankruptcy, including required capital expenditures, there can be no assurance these or other possible sources will be adequate.

OUTLOOK

     The Company currently intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's businesses and to restructure the Company's balance sheet. Although management expects to file a plan of reorganization, there can be no assurance at this time that a plan of reorganization will be proposed by the Company, approved or confirmed by the Bankruptcy Court, or that such plan will be consummated. The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a plan of reorganization through April 26, 1999. While the Company intends to request further extensions of the exclusivity period, there can be no assurance that the Bankruptcy Court will grant such further extensions. If the exclusivity period were to expire or be terminated, other interested parties, such as creditors of the Company, would have the right to propose alternative plans of reorganization. Although the Board of Directors strives to maximize shareholder value, a plan of reorganization could, among other things, result in material dilution of the equity of existing shareholders of the Company as a result of the issuance of equity to creditors or new investors.

     Steel Making Segment

     Acme Steel continues to incur operating losses and does not expect to achieve the sales, production and performance levels necessary to achieve a profit for the year 1999. Competition from foreign steel continues to adversely affect Acme Steel sales. The Company also believes that a structural change in the pricing of niche products has occurred which has and will compress the premium received by Acme Steel for niche steel products. The cost position of Acme Steel, even though improved since the New Facility began operations, remains uncompetitive. The Company is working to optimize the operating performance of its facilities, reduce cash manufacturing costs and optimize its mix of higher margin productions.

     The Company is engaged in negotiations with the United Steelworkers of America. The current contract expires on August 31, 1999.

     Steel Fabricating Segment

     Steel Fabricating Segment earnings in 1999 are expected to remain relatively steady. Acme Packaging will increase the utilization of the plastic strapping lines in this first full year of operations. Alpha Tube has completed the relocation and consolidation of its tube mills which is expected to improve material handling capability and lower operating costs.

     Year 2000 Compliance

     The Company is in the process of implementing and executing a Year 2000 assessment with the objective of having all of its significant business systems functioning properly with respect to the Year 2000 issue before January 1, 2000. As part of this assessment, significant service providers, vendors, suppliers, and customers believed to be critical to business operations after January 1, 2000, have been identified and steps are being taken to reasonably ascertain their stage of Year 2000 readiness through questionnaires, interviews, on-site visits, and other available means. At this time, the Company believes its significant service providers, vendors, suppliers, and customers' readiness issues will not materially affect the Company.

     The Company has implemented a Year 2000 compliant business system at Acme Metals and its Acme Steel and Acme Packaging subsidiaries. Alpha Tube is in the process of implementing a Year 2000 compliant system (at a cost of approximately $2.0 million) and expects implementation to be materially completed before January 1, 2000.

     The Company's current desktop computers are not Year 2000 compliant. The Company will have to obtain compliant machinery at a cost of approximately $1.0 million before year end.

     Other areas of operations, such as the New Facility, have been tested and are, at this time, considered to be materially Year 2000 compliant. The Company, however, continues testing its manufacturing and other systems to ensure continued compliance.

     The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Numerous factors could cause the expected cost and completion dates to differ from the above estimates. Contingency plans, if needed, will be in place prior to January 1, 2000. However, the Company currently believes that the Year 2000 issues will not have a material adverse impact on the Company's financial conditions, results of operations, or cash flow.

FORWARD LOOKING STATEMENT

     Actual events might materially differ from those projected in the above forward looking statements. If there are substantial unexpected production interruptions or other operating difficulties, or if the New Facility fails to achieve production utilization and material yield goals, the competitive and financial position of the Company could be materially adversely affected. In addition to uncertainties with respect to the New Facility, forward looking statements regarding all of the Company's businesses, but particularly the Steel Making Segment, are based on various economic assumptions. These assumptions include projections regarding: selling prices for the Company's products, costs for labor, energy, raw material, supplies, pensions and active and retiree medical care, volume or units of product sales, competitive developments in the marketplace by domestic and foreign competitors, including import levels, and the competitive impact of the facilities which are expected to compete with the Company's products, general economic developments in the United States or abroad affecting the business of the Company's customers, including the strength of the U.S. dollar against other currencies and similar events which may affect the costs, price or volume of products sold by the Company.

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

     Furthermore, the Chapter 11 Bankruptcy filings introduce numerous uncertainties which may affect the Company's businesses, results of operations and prospects.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued FAS No. 133, "Accounting for Derivatives and Similar Financial Instruments and Hedging Activities," which requires all derivatives to be measured at fair value and recognized in the statement of financial position as assets or liabilities. In addition, all hedges fall into one of two categories -- fair value and cash flow hedges -- which determines whether changes in fair value of the hedge are recorded in net income or in other comprehensive income. The statement is effective for fiscal years beginning after June 15, 1999. Adoption of the Statement is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Exchange. Until its Chapter 11 Bankruptcy filings, the Company used foreign exchange forward contracts on the Canadian Dollar to hedge its exposure from changes in foreign exchange rates for the purchase of raw materials from its Wabush joint venture. Upon filing for Chapter 11 Bankruptcy protection, the Company unwound its forward positions. A 10 percent unfavorable movement in the Canadian Dollar would affect raw material costs by approximately $2.5 million.

     Interest Rates. Until its Chapter 11 Bankruptcy filings, the Company used interest rate swaps to fix its exposure to interest rate movements. Upon filing for Chapter 11 Bankruptcy protection, the Company unwound its interest rate swaps.

     The Company's net exposure interest rate risk consists of floating rate debt instruments linked to LIBOR. See footnote entitled "Debt Refinancing and Long-Term Debt" contained in the accompanying financial statements and footnotes for a description of debt instruments. The Company, while under Chapter 11 Bankruptcy, is prohibited from making interest payments but, with the approval of the Bankruptcy Court, has or expects to enter into adequate protection agreements with secured lenders. See footnote entitled "Debt Refinancing and Long-Term Debt" contained in the accompanying financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to Item 8 is submitted in a separate section of this Annual Report on Form 10-K. See the audited Consolidated Financial Statements and Financial Statement Schedule of Acme Metals Incorporated attached hereto and listed in the index on page 29 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information with respect to directors of the Company is incorporated herein by reference to the proxy statement for the Annual Meeting of Shareholders of the Company to be held on April 22, 1999 under the caption Election of Directors.

     The following table sets forth, as of March 8, 1999 with respect to each executive officer of the Company, his name and all positions held during the last five years. Executive officers are elected annually by the Board of Directors of the Company to serve for a term of office of one year and until their successors are elected.

     As a result of a Reorganization effected May 25, 1992, Acme Steel Company became and continues to be a subsidiary of the Company. Prior to the Reorganization some of the executive officers listed below were executive officers of Acme Steel Company and, at the time of the Reorganization, were elected to similar positions within the Company.

               NAME AND AGE                                POSITIONS DURING LAST 5 YEARS
               ------------                                -----------------------------
Brian W. H. Marsden (67)..................    Non-employee Chairman of the Company since March 1,
                                              1997; Chairman of the Company since April 15, 1996;
                                              Chairman and Chief Executive Officer of the Company
                                              January 1, 1993 to April 15, 1996; Chairman, President
                                              and Chief Executive Officer of the Company May 1992 to
                                              December 1992; President and Chief Executive Officer of
                                              Acme Steel Company (integrated steel producer) June 1986
                                              to May 1992.

               NAME AND AGE                                POSITIONS DURING LAST 5 YEARS
               ------------                                -----------------------------
Stephen D. Bennett (49)...................    President and Chief Executive Officer of the Company
                                              since April 15, 1996; President and Chief Operating
                                              Officer of the Company January 1, 1993 to April 15,
                                              1996; Group Vice President of the Company May 1992 to
                                              December 1992; Group Vice President of Acme Steel
                                              Company January 1992 to May 1992; Vice President --
                                              Operations of Acme Steel Company June 1990 to December
                                              1991; General Manager of Fairfield Works, USS Division
                                              of USX Corporation (integrated steel producer) December
                                              1987 to May 1990. Director of the Company since January
                                              1, 1993.
Derrick T. Bay (51).......................    Controller and Chief Accounting Officer of the Company
                                              since January 19, 1998; Vice President -- Finance of
                                              Acme Steel Company January 1992 to January 18, 1998;
                                              Director of Operational Accounting of Acme Steel Company
                                              September 1989 to January 1992.
Robert W. Dyke (51).......................    Senior Vice President -- Fabricating of the Company
                                              since February 1, 1998; Group Vice President of the
                                              Company September 1, 1997 to January 31, 1998; President
                                              of Acme Packaging Corporation (manufacturer of steel and
                                              plastic strapping and strapping products) since 1992.
James W. Hoekwater (52)...................    Treasurer of the Company since July 1, 1994; Corporate
                                              Controller of ITT Rayonier (producer of pulp and wood
                                              products) December 1989 to March 1994.
James N. Howell (57)......................    Senior Vice President -- Steel of the Company and
                                              President of Acme Steel Company since February 1, 1998;
                                              Executive Vice President of Acme Steel Company September
                                              1, 1997 to January 31, 1998; Senior Vice President and
                                              Chief Operating Officer of National Steel Company 1993
                                              to 1994; Vice President of National Steel Company 1975
                                              to 1993.
Gerald J. Shope (55)......................    Vice President -- Human Resources of the Company since
                                              April 1, 1995; Vice President -- Human Resources of Acme
                                              Steel Company January 1, 1992 to March 31, 1995;
                                              Director -- Human Resources of Acme Steel Company June
                                              1986 to December 1991.
Edward P. Weber, Jr. (61).................    Vice President, General Counsel and Secretary of the
                                              Company since May 25, 1992; Vice President, General
                                              Counsel and Secretary of Acme Steel Company June 1986 to
                                              May 25, 1992.
Jerry F. Williams (59)....................    Vice President, Finance and Administration and Chief
                                              Financial Officer of the Company since May 25, 1992;
                                              Vice President -- Finance and Administration and Chief
                                              Financial Officer of Acme Steel Company May 1986 to May
                                              25, 1992.

ITEM 11. EXECUTIVE COMPENSATION

     Information relating to executive compensation is incorporated herein by reference to the proxy statement for the Annual Meeting of Shareholders of the Company to be held on April 22, 1999 under the caption Executive Compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the proxy statement for the Annual Meeting of Shareholders of the Company to be held on April 22, 1999 under the caption Security Ownership of Certain Beneficial Owners and Management.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions is incorporated herein by reference to the proxy statement for the Annual Meeting of Shareholders of the Company to be held on April 22, 1999 under the caption Certain Relationships and Related Transactions.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     (1) Financial Statements:

        The response to this portion of Item 14 is submitted in a separate section of this report. See the audited Consolidated Financial Statements and Financial Statement Schedule of Acme Metals Incorporated attached hereto and listed on the index on page 29 of this report.

     (2) Financial Statement Schedule:

        The response to this portion of Item 14 is submitted in a separate section of this report. See the audited Consolidated Financial Statements and Financial Statement Schedule of Acme Metals Incorporated attached hereto and listed on the index on page 29 of this report.

     (3) Exhibits

   EXHIBIT                               DESCRIPTION
   -------                               -----------
 3.    Articles of Incorporation and By-Laws
       3(i)      Restated Certificate of Incorporation of the Registrant, as
                 amended by the Certificate of Designation of Junior
                 Participating Preferred Stock, Series A. Filed as Exhibit
                 3(i) to the Registrant's Annual Report on Form 10-K for the
                 fiscal year ended December 31, 1995 (the "1995 10-K") and
                 incorporated by reference herein.
       3(ii)     Amended and Restated By-Laws of the Registrant as adopted
                 February 27, 1997. Filed as Exhibit 3(ii) to the
                 Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 (the "1996 10-K") and incorporated by reference herein.
 4.    Instruments Defining the Rights of Security Holders, Including
       Indentures
       4.1       Rights Agreement dated as of July 15, 1994 between the
                 Registrant and First Chicago Trust Company of New York,
                 Rights Agent. Filed as Exhibit 1 to the Form 8-A dated
                 August 8, 1994 and Form 8-A/A dated August 12, 1994 and
                 incorporated by reference herein.
       4.2       Indenture dated as of August 11, 1994 among the Registrant and Guarantors and Shawmut Bank Connecticut, National
                 Association as trustee, relating to the 12 1/2% Senior
                 Secured Notes due 2002. Filed as Exhibit 4.2 to Amendment
                 No. 2 to the Registrant's Annual Report on Form 10-K for the
                 fiscal year ended December 25, 1994 (Amendment No. 2 to the
                 "1994 10-K") and incorporated by reference herein.
       4.3       Form of 12 1/2% Senior Secured Note due 2002 (included as
                 Exhibit A to Exhibit 4.2). Filed as Exhibit 4.3 to Amendment
                 No. 2 to the 1994 10-K and incorporated by reference herein.

   EXHIBIT                               DESCRIPTION
   -------                               -----------
       4.4       First Supplemental Indenture dated as of December 3, 1997
                 among the Registrant and Guarantors and State Street Bank
                 and Trust Company, as Trustee, relating to the 12 1/2%
                 Senior Secured Notes due 2002. Filed as Exhibit 4.4 to the
                 Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1997 (the "1997 10-K") and incorporated by reference herein.
       4.5       Indenture dated as of August 11, 1994 among the Registrant and Guarantors and Shawmut Bank, Connecticut, National
                 Association as trustee, relating to the 13 1/2% Senior
                 Secured Discount Notes due 2004. Filed as Exhibit 4.4 to
                 Amendment No. 2 to the 1994 10-K and incorporated by
                 reference herein.
       4.6       Form of 13 1/2% Senior Secured Discount Note due 2004
                 (included as Exhibit A to Exhibit 4.4). Filed as Exhibit 4.5 to Amendment No. 2 to the 1994 10-K and incorporated by
                 reference herein.
       4.7       First Supplemental Indenture dated as of December 3, 1997
                 among the Registrant and Guarantors and State Street Bank
                 and Trust Company, as Trustee, relating to the 13 1/2%
                 Senior Secured Discount Notes due 2004. Filed as Exhibit 4.7
                 to the 1997 10-K and incorporated by reference herein.
       4.8       Collateral Agency Agreement dated as of August 11, 1994
                 among the Registrant, Acme Steel Company ("Acme Steel"),
                 Acme Packaging Corporation ("Acme Packaging"), the Trustees,
                 the Term Loan Agent and the Collateral Agent. Filed as
                 Exhibit 4.6 to Amendment No. 2 to the 1994 10-K and
                 incorporated by reference herein.
       4.9       Amended and Restated Collateral Agency Agreement dated as of
                 December 18, 1997 by and among the Registrant, Acme Steel,
                 Acme Packaging, Bankers Trust Company and State Street Bank
                 and Trust Company, as Collateral Agents. Filed as Exhibit
                 4.9 to the 1997 10-K and incorporated by reference herein.
       4.10      Company Stock Pledge Agreement dated as of August 11, 1994 between the Registrant and the Collateral Agent. Filed as
                 Exhibit 4.7 to Amendment No. 2 to the 1994 10-K and
                 incorporated by reference herein.
       4.11      Subsidiary Stock Pledge Agreement dated as of August 11,
                 1994 among Acme Steel, Acme Packaging and the Collateral
                 Agent. Filed as Exhibit 4.8 to Amendment No. 2 to the 1994
                 10-K and incorporated by reference herein.
       4.12      Security Agreement dated as of August 11, 1994 between Acme
                 Steel and the Collateral Agent. Filed as Exhibit 4.9 to
                 Amendment No. 2 to the 1994 10-K and incorporated by
                 reference herein.
       4.13      Mortgage dated as of August 11, 1994 from Acme Steel to the
                 Collateral Agent. Filed as Exhibit 4.10 to Amendment No. 2
                 to the 1994 10-K and incorporated by reference herein.
       4.14      Intercreditor Agreement dated as of August 11, 1994 among
                 the Registrant, Acme Steel, Harris Trust and Savings Bank
                 and the Collateral Agent. Filed as Exhibit 4.11 to Amendment
                 No. 2 to the 1994 10-K and incorporated by reference herein.
       4.15      Disbursement Agreement dated as of August 11, 1994 between the Registrant and the Collateral Agent. Filed as Exhibit
                 4.12 to Amendment No. 2 to the 1994 10-K and incorporated by reference herein.
       4.16      Form of Registration Rights Agreement dated March 28, 1994 among the Registrant and The Substituted Purchasers. Filed as Exhibit 4.13 to the Registrant's Annual Report on Form
                 10K for the fiscal year ended December 25, 1994 (the "1994
                 10-K") and incorporated by reference herein.
       4.17      Indenture dated as of December 18, 1997 between the
                 Registrant, as Issuer, Acme Steel, as Guarantor, and Harris
                 Trust and Savings Bank, as Trustee, relating to the 10 7/8%
                 Senior Notes due 2007. Filed as Exhibit 4.17 to the 1997
                 10-K and incorporated by reference herein.

   EXHIBIT                               DESCRIPTION
   -------                               -----------
       4.18      Registration Rights Agreement dated December 18, 1997
                 between the Registrant, Morgan Stanley & Co. Incorporated,
                 Salomon Brothers, Inc., First Chicago Capital Markets, Inc.,
                 and Nesbitt Burns Securities Inc., as placement agent. Filed as Exhibit 4.18 to the 1997 10-K and incorporated by
                 reference herein.
       4.19      Amended and Restated Intercreditor Agreement, dated as of
                 December 18, 1997 among the Registrant, Acme Steel, Harris
                 Trust and Savings Bank and State Street Bank and Trust
                 Company. Filed as Exhibit 4.19 to the Company's Registration
                 Statement on Form S-4, SEC file No. 33-52749, filed on May
                 15, 1998.
10.    Material contracts
       10.1      Tax Indemnification Agreement between Acme Steel and The
                 Interlake Corporation ("Interlake") dated May 30, 1986.
                 Filed as Exhibit 10.1 to the Registrant's Annual Report on
                 Form 10-K for the fiscal year ended December 27, 1992, SEC
                 File No. 0-14727 (the "1992 Form 10-K") and incorporated by reference herein.
       10.2      Cross-Indemnification Agreement between Acme Steel and
                 Interlake dated May 29,1986. Filed as Exhibit 10.2 to the
                 1992 Form 10-K and incorporated by reference herein.
       10.3      Amended and Restated $80,000,000 Credit Agreement dated as of December 18, 1997 by and among Acme Group and Harris
                 Trust and Savings Bank and The First National Bank of
                 Chicago, as Co-Agents (the "Working Capital Facility").
                 Filed as Exhibit 10.13 to the 1997 10-K and incorporated by reference herein.
       10.4      First Amendment to the Working Capital Facility effective as of December 18, 1997. Filed as Exhibit 10.4 to the 1997 10-K
                 and incorporated by reference herein.
       10.5      Second Amendment to the Working Capital Facility dated May
                 11, 1998. Filed as Exhibit 10.1 to the Form 10-Q filed on
                 May 13, 1998 (the "1998 First Quarter 10-Q") and
                 incorporated by reference herein.
       10.6      $175,000,000 Credit Agreement dated as of December 18, 1997
                 (the "$175,000,000 Credit Agreement") among the Registrant,
                 Various Lenders, Bankers Trust Company, as Administrative
                 Agent, and Morgan Stanley Senior Funding, Inc., as
                 Syndication Agent and Arranger, and ancillary documents.
                 Filed as Exhibit 10.17 to the 1997 10-K and incorporated by reference herein.
       10.7      First Amendment to $175,000,000 Credit Agreement dated May
                 12, 1998. Filed as Exhibit 10.2 to the 1998 First Quarter
                 10-Q and incorporated by reference herein
       *10.8     Loan and Security Agreement dated as of December 18, 1998
                 among BankAmerica Business Credit, Inc. and AM South Bank, as lenders, BankAmerica Business Credit, Inc., as Agent, and
                 Acme Metals Incorporated, Acme Steel Company, Acme Packaging
                 Corporation, Alabama Metallurgical Corporation and Acme
                 Steel Company International, Inc., as Borrowers.
       *10.9     Guaranty dated as of December 18, 1998 by Alpha Tube
                 Corporation in favor of BankAmerica Business Credit, Inc., as Agent.
       *10.10    Security Agreement dated as of December 18, 1998 between
                 Alpha Tube Corporation and BankAmerica Business Credit,
                 Inc., as Agent.
       *10.11    Cash Flow Agreement dated as of December 18, 1998 between
                 Acme Metals Incorporated, Acme Steel Company, Acme Packaging
                 Corporation, Alabama Metallurgical Corporation, Acme Steel
                 Company International, Inc., as Borrowers, Alpha Tube
                 Corporation, and BankAmerica Business Credit, Inc., as
                 Agent.
       10.12     Form of Engineering, Procurement and Construction Contract
                 dated July 28, 1994 between Acme Steel and Raytheon
                 Engineers & Constructors, Inc. Filed as Exhibit 10.41 to
                 Amendment No. 3 to Form S-1 Registration Statement, SEC File
                 No. 33-54101, and incorporated by reference herein.

   EXHIBIT                               DESCRIPTION
   -------                               -----------
       10.13     Amendment 1 to Engineering, Procurement and Construction
                 Contract between Acme Steel and Raytheon Engineers &
                 Constructors, Inc. dated as of July 28, 1994. Filed as
                 Exhibit 10.11 to the 1994 10-K and incorporated by reference herein.
       10.14     Amendment 2 to Engineering, Procurement and Construction
                 Contract between Acme Steel and Raytheon Engineers &
                 Constructors, Inc. dated as of March 21, 1995. Filed as
                 Exhibit 10.12 to the 1994 10-K and incorporated by reference herein.
       10.15     Joint Development Program Agreement dated July 28, 1994
                 between Acme Steel and SMS Schloemann-Siemag, AG. Filed as
                 Exhibit 10.13 to the 1994 10-K and incorporated by reference herein.
       10.16     Retainer Agreement between Registrant and Brian W. H.
                 Marsden dated March 1, 1997. Filed as Exhibit 10.19 to the
                 1996 10-K and incorporated by reference herein.
       10.17     Non-Employee Directors Retirement Plan dated February 22,
                 1990 as adopted May 25, 1992.(1) Filed as Exhibit 10.4 to
                 the 1992 10-K and incorporated as reference herein.
       10.18     Form of Indemnification Agreement for directors and certain officers of the Registrant. Filed as Exhibit 10.20 to the
                 1995 10-K and incorporated as reference herein.
       10.19     Amendment and Restatement of the 1994 Executive Incentive
                 Compensation Plan of Acme Metals Incorporated as adopted
                 April 24, 1997.(1) Filed as Appendix B to the Proxy
                 Statement for the Annual Meeting of Shareholders held on
                 April 24, 1997 (the "1997 Proxy Statement") and incorporated by reference herein.
       10.20     Deferred Compensation Agreement dated May 24, 1986 between the Registrant and Brian W. H. Marsden as adopted May 25,
                 1992.(1) Filed as Exhibit 10.15 to the 1992 10-K and
                 incorporated by reference herein.
       10.21     Acme Metals Incorporated Deferred Compensation Plan as
                 Amended and Restated effective January 1, 1994 and adopted
                 November 21, 1994.(1) Filed as Exhibit 10.23 to the 1994
                 10-K and incorporated by reference herein.
       10.22     Key Executive Severance Pay Plan dated January 22, 1987, as adopted May 25, 1992.(1) Filed as Exhibit 10.24 to the 1995
                 10-K and incorporated by reference herein. Exhibit 1 amended through January 29, 1998.(1) Filed as Exhibit 10.30 to the
                 1997 10-K and incorporated by reference herein.
       10.23     Acme Metals Incorporated 1994 Stock Incentive Program as
                 adopted April 28, 1994.(1) Filed as Exhibit 10.25 to the
                 1994 10-K and incorporated by reference herein.
       10.24     Acme Metals Incorporated 1997 Non-Employee Directors' Stock
                 Option Plan.(1) Filed as Appendix A to the 1997 Proxy
                 Statement and incorporated by reference herein.
       10.25     Acme Metals Incorporated Employee Stock Ownership Plan
                 Restated effective September 1, 1995. Filed as Exhibit 10.27 to the 1996 10-K and incorporated by reference herein.
       10.26     Acme Metals Incorporated Salaried Employees' Retirement
                 Savings Plan Restated effective September 1, 1995. Filed as
                 Exhibit 10.28 to the 1996 10-K and incorporated by reference herein.
       10.27     Consolidated Pension Plan for Acme Salaried and Hourly
                 Employees as Amended and Restated effective November 1, 1994
                 ("Consolidated Pension Plan") with Appendix A to the
                 Consolidated Pension Plan as Amended and Restated effective
                 July 31, 1994.(1) Filed as Exhibit 10.44 to the 1994 10-K
                 and incorporated by reference herein.
       10.28     Appendix B to the Consolidated Pension Plan as Amended and
                 Restated effective September 1, 1993.(1) Filed as Exhibit
                 10.30 to the 1995 10-K and incorporated by reference herein.
       10.29     Appendix C to the Consolidated Pension Plan effective
                 December 31, 1993.(1) Filed as Exhibit 10.31 to the 1995
                 10-K and incorporated by reference herein.

   EXHIBIT                               DESCRIPTION
   -------                               -----------
       10.30     First Amendment to the Consolidated Pension Plan dated
                 September 19, 1995.(1) Filed as Exhibit 10.32 to the 1995
                 10-K and incorporated by reference herein.
       10.31     Acme Metals Incorporated Supplemental Benefits Plan
                 effective January 1, 1994.(1) Filed as Exhibit 10.45 to the
                 1994 10-K and incorporated by reference herein.
       10.32     Acme Metals Incorporated Salaried Employees Past Service
                 Pension Plan ("Past Service Pension Plan") dated June 1,
                 1992.(1) Filed as Exhibit 10.37 to the 1992 10-K and
                 incorporated by reference herein.
       10.33     Amendment No. 1 to the Past Service Pension Plan.(1) Filed
                 as Exhibit 10.38 to the Registrant's Annual Report on Form
                 10-K for the fiscal year ended December 26, 1993, SEC File
                 No. 0-14727, and incorporated by reference herein.
       10.34     Amendment No. 2 to the Past Service Pension Plan.(1) Filed
                 as Exhibit 10.48 to the 1994 10-K and incorporated by
                 reference herein.
       *10.35    Key Employee Retention Plan(1)
       *21       Subsidiaries of the registrant
       23        Consent of experts and counsel
       *23.1     Consent of PricewaterhouseCoopers LLP
       *27       Financial Data Schedule

     (b) Reports on Form 8-K The following reports Form 8-K were filed in the fourth quarter of 1998:

           Form 8-K dated September 28, 1998 reported the filing by the Company and its principal wholly-owned subsidiaries of voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

           Form 8-K dated December 18, 1998 reported that the Company and
             BankAmerica Business Credit, Inc., had entered into a twenty-one month $100 million secured working capital facility for post-petition debtor-in-possession financing.
-------------------------
 *  Filed herewith
(1) Filed pursuant to Item 14 of Form 10-K

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACME METALS INCORPORATED

  /s/ BRIAN W. H. MARSDEN                             Chairman                             March 17, 1999
  ---------------------------------------------
  Brian W. H. Marsden

  /s/ STEPHEN D. BENNETT                              Director, President, and             March 17, 1999
  ---------------------------------------------       Chief Executive Officer
  Stephen D. Bennett

  /s/ JERRY F. WILLIAMS                               Vice President-Finance and           March 17, 1999
  ---------------------------------------------       Administration and Chief
  Jerry F. Williams                                   Financial Officer (Principal
                                                      Financial Officer)

  /s/ DERRICK T. BAY                                  Controller (Principal                March 17, 1999
  ---------------------------------------------       Accounting Officer)
  Derrick T. Bay

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/ BUDDY W. DAVIS                                  Director                             March 17, 1999
  ---------------------------------------------
  Buddy W. Davis

  /s/ ANDREW R. LAIDLAW                               Director                             March 17, 1999
  ---------------------------------------------
  Andrew R. Laidlaw

  /s/ JOHN T. LANE                                    Director                             March 17, 1999
  ---------------------------------------------
  John T. Lane

  /s/ FRANK A. LEPAGE                                 Director                             March 17, 1999
  ---------------------------------------------
  Frank A. LePage

  /s/ REYNOLD C. MACDONALD                            Director                             March 17, 1999
  ---------------------------------------------
  Reynold C. MacDonald

  /s/ ALLAN L. RAYFIELD                               Director                             March 17, 1999
  ---------------------------------------------
  Allan L. Rayfield

  /s/ WILLIAM P. SOVEY                                Director                             March 17, 1999
  ---------------------------------------------
  William P. Sovey

  /s/ L. FREDERICK SUTHERLAND                         Director                             March 17, 1999
  ---------------------------------------------
  L. Frederick Sutherland

  /s/ WILLIAM R. WILSON                               Director                             March 17, 1999
  ---------------------------------------------
  William R. Wilson

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

              FORM 10-K  -- ITEM 8 AND ITEMS 14(A)(1) AND 14(A)(2)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

     The following Consolidated Financial Statements of Acme Metals Incorporated and the related Report of Independent Accountants are included in Item 8 and
Item 14(a)(1):

                                                                PAGE IN THIS
                                                                 FORM 10-K
                                                                ------------
Report of Independent Accountants...........................          30
Report of Management........................................          31
Consolidated Statements of Operations for the fiscal years
  ended December 27, 1998, December 28, 1997 and December
  29, 1996..................................................          32
Consolidated Balance Sheets at December 27, 1998 and
  December 28, 1997.........................................          33
Consolidated Statements of Cash Flows for the fiscal years
  ended December 27, 1998, December 28, 1997 and December
  29, 1996..................................................          34
Consolidated Statements of Changes in Shareholders' Equity
  for the fiscal years ended December 27, 1998, December 28,
  1997 December 29, 1996....................................          35
Notes to Consolidated Financial Statements..................          36

     The following Consolidated Financial Statement Schedule of Acme Metals Incorporated is included in Item 14(a)(2):

Schedule II -- Valuation and Qualifying Accounts............          62

     All other schedules have been omitted because they are not applicable, or not required, or because the required information is shown in the Consolidated Financial Statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Acme Metals Incorporated

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Acme Metals Incorporated and its subsidiaries at December 27, 1998 and December 28, 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going-concern. As discussed in the Note entitled "Bankruptcy Proceedings" to the consolidated financial statements, the Company has incurred substantial losses from operations and experienced related liquidity issues resulting in the filing for Chapter 11 Bankruptcy protection on September 28, 1998 which raises substantial doubt about its ability to continue as a going-concern. Management's plans in regard to these matters are also described in the Note entitled "Bankruptcy Proceedings". The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in the Note entitled "Cumulative Effect of a Change in Accounting Principle" to the consolidated financial statements, the Company changed its method of accounting for expenditures associated with the upgrade of its management information systems.

/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------------------------------------
PricewaterhouseCoopers LLP

January 25, 1999

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

     The financial statements have been audited by PricewaterhouseCoopers LLP, the Company's independent accountants, whose report is included herein. In addition, the Company has a professional staff of internal auditors who coordinate their financial audits with the procedures performed by the independent accountants and conduct operational and special audits.

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

/s/ S. D. BENNETT                                    /s/ J. F. WILLIAMS
---------------------------------------------------  ---------------------------------------------------
Stephen D. Bennett                                   Jerry F. Williams
President and Chief Executive Officer                Vice President Finance and Administration and Chief
                                                     Financial Officer

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       FOR THE YEAR ENDED
                                                          --------------------------------------------
                                                          DECEMBER 27,    DECEMBER 28,    DECEMBER 29,
                                                              1998            1997            1996
                                                          ------------    ------------    ------------
NET SALES.............................................    $   459,920     $   488,030     $   498,242
COSTS AND EXPENSES:
  Cost of products sold...............................        425,339         445,256         431,957
  Depreciation........................................         36,514          38,623          15,820
                                                          -----------     -----------     -----------
Gross profit (loss)...................................         (1,933)          4,151          50,465
  Selling and administrative..........................         37,549          39,208          35,496
  Training and Pre-Startup -- New Facility............                                          9,933
                                                          -----------     -----------     -----------
Operating income (loss)...............................        (39,482)        (35,057)          5,036
NON-OPERATING INCOME (EXPENSE):
  Interest expense....................................        (39,161)        (41,632)         (6,193)
  Interest income.....................................          1,179             508           5,620
  Reorganization charges under Chapter 11
     Bankruptcy.......................................         (6,747)
  Gain on sale of Universal Tool......................         12,000
  Other -- net........................................            257            (461)            630
                                                          -----------     -----------     -----------
Income (loss) before income taxes, extraordinary loss
 and cumulative effect of a change in accounting
 principle............................................        (71,954)        (76,642)          5,093
Income tax provision (benefit)........................         55,736         (29,124)          2,426
                                                          -----------     -----------     -----------
                                                             (127,690)        (47,518)          2,667
Extraordinary loss, net of tax........................                        (23,411)
Cumulative effect of a change in accounting principle,
  net of tax..........................................                         (6,276)
                                                          -----------     -----------     -----------
Net income (loss).....................................    $  (127,690)    $   (77,205)    $     2,667
                                                          ===========     ===========     ===========
INCOME (LOSS) PER SHARE:
BASIC:
  Income (loss) before extraordinary loss and
   cumulative effect of a change in accounting
   principle..........................................    $    (10.94)    $     (4.09)    $      0.23
  Extraordinary loss, net of tax......................                          (2.01)
  Cumulative effect of a change in accounting
   principle, net of tax..............................                          (0.54)
                                                          -----------     -----------     -----------
  Net income (loss)...................................    $    (10.94)    $     (6.64)    $      0.23
                                                          -----------     -----------     -----------
Weighted average shares outstanding...................     11,673,443      11,628,497      11,597,675
                                                          ===========     ===========     ===========
DILUTED:
  Income (loss) before extraordinary loss and
   cumulative effect of a change in accounting
   principle..........................................    $    (10.94)    $     (4.09)    $      0.23
  Extraordinary loss, net of tax......................                          (2.01)
  Cumulative effect of a change in accounting
   principle, net of tax..............................                          (0.54)
                                                          -----------     -----------     -----------
Net income (loss).....................................    $    (10.94)    $     (6.64)    $      0.23
                                                          -----------     -----------     -----------
Weighted average shares outstanding...................     11,673,443      11,628,497      11,662,643
                                                          ===========     ===========     ===========

         The accompanying notes are an integral part of this statement.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                DECEMBER 27,    DECEMBER 28,
                                                                    1998            1997
                                                                ------------    ------------
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................     $  18,869       $   6,454
  Accounts receivable trade, less allowances of $1,278 and
     $1,296, respectively...................................        48,597          59,646
  Inventories...............................................        75,664          81,630
  Income tax receivable.....................................                        24,936
  Deferred income taxes.....................................                        14,082
  Other current assets......................................         4,733           5,695
                                                                 ---------       ---------
       Total current assets.................................       147,863         192,443
                                                                 ---------       ---------
INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies.......................        19,157          17,395
  Other assets..............................................        19,640          20,357
  Deferred income taxes.....................................                        48,536
                                                                 ---------       ---------
       Total investments and other assets...................        38,797          86,288
                                                                 ---------       ---------
PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment.............................       902,000         864,192
  Accumulated depreciation..................................      (351,572)       (313,842)
                                                                 ---------       ---------
       Total property, plant and equipment..................       550,428         550,350
                                                                 ---------       ---------
                                                                 $ 737,088       $ 829,081
                                                                 =========       =========
                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................     $  14,690       $  64,691
  Accrued expenses..........................................        37,576          34,109
  Income taxes payable......................................           310
  Current installments of long-term debt....................                         1,500
                                                                 ---------       ---------
       Total current liabilities............................        52,576         100,300
                                                                 ---------       ---------
LONG-TERM LIABILITIES:
  Long-term debt............................................       233,463         423,243
  Other long-term liabilities...............................                        17,791
  Post-retirement benefits other than pensions..............        97,974          95,814
  Retirement benefit plans..................................        19,363           5,590
                                                                 ---------       ---------
       Total long-term liabilities..........................       350,800         542,438
                                                                 ---------       ---------
LIABILITIES SUBJECT TO COMPROMISE:..........................       296,074
                                                                 ---------       ---------
Commitments and contingencies
SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, 2,000,000 share authorized, no shares issued
  Common stock, $1 par value, 20,000,000 shares authorized,
   11,674,634 and 11,627,380 shares issued and outstanding,
   respectively.............................................        11,675          11,627
  Additional paid-in capital................................       165,951         165,608
  Retained earnings (deficit)...............................      (106,263)         21,427
  Accumulated other comprehensive income (loss).............       (33,725)        (12,319)
                                                                 ---------       ---------
       Total shareholders' equity...........................        37,638         186,343
                                                                 ---------       ---------
                                                                 $ 737,088       $ 829,081
                                                                 =========       =========

         The accompanying notes are an integral part of this statement.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                             FOR THE YEAR ENDED
                                                                --------------------------------------------
                                                                DECEMBER 27,    DECEMBER 28,    DECEMBER 29,
                                                                    1998            1997            1996
                                                                ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................     $(127,690)      $ (77,205)      $   2,667
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
    Gain on sale of Universal Tool..........................       (12,000)
    Depreciation............................................        37,920          39,410          16,591
    Accretion of senior discount notes......................           150           8,803          13,324
    Loss on early extinguishment of debt....................                        37,759
    Cumulative effect of a change in accounting principle,
      net of tax............................................                         6,276
    Deferred income taxes...................................        55,126         (19,506)         (2,073)
    Pension contribution....................................                        (3,691)
    CHANGE IN OPERATING ASSETS AND LIABILITIES:
      Accounts receivable...................................        14,785         (10,880)          2,842
    Income tax receivable...................................        25,246         (24,936)
    Inventories.............................................         7,270         (14,050)        (16,952)
    Accounts payable........................................       (47,744)         (8,478)         18,345
    Other current accounts..................................          (797)         (7,051)         (3,429)
    Liabilities subject to compromise.......................        91,918
    Other, net..............................................       (32,497)         12,837          14,719
                                                                 ---------       ---------       ---------
    Net cash (used for) provided by operating activities....        11,687         (60,712)         46,034
                                                                 ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................                          (331)        (26,929)
  Sales and/or maturities of investments....................                        12,148         149,173
  Investments in associated companies.......................                                        (1,750)
  Capital expenditures......................................       (11,291)        (16,852)        (27,909)
  Capital expenditures -- New Facility......................                       (23,564)       (178,147)
                                                                 ---------       ---------       ---------
  Net cash used for investing activities....................       (11,291)        (28,599)        (85,562)
                                                                 ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of Universal Tool......................        18,000
  Proceeds from 10.875 percent Unsecured Senior Notes, net
    of discount.............................................                       198,502
  Proceeds from Senior Secured Credit Agreement.............                       175,000
  Redemption of 13.5 percent Senior Secured Discount
    Notes...................................................                      (117,289)
  Redemption of 12.5 percent Senior Secured Notes...........                      (107,377)
  Debt redemption costs.....................................                       (29,947)
  Payment of Term Loan......................................                       (50,000)
  Borrowings under Working Capital Facility.................       129,750         269,000
  Repayments of Working Capital Facility....................      (134,750)       (264,000)
  Payment of Senior Secured Credit Agreement................          (750)
  Payment of Note Payable...................................          (500)
  Issuance of Environmental Improvement Bonds, net of
    discount................................................                                        19,873
  Debt issuance costs and fees..............................                       (11,630)           (550)
  Payment of capital lease obligations......................          (122)
  Exercise of stock options and other.......................           391             282             386
                                                                 ---------       ---------       ---------
  Net cash provided by financing activities.................        12,019          62,541          19,709
                                                                 ---------       ---------       ---------
  Net increase (decrease) in cash and cash equivalents......        12,415         (26,770)        (19,819)
  Cash and cash equivalents at beginning of period..........         6,454          33,224          53,043
                                                                 ---------       ---------       ---------
  Cash and cash equivalents at end of period................     $  18,869       $   6,454       $  33,224
                                                                 =========       =========       =========

         The accompanying notes are an integral part of this statement.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         Accumulated
                                                                            Other                           Total
                             Common         Additional      Retained    Comprehensive       Total       Comprehensive
                             Stock,           Paid-in       Earnings       Income       Shareholders'      Income
                          $1 Par Value        Capital       (Deficit)      (Loss)          Equity          (Loss)
                          ------------      ----------      ---------   -------------   -------------   -------------
BALANCE -- DECEMBER 31,
  1995..................    $  11,580        $ 164,987      $  95,965     $ (24,421)      $ 248,111       $
                            ---------        ---------      ---------     ---------       ---------
  Net income............                                        2,667                         2,667           2,667
  Stock plans --
     issuance of
     shares.............           31              325                                          356
  Tax benefit arising
     from stock plan
     transactions.......                            30                                           30
  Minimum pension
     liability..........                                                      9,537           9,537           9,537
                            ---------        ---------      ---------     ---------       ---------       ---------
BALANCE -- DECEMBER 29,
  1996..................       11,611          165,342         98,632       (14,884)        260,701       $  12,204
                            ---------        ---------      ---------     ---------       ---------       =========
  Net loss..............                                      (77,205)                      (77,205)        (77,205)
  Stock plans --
     issuance of
     shares.............           16              266                                          282
  Minimum pension
     liability..........                                                      2,565           2,565           2,565
                            ---------        ---------      ---------     ---------       ---------       ---------
BALANCE -- DECEMBER 28,
  1997..................       11,627          165,608         21,427       (12,319)        186,343       $ (74,640)
                            ---------        ---------      ---------     ---------       ---------       =========
  Net loss..............                                     (127,690)                     (127,690)       (127,690)
  Stock plans --
     issuance of
     shares.............           48              343                                          391
  Minimum pension
     liability..........                                                    (21,406)        (21,406)        (21,406)
                            ---------        ---------      ---------     ---------       ---------       ---------
BALANCE -- DECEMBER 27,
  1998..................    $  11,675        $ 165,951      $(106,263)    $ (33,725)      $  37,638       $(149,096)
                            =========        =========      =========     =========       =========       =========

         The accompanying notes are an integral part of this statement.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BANKRUPTCY PROCEEDINGS:

     On September 28, 1998, Acme Metals and its subsidiary companies (Acme Steel, Acme Packaging, Alpha Tube, Alabama Metallurgical and Acme Steel International) voluntarily filed separate petitions for protection under Chapter 11 of Title 11 of the Code in the Bankruptcy Court. These Chapter 11 cases are being jointly administered by the Bankruptcy Court, with the Company managing its business as debtors-in-possession subject to Bankruptcy Court approval for certain of the actions that the Company takes. The Company's financial difficulties and the reasons for the Chapter 11 Bankruptcy filings were principally attributable to a combination of a delay in achieving the full benefits of the New Facility at Acme Steel, a dramatic market weakness and the related adverse impact on operating and financial results, primarily in the Company's steel manufacturing business. These factors had a material negative impact on the liquidity and cash flow of the Company. These financial difficulties resulted in reduced liquidity, breach of certain financial covenants in the Company's loan agreements and a projected inability to service ongoing debt obligations.

     Although the Chapter 11 filings raise substantial doubt about the Company's ability to continue as a going-concern, the accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a company on a going-concern basis which contemplates the continuity of operations, realization of assets and the liquidation of liabilities in the ordinary course of business. As a result of the Chapter 11 Bankruptcy filings, such realization of assets and liquidation of liabilities are subject to significant uncertainties. Specifically, the financial statements do not present the amount which will ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 Bankruptcy reorganization cases. Also the consolidated financial statements do not reflect adjustments to assets which may result if the Company is forced to liquidate all or portions of its operations. A plan of reorganization could materially change the amounts currently disclosed in the consolidated financial statements. The Company currently intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's businesses and to restructure its balance sheet.

     The consolidated financial statements include adjustments and reclassifications to reflect liabilities as "Liabilities Subject to Compromise" under the Chapter 11 Bankruptcy proceedings. Certain pre-petition liabilities have been approved for payment by the Bankruptcy Court, such as employee wages and benefits, and specified pre-petition obligations to vendors, customers and taxing authorities, and are included in the appropriate liability caption on the balance sheet.

     Currently, it is not possible to predict the length of time the Company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interest of the various creditors and security holders.

DIP FINANCING:

     On December 18, 1998, with approval of the Bankruptcy Court, Acme Metals, Acme Steel, Acme Packaging, Alabama Metallurgical and Acme Steel International entered into a DIP Financing Agreement with BankAmerica Credit, which provides for a maximum of $100 million of borrowings subject to borrowing base limitations based on inventory and accounts receivable less reserves. Alpha Tube, whose inventory and accounts receivable are excluded from the borrowing base computation, has guaranteed the obligations incurred under the DIP Financing Agreement. Alpha Tube's guaranty obligation with respect to the DIP Financing Agreement is effectively subordinate to pre-petition trade obligations and Chapter 11 Bankruptcy administrative expenses of Alpha Tube. At December 27, 1998, no borrowings were outstanding and $55.8 million was available based on borrowing base limitations. The DIP Financing Agreement is intended to support the Company's operations during Chapter 11 Bankruptcy proceedings and will expire on the earlier of September 29, 2000 or upon Bankruptcy Court approval of the Company's plan of reorganization.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The DIP Financing Agreement is collateralized by substantially all of the assets of the Company. Borrowings bear interest at either the prime rate or LIBOR, plus, depending on the levels of borrowings, margins of 50 basis points to 100 basis points over prime or 175 basis points to 300 basis points over LIBOR, respectively.

     Covenants of the DIP Financing Agreement generally restrict creating additional liens on assets, creating any claims superior to those of the DIP Financing Agreement, paying pre-petition obligations, merging or consolidating with any person, selling assets, incurring new debt or paying certain reclamation claims. The Company will be required to maintain a financial covenant of minimum operating cash flow, defined in the DIP Financing Agreement as EBITDA less capital expenditures, reorganization costs, certain cash interest payments (including adequate protection payments to secured lenders), and reclamation claims. In addition, Alpha Tube must maintain a ratio of eligible inventory and receivables as defined in the DIP Financing Agreement equal to 110% of the sum of Alpha Tube's pre- and post-petition debt plus accrued and unpaid Chapter 11 administrative expenses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

     The consolidated financial statements include the accounts of Acme Metals Incorporated and its wholly-owned subsidiaries (the "Company" or "Acme Metals"). Investments in associated companies are accounted for by the equity method. All intercompany transactions have been eliminated.

     The Company's fiscal year ends on the last Sunday in December. Fiscal years 1998, 1997 and 1996 each contained 52 weeks.

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

Property, Plant, and Equipment

     Property, plant and equipment are stated at cost. Depreciation of plant and equipment is computed principally on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of plant

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and equipment range from 3 to 50 years with the majority of assets having 18-year lives. Expenditures for maintenance, repairs and minor renewals and betterments are charged to expense as incurred. Furnace relines and major renewals and betterments are capitalized.

     Upon disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is recognized.

Construction in Progress

     Construction in progress includes all costs related to capital projects which were not completed at the end of the reporting period.

Training and Pre-Startup -- New Facility

     During the fourth quarter of 1996, the Company's continuous caster and hot strip mill facility ("New Facility") was completed. Prior thereto, training and ramp-up related costs were expensed as incurred within the Consolidated Statements of Operations as "Training and Pre-Startup -- New Facility."

Retirement Benefit Plans

     Pension costs include service cost, interest cost, return on plan assets and amortization of unrecognized gains and losses. The Company's policy is to fund not less than the minimum funding required under ERISA, if permitted under Chapter 11 Bankruptcy.

     The Company has unfunded post-retirement health care and life insurance plans. Provisions for post-retirement costs are determined pursuant to the provisions of Financial Accounting Standard ("FAS") No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions."

Income Taxes

     Income taxes are determined pursuant to the provisions of FAS No. 109, "Accounting for Income Taxes." Under this standard, the benefit for deferred income taxes represents the tax effect of temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. All net deferred taxes were fully reserved in 1998.

Other Comprehensive Income

     During 1998, the Company adopted FAS No. 130, "Reporting Comprehensive Income," which requires the Company to disclose, in financial statement format, all non-owner changes in equity. As of December 27, 1998, all such changes in equity resulted from changes in the minimum pension liability.

Disclosures about Segments of an Enterprise and Related Information

     During 1998, the Company adopted FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     The Company's operations are divided into two segments, the Steel Making Segment and the Steel Fabricating Segment based on management decisions as to resource allocation. The Steel Making Segment includes all of the facilities used in the manufacturing and finishing of flat-rolled steel. The Steel Fabricating Segment includes the conversion and fabrication of the flat-rolled steel. Operating decisions are based on operating results of each segment.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reorganization Charges under Chapter 11 Bankruptcy

     During 1998, the Company recorded $6.7 million of reorganization charges as a result of its Chapter 11 Bankruptcy filings. The charges primarily represent professional fees related to the reorganization ($3.8 million) and the balance represents one-time charges for the unwinding of an interest rate swap and a Canadian Dollar hedge. Actual cash payments for expenses related to the Chapter 11 Bankruptcy proceedings amounted to $3.5 million.

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

INCOME PER SHARE:

     Basic income (loss) per share excludes dilution and is computed by dividing income (loss) by the weighted average number of common shares outstanding during each period. Diluted income (loss) per share reflects the potential dilution that could occur if common stock options are exercised and is computed by dividing income (loss) by the weighted average number of common shares outstanding, including common stock equivalent shares, issuable upon exercise of outstanding stock options, to the extent that they would have a dilutive effect on the per share amounts. During the periods presented, the Company's common stock equivalents did not have a significant dilutive effect on the income/loss per share amounts.

INVENTORIES:

     Inventories are summarized as follows:

                                                                1998       1997
                                                                ----       ----
                                                                 (IN THOUSANDS)
Raw materials..............................................    $18,343    $13,510
Semi-finished and finished products........................     50,607     62,126
Supplies...................................................      6,714      5,994
                                                               -------    -------
                                                               $75,664    $81,630
                                                               =======    =======

     On December 27, 1998 and December 28, 1997, inventories valued on the LIFO method were less than the current costs of such inventories by $54.9 million and $52.7 million, respectively.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consist of the following:

                                                             1998         1997
                                                             ----         ----
                                                               (IN THOUSANDS)
Land...................................................    $   4,140    $   4,140
Buildings..............................................      121,506      104,532
Equipment..............................................      770,455      745,773
Construction in progress...............................        5,899        9,747
                                                           ---------    ---------
                                                             902,000      864,192
Less accumulated depreciation..........................     (351,572)    (313,842)
                                                           ---------    ---------
                                                           $ 550,428    $ 550,350
                                                           =========    =========

     The difference between depreciation expense presented in the Consolidated Statements of Cash Flows and the Consolidated Statements of Operations represents the portion of depreciation expense classified in selling and administrative expense on the Consolidated Statements of Operations.

     In March 1998, the Company completed the sale of Universal Tool, through a stock sale, generating proceeds to the Company of $18.0 million and a gain of $12.0 million, ($7.2 million net of tax).

INVESTMENTS IN ASSOCIATED COMPANIES:

     The Company has an indirect 15.1 percent participation of an iron ore mining venture. The Company's carrying value of the venture is $14.3 million at both December 27, 1998, and December 28, 1997. In 1998, 1997 and 1996, the Company made iron ore purchases of $28.2 million, $27.3 million and $23.8 million, respectively, from the venture. At December 27, 1998, $7.0 million was owed to the venture for iron ore purchases ($6.3 million at December 28, 1997).

     The Company has invested $3.5 million, representing a 40 percent interest in NACME which performs processing of certain of the Company's steel products. The investment is accounted for by the equity method of accounting and has a carrying value of $4.9 million at December 27, 1998 ($3.1 million at December 28, 1997). The Company's share of NACME's equity income in 1998 was $1.8 million and $0.3 million equity loss in 1997.

RETIREMENT BENEFIT PLANS AND POST-RETIREMENT BENEFITS OTHER THAN PENSIONS:

     The Company has various retirement benefit plans covering substantially all salaried and hourly employees. Salaried employees who joined the Company prior to December 31, 1981 and certain hourly employees participate in defined benefit retirement plans which provide benefits based upon either years of service and final average pay or fixed amounts for each year of service. All salaried employees with one full calendar quarter of service are eligible to participate in the Company's defined contribution plan ("SERSP"). In 1998, the Company expensed $1.8 million under the SERSP and the ESOP plans, while the Company expensed $2.5 million and $3.7 million in 1997 and 1996, respectively. The Company permanently discontinued the ESOP contributions as of June 1, 1998 and merged the ESOP into the SERSP on March 1, 1999. See the table below for the Company's contribution rate for the respective dates, for each plan.

                                                                SERSP      ESOP
                                                                -----      ----
December 29, 1997 -- January 31, 1998.......................      --        --
February 1, 1998 -- May 31, 1998............................    7 1/2%     3 1/2%
June 1, 1998 -- December 27, 1998...........................    5 1/2%      --

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CHANGE IN BENEFIT OBLIGATION

                                                       PENSION BENEFITS             OTHER BENEFITS
                                                    ----------------------      ----------------------
                                                      1998          1997          1998          1997
                                                      ----          ----          ----          ----
                                                                      (IN THOUSANDS)
Projected benefit obligation at beginning of
  year..........................................    $222,373      $208,789      $116,394      $114,031
Service cost....................................       2,162         2,329         1,876         2,040
Interest cost...................................      15,924        15,764         7,713         7,800
Participant contributions.......................                                   1,128         1,033
Actuarial loss (gain)...........................      30,424        16,333        12,538        (1,324)
Benefits paid...................................     (20,507)      (20,842)       (8,355)
Plan amendments.................................          77                      (3,685)       (7,186)
                                                    --------      --------      --------      --------
Projected benefit obligation at the end of
  year..........................................    $250,453      $222,373      $127,609      $116,394
                                                    ========      ========      ========      ========

CHANGE IN PLAN ASSETS

                                                       PENSION BENEFITS             OTHER BENEFITS
                                                    ----------------------      ----------------------
                                                      1998          1997          1998          1997
                                                      ----          ----          ----          ----
                                                                      (IN THOUSANDS)
Fair value of plan assets at beginning of
  year..........................................    $216,244      $194,850      $             $
Actual return on plan assets....................      34,620        38,544
Employer contributions..........................           3         3,692         7,226         6,153
Employee contribution...........................                                   1,128         1,033
Benefits paid...................................     (20,507)      (20,842)       (8,354)       (7,186)
                                                    --------      --------      --------      --------
Fair value of plan assets at end of year........    $230,360      $216,244      $             $
                                                    ========      ========      ========      ========

RECONCILIATION OF PREPAID (ACCRUED) BENEFIT COST

                                                     PENSION BENEFITS              OTHER BENEFITS
                                                  ----------------------      ------------------------
                                                    1998          1997          1998           1997
                                                    ----          ----          ----           ----
                                                                     (IN THOUSANDS)
Funded status.................................    $(20,094)     $ (6,128)     $(127,609)     $(116,394)
Unrecognized transition cost..................      (3,849)       (5,776)
Unrecognized prior service cost...............       3,301         3,658         (5,105)        (1,855)
Unrecognized actuarial loss...................      40,969        28,469         27,909         15,370
                                                  --------      --------      ---------      ---------
Prepaid (accrued) benefit cost................    $ 20,327      $ 20,223      $(104,805)     $(102,879)
                                                  ========      ========      =========      =========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AMOUNTS RECOGNIZED IN THE CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     PENSION BENEFITS              OTHER BENEFITS
                                                  ----------------------      ------------------------
                                                    1998          1997          1998           1997
                                                    ----          ----          ----           ----
                                                                     (IN THOUSANDS)
Prepaid benefit cost..........................    $             $     90      $              $
Accrued cost..................................     (16,569)       (3,206)      (104,805)      (102,879)
Intangible asset..............................       3,307         3,601
Minimum pension liability.....................      33,589        19,738
                                                  --------      --------      ---------      ---------
Net amount recognized.........................    $ 20,327      $ 20,223      $(104,805)     $(102,879)
                                                  ========      ========      =========      =========

WEIGHTED-AVERAGE ASSUMPTIONS AT END OF YEAR

                                                       PENSION BENEFITS             OTHER BENEFITS
                                                    ----------------------      ----------------------
                                                      1998          1997          1998          1997
                                                      ----          ----          ----          ----
                                                                      (IN THOUSANDS)
Discount rate...................................       6.75%         7.25%         6.75%         7.25%
Expected return on plan assets..................      10.00%         9.75%
Expected rate of compensation increase..........       5.00%         5.00%

     For measurement purposes, a 6 percent annual rate of increase in the per capita cost of covered health care benefit was assumed for 2000. The rate was assumed to decrease to 5 percent for 2001 and remain at that level thereafter. The 2000 annual rate increase of 6 percent reflects the mid-1998 decrease in retirees' health care benefits.

COMPONENTS OF NET PERIODIC BENEFIT COST

                                                           PENSION BENEFITS           OTHER BENEFITS
                                                        ----------------------      ------------------
                                                          1998          1997         1998        1997
                                                          ----          ----         ----        ----
                                                                        (IN THOUSANDS)
Service cost........................................    $  2,162      $  2,329      $1,875      $2,040
Interest cost.......................................      15,924        15,764       7,713       7,800
Expected return on plan assets......................     (18,891)      (17,184)
Amortization of transition obligation (asset).......      (1,927)       (1,927)
Amortization of prior year service cost.............         436           429        (436)       (192)
Recognized net actuarial loss (gain)................       2,195         2,256
                                                        --------      --------      ------      ------
Net periodic pension cost...........................    $   (101)     $  1,667      $9,152      $9,648
                                                        ========      ========      ======      ======

     The projected obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $250 million, $247 million and $230 million, respectively, as of December 27, 1998, and $222 million, $219 million, and $216 million, respectively, as of December 28, 1997.

     As a result of the Chapter 11 Bankruptcy filings, the Company cannot make pension contributions relating to the pre-petition period without Bankruptcy Court approval. Failure to make minimum funding contributions is a Reportable Event under ERISA; additionally the PBGC may create a pre-petition lien in favor of the Plan against the Company, and the IRS may assess a pre-petition excise tax equal to 10 percent of the accumulated fund deficiency. The Company has minimum funding requirements of approximately

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$15.0 million during 1999 of which approximately $13.5 million is pre-petition which the Company is currently prohibited from paying. The first payment is due April 15, 1999.

     The health care plan is contributory. The life insurance plan is noncontributory. On September 1, 1998, the Company increased deductibles, co-insurance, and participant contributions to its post-retirement health care plan for salaried retirees. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend would have the following effects:

                                                                 1-PERCENTAGE        1-PERCENTAGE
                                                                POINT INCREASE      POINT DECREASE
                                                                --------------      --------------
                                                                          (IN THOUSANDS)
Increase (decrease) in total of 1998 service cost and
  interest cost.............................................       $ 1,722             $ (1,367)
Increase (decrease) in APBO as of December 27, 1998.........        18,019              (14,667)

ACCRUED EXPENSES:

     Accrued expenses at December 27, 1998 (not included within "Liabilities Subject to Compromise") and December 28, 1997 include the following:

                                                                1998       1997
                                                                ----       ----
                                                                 (IN THOUSANDS)
Accrued salaries and wages.................................    $10,837    $12,075
Accrued post-retirement benefits other than pensions.......      8,232      7,067
Accrued taxes other than income taxes......................      1,924      4,837
Accrued worker's compensation..............................        359      2,446
Accrued interest...........................................     10,155      2,466
Accrued reorganization charges.............................      3,177
Other current liabilities..................................      2,892      5,218
                                                               -------    -------
                                                               $37,576    $34,109
                                                               =======    =======

INCOME TAXES:

     The provision (benefit) for income taxes consisted of the following:

                                                    1998          1997         1996
                                                    ----          ----         ----
                                                             (IN THOUSANDS)
Taxes on income:
Current provision (benefit):
  Federal......................................    $            $ (9,215)     $ 4,018
  State........................................        610          (403)         481
                                                   -------      --------      -------
                                                       610        (9,618)       4,499
Deferred (benefit) provision, net of valuation
  allowance....................................     55,126       (19,506)      (2,073)
                                                   -------      --------      -------
                                                   $55,736      $(29,124)     $ 2,426
                                                   =======      ========      =======

     As a result of the losses incurred to date and its Chapter 11 Bankruptcy filings on September 28, 1998, the Company recorded a valuation allowance against its entire net deferred tax asset and is continuing to record valuation reserves to offset any future income tax benefit until it is more likely than not that the Company will be able to realize such benefits.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The effective income tax rates for the fiscal years 1998, 1997 and 1996, before the valuation allowance recorded in 1998, are reconciled to the federal statutory tax rate in the following table:

                                                           1998       1997       1996
                                                           ----       ----       ----
Federal statutory income tax rate......................    35.0%      35.0%      35.0%
Change in tax rate due to:
  State income taxes -- net of federal tax effect......     3.3        3.6        9.6
  Municipal bond interest..............................                          (1.0)
  Disallowed meals and entertainment...................    (0.1)      (0.1)       1.9
  Penalties............................................    (0.1)      (0.1)
  Employee life insurance premiums.....................    (0.1)      (0.1)       2.0
  Gain on sale of Universal Tool.......................     0.5
  Other -- net.........................................    (0.5)      (0.3)       0.1
                                                           ----       ----       ----
                                                           38.0%      38.0%      47.6%
                                                           ====       ====       ====

     Significant components of the Company's deferred tax liabilities and assets at December 27, 1998 and December 28, 1997 are summarized below:

                                                               1998        1997
                                                               ----        ----
                                                                (IN THOUSANDS)
DEFERRED TAX LIABILITIES
Property, plant and equipment............................    $ 82,371    $ 53,897
                                                             --------    --------
DEFERRED TAX ASSETS
Post-retirement benefits other than pensions.............      40,789      39,988
Net operating loss carryforward..........................     112,460      55,414
Other....................................................      18,048      21,113
                                                             --------    --------
  Gross deferred tax assets..............................     171,297     116,515
                                                             --------    --------
     Net deferred tax asset..............................      88,926      62,618
     Valuation allowance.................................     (88,926)
                                                             --------    --------
     Net deferred tax asset..............................    $           $ 62,618
                                                             ========    ========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DEBT REFINANCING AND LONG-TERM DEBT:

     The Company's long-term debt not recorded as "Liabilities Subject to Compromise" at December 27, 1998 and December 28, 1997 is summarized as follows:

                                                               1998        1997
                                                               ----        ----
                                                                (IN THOUSANDS)
10.875 percent Senior Unsecured Notes, net of discount
  (A)....................................................    $           $198,506
Senior Secured Credit Agreement (B)......................     174,250     175,000
12.5 percent Senior Secured Notes (C)....................      17,623      17,623
13.5 percent Senior Secured Discount Notes (D)...........         669         669
Note Payable (E).........................................                   6,000
Environmental Improvement Bonds 7.95 percent (F).........      11,345      11,345
Environmental Improvement Bonds 7.90 percent (F).........       8,585       8,585
Working Capital Facility (G).............................                   5,000
Other long-term debt (H).................................       6,291       2,015
Walbridge Facility (I)...................................      14,700
                                                             --------    --------
                                                             $233,463    $424,743
                                                             ========    ========

     As a result of the Chapter 11 Bankruptcy filings on September 28, 1998, all of the long-term debt was in default as of the filing date. Without a Bankruptcy Court order, pre-petition debt cannot be paid or restructured until the conclusion of the Chapter 11 proceedings.

     The Company has secured a DIP Financing Agreement with BankAmerica Credit allowing the Company to meet its operating needs while in Chapter 11 Bankruptcy proceedings. For further information, see footnote entitled "DIP Financing."

     Interest expense has been accrued after September 28, 1998 only on secured debt. Scheduled principal payments on debt including capital lease obligations, which have not been made for the post-petition period, totaled $0.5 million. The Company cannot make any payments absent a Bankruptcy Court order until the conclusion of Chapter 11 proceedings. The Company has received or expects to receive Bankruptcy Court orders allowing adequate protection payments on secured debt.

     A. 10.875 percent Senior Unsecured Notes -- In December 1997, the Company issued $200 million of 10.875 percent Senior Unsecured Notes at a discount (0.749 percent) to yield 11 percent, due December 15, 2007. The Senior Unsecured Notes are guaranteed on a senior, unsecured basis by the Company's subsidiary, Acme Steel (see footnote entitled "Guarantor's Financial Statements"). Because these notes are unsecured, they are no longer classified as a long-term debt as of the Chapter 11 Bankruptcy filing date and are recorded as a "Liability Subject to Compromise."

     B. Senior Secured Credit Agreement -- In December 1997, the Company entered into a $175 million Senior Secured Credit Agreement, due in December 2005. At the option of the Company, the Senior Secured Credit Agreement provides for interest at prime plus a margin ranging from 1.25 percent to 2.25 percent, or LIBOR plus a margin ranging from 2.25 percent to 3.25 percent determined by the leverage ratio of debt to earnings before interest, taxes and depreciation. The effective interest rate under the Senior Secured Credit Agreement was 8.5 percent at December 27, 1998 and 8.7 percent at December 28, 1997. Each of the Company's subsidiaries is a guarantor under the Senior Secured Credit Agreement. The Company did not make a principal payment of $0.3 million due in the fourth quarter of 1998. In 1998, the Company entered into an extendible (at the option of the bank) interest rate swap agreement through September 1999 effectively fixing the base rate at 5.8 percent. The interest rate swap was unwound in September 1998 at a cost of

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$2.6 million (recorded in reorganization charges under Chapter 11 Bankruptcy in the year ending December 27, 1998). The Senior Secured Credit Agreement ranks pari passu and shares collateral with the 12.5 percent Senior Secured Notes and the 13.5 percent Senior Secured Discount Notes.

     C. 12.5 percent Senior Secured Notes -- The Company issued $125 million of
12.5 percent Senior Secured Notes in 1994. 85.9 percent of the existing Senior Secured Notes were retired in connection with the refinancing in December 1997. The Senior Secured Notes rank pari passu and share collateral and guarantees with the Senior Secured Credit Agreement and the 13.5 percent Senior Secured Discount Notes.

     D. 13.5 percent Senior Secured Discount Notes -- The Company issued $117.9 million of 13.5 percent Senior Secured Discount Notes in 1994. 99.4 percent of the existing Senior Secured Discount Notes were retired in connection with the refinancing in December 1997. The Senior Secured Discount Notes rank pari passu and share collateral and guarantees with the Senior Secured Credit Agreement and the 12.5 percent Senior Secured Notes.

     E. Note Payable -- The Note Payable is an unsecured obligation assumed by Acme Steel on May 29, 1986 as a result of the reorganization of The Interlake Corporation. The assumed debt was incurred in connection with the financing of certain facilities which were retained by the Company in the Spin-off of Acme Steel from The Interlake Corporation. The Note Payable bears an interest rate of
6.5 percent to 6.75 percent. At December 27, 1998, the Company is not delinquent on any scheduled principal payments. Due to the unsecured nature of this Note, the Note has been reclassified to a "Liabilities Subject to Compromise."

     F. Environmental Improvement Bonds -- The Environmental Improvement Bonds were issued in April and September of 1996, with the Company receiving gross proceeds of $11.3 million and $8.6 million at interest rates of 7.95 percent and
7.90 percent, respectively. The gross proceeds of the Environmental Improvement Bonds were reduced by debt issuance costs of $0.6 million which are being amortized over the lives of the respective notes. The Environmental Improvement Bonds are secured by a lien on certain personal property and fixtures of Acme Steel.

     G. Working Capital Facility -- The Company's Working Capital Facility agreement entered into on December 17, 1997 was replaced by the Company's DIP Financing Agreement. See footnote entitled "DIP Financing Agreement."

     H. Other Long-Term Debt -- The other long-term debt is primarily for Acme Packaging's plastic strapping line lease and a computer related equipment lease. The plastic line lease yields an interest rate of 8.0 percent while the computer related equipment lease yields 7.5 percent. At December 27, 1998, the Company was delinquent in its principal payments by $0.1 million for each the plastic lease and computer related equipment lease. These leases are secured by the assets attached to the lease.

     I. Walbridge Facility -- As a result of its Chapter 11 Bankruptcy filings on September 28, 1998, the Company recorded an obligation for future payments under a financial agreement for property used by Alpha Tube. This debt was formerly treated as an operating lease. The debt is secured by the related assets and bears an interest rate of LIBOR plus 2 percent (7.7 percent at December 27, 1998).

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

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

LIABILITIES SUBJECT TO COMPROMISE:

     The following have been included as "Liabilities Subject to Compromise" as of December 27, 1998:

                                                                     1998
                                                                     ----
                                                                (IN THOUSANDS)
Accounts payable............................................       $ 56,532
Accrued interest............................................          6,094
Accrued utilities...........................................          2,413
Bond payable and other related liability....................          2,503
Other accrued liabilities...................................          2,340
Taxes other than income.....................................          5,567
Note payable................................................          5,500
10.875 percent Senior Unsecured Notes, net of discount......        198,656
Other long-term liabilities.................................         16,469
                                                                   --------
Total.......................................................       $296,074
                                                                   ========

FAIR VALUE OF FINANCIAL INSTRUMENTS:

Cash and Cash Equivalents

     The carrying value of cash and cash equivalents approximates fair value.

Long-term Debt

     Since filing Chapter 11 Bankruptcy, the fair value of the long-term debt cannot be determined.

STOCK COMPENSATION PLANS:

     The Company has a 1986 and a 1994 Stock Incentive Program which have reserved shares of common stock for issuance to officers and employees of the Company and its subsidiaries. Both Programs provide for the issuance of stock options, stock appreciation rights, stock awards and restricted stock to officers and employees of the Company and its subsidiaries; since inception of the Programs, only stock options and stock awards have been granted. The 1986 Stock Incentive Program, which reserved 1,080,000 shares for issuance, granted 805,700 stock options and 249,925 stock awards and was frozen in 1994. Some of the stock options and stock awards granted under this Program prior to April 1994 are still outstanding. No stock options or stock awards have been granted from this Program since April 1994. The 1994 Stock Incentive Program provided for the reservation of 550,000 shares for issuance; to date, 479,500 stock options and 120,800 stock awards have been granted under this Program. Through December 27, 1998, a total of 67,200 stock options and stock awards have been canceled and returned to the 1994 Stock Incentive Program for future issuance, leaving a total of 16,900 shares available for issuance. In addition, the Company has a Non-Employee

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Directors' Stock Option Plan which reserves shares for issuance to non-employee directors of the Company. Each non-employee director is granted 2,000 options at the Annual Meeting of the Board of Directors, commencing April 24, 1997. Under this plan 150,000 shares were reserved for issuance and through December 27, 1998, 42,000 stock options have been granted.

     Under all three plans, the exercise price of stock options is fixed and equals the market value of the stock on the date of grant. Vesting of the majority of the options granted prior to April 1997 occurred in two equal installments on the first and second anniversaries of the date of grant; vesting of the majority of the options granted during or after April 1997 occurs in four equal installments on the first four anniversaries of the date of grant. Stock options expire ten years after the date of grant or upon the employee leaving service with the Company for reasons other than death, disability, or retirement.

     The Company has adopted the disclosure-only provisions of FAS No. 123 "Accounting for Stock-Based Compensation." No compensation cost has been recognized under the provisions of FAS No. 123 for the fixed stock options granted under its Stock Incentive Program. Had compensation cost for options granted under the program been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of FAS No. 123, the Company's net income (loss) and net income (loss) per share would not have been materially effected.

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

COMMITMENTS AND CONTINGENCIES:

     Under the Bankruptcy Code, actions by creditors to collect pre-petition indebtedness are stayed and other pre-petition contractual obligations may not be enforced against the Company. As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "rejection" means that the Company is relieved from its obligations to perform further under the contract or lease but is subject to a claim for damages for the breach thereof. Any damages resulting from rejection are treated as pre-petition general unsecured claims in the reorganization. The parties affected by these rejections may file claims with the Bankruptcy Court in accordance with bankruptcy procedures. Pre-petition claims which were contingent or

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

unliquidated at the commencement of the Chapter 11 proceedings are generally allowable against the Company in amounts fixed by the Bankruptcy Court. To date, the Company has neither assumed nor rejected any contractual obligations and in general will do so upon entering its plan of reorganization.

     The Company's indirect interest in an iron ore mining joint venture requires payment of its proportionate share of all fixed operating costs, regardless of the quantity of ore received, plus the variable operating costs of minimum ore production for the Company's account. The Company reimburses the joint venture for these costs through its purchase of ore. The Company's interest in NACME requires Acme Steel to comply with certain tonnage and cost plus return on investment guarantees.

     In connection with the Company's Spin-Off from Interlake on May 29, 1986, the Company entered into certain indemnification agreements with Interlake. Pursuant to the terms of the indemnification agreements, Interlake undertook to defend, indemnify and hold the Company harmless from any claims, as defined, relating to the Company's operations or predecessor operations occurring before May 29, 1986, the Spin-Off. The indemnification agreements cover certain environmental matters including certain litigation and Superfund Sites in Duluth, Minnesota, and Gary, Indiana, for which either Interlake or the Company's predecessor operations have been named as defendants or PRPs, as applicable. To date, Interlake has met its obligations under the indemnification agreements and has provided the defense and paid all costs related to these environmental matters. The Company does not have sufficient information to determine the potential liability, if any, for the matters covered by the indemnification agreements in the event Interlake fails to meet its obligations thereunder in the future. In the event that Interlake, for any reason, was unable to fulfill its obligations under the indemnification agreements, the Company could have increased future obligations which could be significant.

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

     Merger of The Interlake Corporation and GKN North America Manufacturing Inc. On December 5, 1998, GKN North America Manufacturing Inc. (the "Purchaser") and Interlake entered into an agreement and plan of merger ("Merger Agreement"). The Purchaser is a wholly owned subsidiary of GKN North America Incorporated which, in turn, is an indirect subsidiary of KGKNplc of the United Kingdom ("GKNplc").

     Pursuant to the Merger Agreement, on December 10, 1998, the Purchaser commenced a tender offer for all of the outstanding common stock and outstanding Series A Convertible Exchangeable Preferred Stock ("Preferred Stock") of Interlake. The Purchaser acquired by cash purchase in excess of 95 percent of the outstanding common stock and Preferred Stock by February 10, 1999. Subsequently, on February 10, 1999,

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

pursuant to the Merger Agreement, Purchaser was merged into Interlake. Interlake, a subsidiary of Purchaser, is the surviving corporation.

     The Company believes the above described acquisition of Interlake by GKNplc through its direct and indirect subsidiary will not alter the obligations and rights of the Company and Interlake as described herein.

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

     In those cases where the Company has been identified as a PRP or is otherwise made aware of a possible exposure to incur costs associated with an environmental matter, management determines (i) whether, in fact, the Company has been properly named or is otherwise obligated, (ii) the extent to which the Company may be responsible for costs associated with the site in question, (iii) an assessment as to whether another party may be responsible under various indemnification agreements or insurance policies the Company is a party to, and
(iv) an estimate, if one can be made, of the costs associated with the clean-up efforts or settlement costs. It is the Company's policy to make provisions for environmental clean-up costs at the time that a reasonable estimate can be made. While it is not possible to predict the ultimate costs of resolving environmental related issues facing the Company, based upon information currently available, they are not expected to have a material effect on the consolidated financial condition or results of operations of the Company.

     The Company's subsidiaries also have various litigation matters pending which arise out of the ordinary course of their businesses. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position of the Company.

REPORTING SEGMENTS:

     The Company presents its operations in two segments, Steel Making and Steel Fabricating.

     Steel Making operations include the manufacture of sheet, strip and semifinished steel in low-, mid-, and high-carbon alloy, HSLA and specialty grades. Principal markets include agricultural, automotive, industrial equipment, industrial fasteners, welded steel tubing, and tool manufacturing industries, processors and steel service centers.

     The Steel Fabricating segment processes and distributes steel strapping, strapping tools and industrial packaging (Acme Packaging), and welded steel tubing (Alpha Tube). The Steel Fabricating segment sells to a number of markets.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     All sales between segments are recorded at annual contract price which approximates current market price.

     The products and services of the Steel Making and Steel Fabricating Segments are distributed through their own respective sales organizations which have sales offices at various locations in the United States. Export sales are insignificant for the years presented.

     The Company is divided into Steel Making and Steel Fabricating operating segments based on the value-added production in making the product. Operating segment information based on operating income is as follows (dollars in thousands):

                                                                1998          1997           1996
                                                              --------      ---------      ---------
STEEL MAKING:
  Sales to unaffiliated customers.........................    $220,801      $ 202,331      $ 222,642
  Intersegment sales......................................      89,292         97,233        112,700
                                                              --------      ---------      ---------
     Net Sales............................................    $310,093      $ 299,564      $ 335,342
                                                              ========      =========      =========
  Depreciation............................................    $ 33,599      $  35,511      $  12,572
  Loss from operations....................................     (62,126)       (61,897)       (14,921)
  Total assets............................................     577,016        710,395        660,672
  Capital expenditures....................................      11,598         34,861        195,297
STEEL FABRICATING:
  Sales to unaffiliated customers.........................    $239,119      $ 285,699      $ 275,600
  Intersegment sales......................................         716            984          1,553
                                                              --------      ---------      ---------
     Net Sales............................................    $239,835      $ 286,683      $ 277,153
                                                              ========      =========      =========
  Depreciation............................................    $  4,321      $   3,883      $   3,696
  Income from operations..................................      22,644         26,840         19,957
  Total assets............................................     130,176         95,100        107,652
  Capital expenditures....................................      25,132         11,053          3,778

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Reconciliation of the operating segment information to the Company's consolidated financial statements is as follows (dollars in thousands):

                                                                1998          1997           1996
                                                              --------      ---------      ---------
Net Sales:
  Steel Making............................................    $310,093      $ 299,564      $ 335,342
  Steel Fabricating.......................................     239,835        286,683        277,153
  Intersegment sales......................................     (90,008)       (98,217)      (114,253)
                                                              --------      ---------      ---------
                                                              $459,920      $ 488,030      $ 498,242
                                                              ========      =========      =========
Operating income (loss):
  Steel Making............................................    $(62,126)     $ (61,897)     $ (14,921)
  Steel Fabricating.......................................      22,644         26,840         19,957
                                                              --------      ---------      ---------
                                                               (39,482)       (35,057)         5,036
  Less:
     Interest expense.....................................     (39,161)       (41,632)        (6,193)
     Reorganization charges under Chapter 11 Bankruptcy...      (6,747)
     Other................................................                       (461)
  Add:
     Interest income......................................       1,179            508          5,620
     Gain from sale of assets.............................      12,000
     Other................................................         257                           630
                                                              --------      ---------      ---------
     Income (loss) before income taxes, extraordinary loss
       and cumulative effect of a change in accounting
       principle..........................................    $(71,954)     $ (76,642)     $   5,093
                                                              ========      =========      =========
Total Assets:
  Steel Making............................................    $577,016      $ 710,395      $ 660,672
  Steel Fabricating.......................................     130,176         95,100        107,652
  Corporate...............................................      29,896         23,586         37,425
                                                              --------      ---------      ---------
                                                              $737,088      $ 829,081      $ 805,749
                                                              ========      =========      =========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

GUARANTOR'S FINANCIAL STATEMENTS

     In December 1997, Acme Metals Incorporated, as issuer, and Acme Steel Company, a wholly owned subsidiary of the Company, as guarantor, entered into an offering pursuant to which $200 million of 10.875 percent Senior Unsecured Notes due 2007 were offered pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Act"). In June 1998, the Company registered the Senior Unsecured Notes under the Act.

     Following is consolidating condensed financial information pertaining to the Company and its subsidiary guarantor and its subsidiary nonguarantors.

                                                       FOR THE YEAR ENDED DECEMBER 27, 1998
                                         -----------------------------------------------------------------
                                                                  SUBSIDIARY
                                                     SUBSIDIARY      NON                         TOTAL
                                          PARENT     GUARANTOR    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         ---------   ----------   ----------   ------------   ------------
Net sales..............................  $           $ 310,093     $239,835      $(90,008)     $ 459,920
Cost and expenses......................                353,247      198,614       (90,008)       461,853
                                         ---------   ---------     --------      --------      ---------
Gross profit (loss)....................                (43,154)      41,221                       (1,933)
Selling and administrative expense.....                 18,972       18,577                       37,549
                                         ---------   ---------     --------      --------      ---------
Operating income (loss)................                (62,126)      22,644                      (39,482)
Reorganization charges under Chapter 11
  Bankruptcy...........................     (3,357)     (2,384)      (1,006)                      (6,747)
Net interest income (expense) and
  other................................      6,393     (41,490)       9,372                      (25,725)
                                         ---------   ---------     --------      --------      ---------
Income (loss) before income taxes......      3,036    (106,000)      31,010                      (71,954)
Income tax provision...................      4,930      32,664       18,142                       55,736
                                         ---------   ---------     --------      --------      ---------
Net income (loss) before equity
  adjustment...........................     (1,894)   (138,664)      12,868                     (127,690)
Equity loss in subsidiaries............   (125,796)                               125,796
                                         ---------   ---------     --------      --------      ---------
Net income (loss)......................  $(127,690)  $(138,664)    $ 12,868      $125,796      $(127,690)
                                         =========   =========     ========      ========      =========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                        FOR THE YEAR ENDED DECEMBER 28, 1997
                                    -----------------------------------------------------------------------------
                                                                   SUBSIDIARY
                                                   SUBSIDIARY         NON                               TOTAL
                                     PARENT        GUARANTOR       GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                     ------        ----------      ----------      ------------      ------------
Net sales.......................    $              $ 299,564       $ 286,683        $ (98,217)        $ 488,030
Cost and expenses...............                     342,684         239,412          (98,217)          483,879
                                    ---------      ---------       ---------        ---------         ---------
Gross profit (loss).............                     (43,120)         47,271                              4,151
Selling and administrative......                      18,777          20,431                             39,208
                                    ---------      ---------       ---------        ---------         ---------
Operating income (loss).........                     (61,897)         26,840                            (35,057)
Net interest income (expense)
  and other.....................       16,860        (54,493)         (3,952)                           (41,585)
                                    ---------      ---------       ---------        ---------         ---------
Income (loss) before income
  taxes.........................       16,860       (116,390)         22,888                            (76,642)
Income tax provision
  (benefit).....................        6,415        (44,235)          8,696                            (29,124)
                                    ---------      ---------       ---------        ---------         ---------
                                       10,445        (72,155)         14,192                            (47,518)
Extraordinary loss, net of
  tax...........................      (23,411)                                                          (23,411)
Cumulative effect of a change in
  accounting principle, net of
  tax...........................                      (4,821)         (1,455)                            (6,276)
                                    ---------      ---------       ---------        ---------         ---------
Net income (loss) before equity
  adjustment....................      (12,966)       (76,976)         12,737                            (77,205)
Equity loss in subsidiaries.....      (64,239)                                         64,239
                                    ---------      ---------       ---------        ---------         ---------
Net income (loss)...............    $ (77,205)     $ (76,976)      $  12,737        $  64,239         $ (77,205)
                                    =========      =========       =========        =========         =========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                           FOR THE YEAR ENDED DECEMBER 29, 1996
                                        ---------------------------------------------------------------------------
                                                                     SUBSIDIARY
                                                     SUBSIDIARY         NON                               TOTAL
                                        PARENT       GUARANTOR       GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                        ------       ----------      ----------      ------------      ------------
Net sales...........................    $             $335,342        $277,153        $(114,253)         $498,242
Cost and expenses...................                   325,326         236,704         (114,253)          447,777
                                        -------       --------        --------        ---------          --------
Gross profit........................                    10,016          40,449                             50,465
Training and Pre-Startup -- New
  Facility..........................                     9,933                                              9,933
Selling and administrative
  expense...........................                    15,004          20,492                             35,496
                                        -------       --------        --------        ---------          --------
Operating income (loss).............                   (14,921)         19,957                              5,036
Interest income (expense)...........      9,903         (7,461)         (2,385)                                57
                                        -------       --------        --------        ---------          --------
Income (loss) before income taxes...      9,903        (22,382)         17,572                              5,093
Income tax provision (benefit)......      4,106         (8,850)          7,170                              2,426
                                        -------       --------        --------        ---------          --------
Net income (loss) before equity
  adjustment........................      5,797        (13,532)         10,402                              2,667
Equity loss in subsidiaries.........     (3,130)                                          3,130
                                        -------       --------        --------        ---------          --------
Net income (loss)...................    $ 2,667       $(13,532)       $ 10,402        $   3,130          $  2,667
                                        =======       ========        ========        =========          ========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                           AS OF DECEMBER 27, 1998
                                       ----------------------------------------------------------------
                                                               SUBSIDIARY
                                                  SUBSIDIARY      NON                         TOTAL
                                        PARENT    GUARANTOR    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   ----------   ------------   ------------
                                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........   $ 18,457    $            $    412     $               $ 18,869
  Accounts receivable, net..........         (7)     18,690       29,914                       48,597
  Inventories.......................                 49,076       28,352        (1,764)        75,664
  Other current assets..............        949       3,474          310                        4,733
  Due to (from) affiliates..........    469,351     (17,317)      20,084      (472,118)
                                       --------    --------     --------     ---------       --------
          Total current assets......    488,750      53,923       79,072      (473,882)       147,863
                                       --------    --------     --------     ---------       --------
INVESTMENTS AND OTHER ASSETS:
  Investments in associated
     companies......................     (9,079)     19,157                      9,079         19,157
  Other assets......................     14,125       3,792        1,723                       19,640
                                       --------    --------     --------     ---------       --------
          Total investments and
            other assets............      5,046      22,949        1,723         9,079         38,797
                                       --------    --------     --------     ---------       --------
PROPERTY, PLANT AND EQUIPMENT --
  Net:..............................     15,603     500,144       34,681                      550,428
                                       --------    --------     --------     ---------       --------
                                       $509,399    $577,016     $115,476     $(464,803)      $737,088
                                       ========    ========     ========     =========       ========
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued
     expenses.......................   $ 13,928    $ 30,274     $  8,064     $               $ 52,266
  Income taxes payable..............        310                                                   310
                                       --------    --------     --------     ---------       --------
          Total current
            liabilities.............     14,238      30,274        8,064                       52,576
                                       --------    --------     --------     ---------       --------
LONG-TERM LIABILITIES:
  Long-term debt....................    233,463                                               233,463
  Post-retirement benefits other
     than pensions..................      1,593      82,007       14,374                       97,974
  Retirement benefit plans..........      2,423      17,454         (514)                      19,363
                                       --------    --------     --------     ---------       --------
          Total long-term
            liabilities.............    237,479      99,461       13,860                      350,800
                                       --------    --------     --------     ---------       --------
LIABILITIES SUBJECT TO COMPROMISE...    220,044     501,065       48,847      (473,882)       296,074
                                       --------    --------     --------     ---------       --------
SHAREHOLDERS' EQUITY (DEFICIT):.....     37,638     (53,784)      44,705         9,079         37,638
                                       --------    --------     --------     ---------       --------
                                       $509,399    $577,016     $115,476     $(464,803)      $737,088
                                       ========    ========     ========     =========       ========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                            AS OF DECEMBER 28, 1997
                                        ----------------------------------------------------------------
                                                                SUBSIDIARY
                                                   SUBSIDIARY      NON                         TOTAL
                                         PARENT    GUARANTOR    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                        --------   ----------   ----------   ------------   ------------
                                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........  $  5,452   $             $  1,002      $              $  6,454
  Accounts receivable, net............                33,154       26,492                       59,646
  Income tax receivable...............    24,936                                                24,936
  Inventories.........................                58,657       23,990        (1,017)        81,630
  Deferred income taxes...............    14,082                                                14,082
  Other current assets................       614       1,145        3,936                        5,695
  Due to (from) affiliates............   455,089    (431,633)     (24,473)        1,017
                                        --------   ---------     --------      --------       --------
          Total current assets........   500,173    (338,677)      30,947                      192,443
                                        --------   ---------     --------      --------       --------
INVESTMENTS AND OTHER ASSETS:
  Investments in associated
     companies........................    60,882      17,395                    (60,882)        17,395
  Other assets........................    14,629       4,391        1,337                       20,357
  Deferred income taxes...............    48,536                                                48,536
                                        --------   ---------     --------      --------       --------
          Total investments and other
            assets....................   124,047      21,786        1,337       (60,882)        86,288
                                        --------   ---------     --------      --------       --------
PROPERTY, PLANT AND EQUIPMENT.........       217     522,096       28,037                      550,350
                                        --------   ---------     --------      --------       --------
                                        $624,437   $ 205,205     $ 60,321      $(60,882)      $829,081
                                        ========   =========     ========      ========       ========
                                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued
     expenses.........................  $  5,157   $  79,310     $ 14,333      $              $ 98,800
  Current installments of long-term
     debt.............................     1,000         500                                     1,500
                                        --------   ---------     --------      --------       --------
          Total current liabilities...     6,157      79,810       14,333                      100,300
                                        --------   ---------     --------      --------       --------
LONG-TERM LIABILITIES:
  Long-term debt......................   412,743      10,500                                   423,243
  Other long-term liabilities.........    14,939       2,852                                    17,791
  Post-retirement benefits other than
     pensions.........................     1,731      79,803       14,280                       95,814
  Retirement benefit plans............     2,524       4,186       (1,120)                       5,590
                                        --------   ---------     --------      --------       --------
          Total long-term
            liabilities...............   431,937      97,341       13,160                      542,438
                                        --------   ---------     --------      --------       --------
SHAREHOLDERS' EQUITY (DEFICIT):.......   186,343      28,054       32,828       (60,882)       186,343
                                        --------   ---------     --------      --------       --------
                                        $624,437   $ 205,205     $ 60,321      $(60,882)      $829,081
                                        ========   =========     ========      ========       ========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                        FOR THE YEAR ENDED DECEMBER 27, 1998
                                        ---------------------------------------------------------------------
                                                                   SUBSIDIARY
                                                     SUBSIDIARY       NON                           TOTAL
                                         PARENT      GUARANTOR     GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                         ------      ----------    ----------    ------------    ------------
NET CASH FLOWS (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES...............   $  (7,274)   $  23,419     $  (4,458)     $               $  11,687
                                        ---------    ---------     ---------      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............        (142)     (17,919)        6,770                        (11,291)
                                        ---------    ---------     ---------      ---------       ---------
  Net cash provided by (used for)
     investing activities............        (142)     (17,919)        6,770                        (11,291)
                                        ---------    ---------     ---------      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving credit
     agreement.......................                  129,750                                      129,750
  Repayments of revolving credit
     agreement.......................                 (134,750)                                    (134,750)
  Payment of long term debt..........        (750)        (500)                                      (1,250)
  Proceeds from assets held for
     sale............................                                 18,000                         18,000
  Payment of capital lease...........                                   (122)                          (122)
  Payment of intercompany dividend...      20,780                    (20,780)
  Exercise of stock options and
     other...........................         391                                                       391
                                        ---------    ---------     ---------      ---------       ---------
  Net cash (used for) provided by
     financing activities............      20,421       (5,500)       (2,902)                        12,019
                                        ---------    ---------     ---------      ---------       ---------
  Net increase (decrease) in cash and
     cash equivalents................      13,005                       (590)                        12,415
  Cash and cash equivalents at
     beginning of period.............       5,452                      1,002                          6,454
                                        ---------    ---------     ---------      ---------       ---------
  Cash and cash equivalents at end of
     period..........................   $  18,457    $             $     412      $               $  18,869
                                        =========    =========     =========      =========       =========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                          FOR THE YEAR ENDED DECEMBER 28, 1997
                                          ---------------------------------------------------------------------
                                                                     SUBSIDIARY
                                                       SUBSIDIARY       NON                           TOTAL
                                           PARENT      GUARANTOR     GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                          ---------    ----------    ----------    ------------    ------------
NET CASH FLOWS (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES................    $  (2,297)   $ (76,469)     $ 18,054      $               $ (60,712)
                                          ---------    ---------      --------      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales and/or maturities of
     investments, net of purchases....       11,817                                                    11,817
  Capital expenditures................          (16)     (31,362)       (9,038)                       (40,416)
                                          ---------    ---------      --------      ---------       ---------
  Net cash (used for) provided by
     investing activities.............       11,801      (31,362)       (9,038)                       (28,599)
                                          ---------    ---------      --------      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from 10.875 percent Senior
     Unsecured Notes, net of
     discount.........................      198,502                                                   198,502
  Proceeds from Senior Secured Credit
     Agreement........................      175,000                                                   175,000
  Redemption of 13.5 percent Senior
     Secured Discount Notes...........     (117,289)                                                 (117,289)
  Redemption of 12.5 percent Senior
     Secured Discount Notes...........     (107,377)                                                 (107,377)
  Debt redemption costs...............      (29,947)                                                  (29,947)
  Payment of Term Loan................      (50,000)                                                  (50,000)
  Borrowings under revolving credit
     agreement........................                   134,250       134,750                        269,000
  Repayments of revolving credit
     agreement........................                  (129,250)     (134,750)                      (264,000)
  Intercompany cash transactions......     (112,469)     102,831         9,638
  Debt issue costs and fees...........      (11,630)                                                  (11,630)
  Payment of intercompany dividend....       18,300                    (18,300)
  Exercise of stock options and
     other............................          282                                                       282
                                          ---------    ---------      --------      ---------       ---------
  Net cash provided by financing
     activities.......................      (36,628)     107,831        (8,662)                        62,541
                                          ---------    ---------      --------      ---------       ---------
  Net increase (decrease) in cash and
     cash equivalents.................      (27,124)                       354                        (26,770)
  Cash and cash equivalents at
     beginning of period..............       32,576                        648                         33,224
                                          ---------    ---------      --------      ---------       ---------
  Cash and cash equivalents at end of
     period...........................    $   5,452    $              $  1,002      $               $   6,454
                                          =========    =========      ========      =========       =========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                          FOR THE YEAR ENDED DECEMBER 29, 1996
                                          ---------------------------------------------------------------------
                                                                     SUBSIDIARY
                                                       SUBSIDIARY       NON                           TOTAL
                                           PARENT      GUARANTOR     GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                          ---------    ----------    ----------    ------------    ------------
NET CASH FLOWS (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES................    $  27,172    $   7,056      $11,806       $               $  46,034
                                          ---------    ---------      -------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales and/or maturities of
     investments, net of purchases....      122,244                                                   122,244
  Investment in associated
     companies........................                    (1,750)                                      (1,750)
  Capital expenditures................          (47)    (202,231)      (3,778)                       (206,056)
                                          ---------    ---------      -------       ---------       ---------
  Net cash used for investing
     activities.......................      122,197     (203,981)      (3,778)                        (85,562)
                                          ---------    ---------      -------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Environmental
     Improvement Bonds, net of
     discount.........................       19,873                                                    19,873
  Intercompany cash transactions......     (237,630)     229,925        7,705
  Debt issuance costs and fees........         (550)                                                     (550)
  Payment of intercompany dividend....       49,000      (33,000)     (16,000)
  Exercise of stock options and
     other............................          386                                                       386
                                          ---------    ---------      -------       ---------       ---------
  Net cash (used for) provided by
     financing activities.............     (168,921)     196,925       (8,295)                         19,709
                                          ---------    ---------      -------       ---------       ---------
  Net increase (decrease) in cash and
     cash equivalents.................      (19,552)                     (267)                        (19,819)
  Cash and cash equivalents at
     beginning of period..............       52,128                       915                          53,043
                                          ---------    ---------      -------       ---------       ---------
  Cash and cash equivalents at end of
     period...........................    $  32,576    $              $   648       $               $  33,224
                                          =========    =========      =======       =========       =========

                         QUARTERLY RESULTS (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               FIRST         SECOND      THIRD         FOURTH
                                              QUARTER       QUARTER     QUARTER       QUARTER
----------------------------------------------------------------------------------------------
1998
Net Sales.................................    $144,996      $124,339    $103,460      $ 87,125
Operating loss............................      (4,034)(1)    (2,979)    (13,819)      (18,650)
Net loss..................................      (1,675)(1)    (8,643)    (92,656)(2)   (24,716)
Net loss per share........................    $  (0.14)     $  (0.74)   $  (7.94)     $  (2.12)
----------------------------------------------------------------------------------------------
1997
Net Sales.................................    $125,331      $123,471    $115,250      $123,978
Operating loss............................     (14,509)       (9,296)     (9,147)       (2,105)
Net loss..................................     (15,867)      (12,753)    (10,540)      (38,045)
Net loss per share........................       (1.36)        (1.10)      (0.91)        (3.27)
Net loss before extraordinary loss and
  accounting change.......................     (15,867)      (12,753)    (10,540)       (8,358)
Net loss per share before extraordinary
  loss and accounting change..............    $  (1.36)     $  (1.10)   $  (0.91)     $  (0.72)
----------------------------------------------------------------------------------------------
1996
Net Sales.................................    $125,865      $127,268    $125,174      $119,935
Operating income(loss)....................       4,300         3,927       3,878        (7,069)
Net income (loss).........................       3,436         3,190       2,859        (6,818)
Net income (loss) per share...............    $   0.30      $   0.27    $   0.25      $  (0.59)
----------------------------------------------------------------------------------------------

(1) In March 1998, the Company completed the sale of Universal Tool, through a stock sale, generating proceeds to the Company of approximately $18.0 million and a gain of approximately $12.0 million ($7.2 million net of tax).

(2) As a result of the losses incurred to date, and its Chapter 11 Bankruptcy filings, the Company recorded a valuation allowance of $76.7 million against its entire net deferred tax asset.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                             ADDITIONS
                                                      -----------------------
                                         BALANCE AT   CHARGED TO   CHARGED TO                    BALANCE
                                         BEGINNING    COSTS AND      OTHER                       AT END
                                          OF YEAR      EXPENSES     ACCOUNTS     DEDUCTIONS      OF YEAR
                                         ----------   ----------   ----------    ----------      -------
1998
  Allowance for doubtful accounts
     receivable.......................     $1,296      $   237       $   31(a)     $(286)(b)     $ 1,278
  FAS 109 valuation allowance.........     $           $81,308       $7,618(c)     $             $88,926
                                           ======      =======       ======        =====         =======
1997
  Allowance for doubtful accounts
     receivable.......................     $1,320      $    61       $  100(a)     $(185)(b)     $ 1,296
                                           ======      =======       ======        =====         =======
1996
  Allowance for doubtful accounts
     receivable.......................     $1,335      $   144       $   12(a)     $(171)(b)     $ 1,320
                                           ======      =======       ======        =====         =======

-------------------------
(a) Consists principally of recoveries of accounts charged off in prior years.

(b) Uncollectible accounts charged off.

(c) Consists of charge to Accumulated other comprehensive loss.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 33-17235, 33-19437, and 33-30841) and in the Registration Statements on Form S-8 (Nos. 33-38747 and 33-59627) of Acme Metals Incorporated of our report dated January 25, 1999, appearing on page 30 of this Form 10-K.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Chicago, Illinois
March 17, 1999