Form 10-Q
period 1999-03-28
ACME METALS INC /DE/
filed 1999-05-12
CIK 883702

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 28, 1999 or

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




                                 (708) 849-2500
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
                         -----   -----

Number of shares of Common Stock outstanding as of May 3, 1999: 11,664,571.



===============================================================================

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
ITEM 1.   FINANCIAL STATEMENTS


                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)

                                                                                For The Three Months Ended
                                                                              ----------------------------
                                                                                March 28,         March 29,
                                                                                  1999             1998
                                                                             ------------      ------------
NET SALES................................................................    $   103,038      $    144,996

COSTS AND EXPENSES:
         Cost of products sold ..........................................         94,388           129,899
         Depreciation expense ...........................................          9,602             9,259
                                                                             ------------     ------------
Gross margin.............................................................           (952)            5,838
         Selling and administrative expense .............................          9,636             9,872
                                                                             ------------     ------------
Operating loss...........................................................        (10,588)           (4,034)

NON-OPERATING INCOME (EXPENSE):
         Interest expense ...............................................         (6,306)          (10,937)
         Interest income.................................................             96               139
         Reorganization charges under Chapter 11 Bankruptcy..............         (2,231)
         Other - net ....................................................          1,241            12,257
                                                                             ------------     ------------
Loss before income taxes ................................................        (17,788)           (2,575)
Income tax provision (benefit)...........................................             21              (900)
                                                                             ------------     ------------

Net loss.................................................................    $   (17,809)     $     (1,675)
                                                                             ============     ============

LOSS PER SHARE:

BASIC:
         Net loss........................................................    $     (1.53)     $      (0.14)
                                                                             ------------     ------------

         Weighted average outstanding shares.............................     11,668,180        11,680,164
                                                                             ============     ============


DILUTED:
         Net loss........................................................    $     (1.53)     $      (0.14)
                                                                             ------------     ------------

         Weighted average outstanding shares.............................     11,668,180        11,680,164
                                                                             ============     ============



    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                                                                                     (Unaudited)
                                                                                                      March 28,       December 27,
                                                                                                        1999              1998
                                                                                                    -----------       ------------
                                     ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents................................................................       $      4,971       $     18,869
   Accounts receivable trade, less allowances of $1,331, and $1,278, respectively...........             54,196             48,597
   Inventories..............................................................................             80,428             75,664
   Other current assets.....................................................................              7,547              4,733
                                                                                                    -----------        -----------
      Total current assets..................................................................            147,142            147,863
                                                                                                    -----------        -----------
 INVESTMENTS AND OTHER ASSETS:
   Investments in associated companies......................................................             19,481             19,157
   Other assets.............................................................................             19,016             19,640
                                                                                                    -----------        -----------
      Total investments and other assets....................................................             38,497             38,797
                                                                                                    -----------        -----------
 PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment............................................................            902,290            902,000
   Accumulated depreciation.................................................................           (361,097)          (351,572)
                                                                                                    -----------        -----------
      Total property, plant and equipment...................................................            541,193            550,428
                                                                                                    -----------        -----------
                                                                                                   $    726,832       $    737,088
                                                                                                    ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts payable.........................................................................       $     13,903       $     14,690
   Accrued expenses.........................................................................             43,705             37,886
                                                                                                    -----------        -----------
      Total current liabilities.............................................................             57,608             52,576
                                                                                                    -----------        -----------
LONG-TERM LIABILITIES:
   Long-term debt...........................................................................            233,370            233,463
   Postretirement benefits other than pensions..............................................             98,946             97,974
   Retirement benefit plans.................................................................             19,296             19,363
                                                                                                    -----------        -----------
      Total long-term liabilities...........................................................            351,612            350,800
                                                                                                    -----------        -----------

LIABILITIES SUBJECT TO COMPROMISE...........................................................            297,899            296,074
                                                                                                    -----------        -----------

Commitments and contingencies
SHAREHOLDERS' EQUITY:
   Preferred stock, $1 par value, 2,000,000 shares authorized, no shares issued
   Common stock, $1 par value, 20,000,000 shares authorized, 11,664,571 and
      11,674,634 shares issued and outstanding, respectively................................             11,665             11,675
   Additional paid-in capital...............................................................            165,845            165,951
   Accumulated deficit......................................................................           (124,072)          (106,263)
   Accumulated other comprehensive loss.....................................................            (33,725)           (33,725)
                                                                                                    -----------        -----------
      Total shareholders' equity............................................................             19,713             37,638
                                                                                                    -----------        -----------
                                                                                                   $    726,832       $    737,088
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

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                       For the Three Months Ended
                                                                                       --------------------------
                                                                                        March 28,            March 29,
                                                                                          1999                  1998
                                                                                        --------             --------
      CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss..............................................................     $     (17,809)     $        (1,675)
          ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
          FROM OPERATING ACTIVITIES:
           Gain on sale of properties.........................................            (1,241)             (12,257)
           Depreciation.......................................................            10,098                9,466
            Deferred income taxes.............................................                                   (900)
          CHANGE IN OPERATING ASSETS AND LIABILITIES:
             Accounts receivable..............................................            (5,599)              (5,656)
             Income tax receivable............................................               110               23,684
             Inventories......................................................            (4,764)              18,526
             Accounts payable.................................................              (787)             (11,939)
             Other current accounts...........................................             2,895                4,756
             Liabilities subject to compromise................................             1,825
           Other, net.........................................................             1,089                 (594)
                                                                                    ------------       --------------
       Net cash (used for) provided by operating activities..................            (14,183)              23,411
                                                                                    ------------       --------------

      CASH FLOWS FROM INVESTING ACTIVITIES:
        Reclassification of restricted cash...................................                                (17,361)
        Proceeds from the sale of assets......................................             1,928
        Capital expenditures..................................................            (1,643)             (10,585)
                                                                                    ------------       --------------
        Net cash provided by (used for) investing activities..................               285              (27,946)
                                                                                    ------------       --------------


      CASH FLOWS FROM FINANCING ACTIVITIES:
        Payment of Senior Secured Credit Agreement............................                                   (250)
        Proceeds from the sale of Universal Tool..............................                                 18,000
        Borrowings under Working Capital Facility.............................                                129,750
        Repayments of Working Capital Facility................................                               (134,750)
                                                                                    ------------       --------------
        Net cash provided by financing activities.............................                                 12,750
                                                                                    ------------       --------------

        Net (decrease) increase in cash and cash equivalents..................           (13,898)               8,215
        Cash and cash equivalents at beginning of period......................            18,869                6,454
                                                                                    ------------       --------------
        Cash and cash equivalents at end of period............................     $       4,971      $        14,669
                                                                                    ============       ==============


    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


BANKRUPTCY PROCEEDINGS:


On September 28, 1998, Acme Metals Incorporated ("Acme Metals" or the
"Company") and its principal direct and indirect subsidiary companies (Acme Steel Company ("Acme Steel"), Acme Packaging Corporation ("Acme Packaging"), Alpha Tube Corporation ("Alpha Tube"), Alabama Metallurgical Corporation ("Alabama Metallurgical"), and Acme Steel Company International, Inc., ("Acme Steel International")) filed separate voluntary petitions for protection and reorganization under Chapter 11 of Title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") as previously described in Item I. under the heading "Chapter 11 Bankruptcy Filings" on page 3 of the Company's Annual Report on Form 10-K for the year ended December 27, 1998 ("1998 Form 10-K"). As a result of the Chapter 11 Bankruptcy proceedings, all of the Company's obligations were stayed. Without Bankruptcy Court approval, the Company cannot pay pre-petition obligations. Reference is made to "Liquidity and Capital Resources" beginning on page 19 for a description of the Loan and Security Agreement with BankAmerica Business Credit, Inc. ("DIP Financing Agreement") entered into on December 18, 1998. No significant developments with respect to the bankruptcy proceedings have occurred since the filing of the 1998 Form 10-K.

Although the Chapter 11 proceedings raise substantial doubt about the Company's ability to continue as a going-concern, the accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a company on a going-concern basis which contemplates the continuity of operations, realization of assets and the liquidation of liabilities in the ordinary course of business. As a result of the Chapter 11 Bankruptcy proceedings, such realization of assets and liquidation of liabilities are subject to significant uncertainties. Specifically, the financial statements do not present the amount which will be paid to settle liabilities and contingencies which may be allowed in Chapter 11 Bankruptcy reorganization cases. Also the consolidated financial statements do not reflect adjustments to assets which may result if the Company is forced to liquidate all or portions of its operations. A plan of reorganization could materially change the amounts currently disclosed in the consolidated financial statements.

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

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements for Acme Metals include its wholly owned operating subsidiaries, Acme Steel, Acme Packaging, and Alpha Tube, hereinafter collectively referred to as "the Company," for the periods ended March 28, 1999 and March 29, 1998. The statements should be read in conjunction with the audited financial statements included in the Company's 1998 Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such financial statements have been included. The financial statements have been subjected to a limited review by PricewaterhouseCoopers LLP, the Company's independent accountants, whose report appears on page 17 of this filing. Such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

The Company's fiscal year ends on December 26, 1999 and will contain 52 weeks. First quarter results for 1999 and 1998 each cover 13-week periods.


INVENTORIES:

Inventories, as determined on the last-in, first-out method, are summarized as follows:

                                              March 28,          December 27,
                                                1999                1998
                                             -----------         -----------
                                             (unaudited)
                                                      (in thousands)
     Raw materials                              $18,336            $18,343
     Semi-finished and finished products         55,696             50,607
     Supplies                                     6,396              6,714
                                                -------            -------
                                                $80,428            $75,664
                                                =======            =======

INCOME TAXES:

As a result of the losses incurred to date, the related negative effect on the Company's overall liquidity position, and the Chapter 11 Bankruptcy filings on September 28, 1998, the Company recorded a valuation allowance in 1998 against its entire net deferred tax assets. The Company continued to fully reserve any net deferred tax assets incurred in the first quarter of 1999.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


LONG-TERM DEBT:

The Company's long-term debt not recorded as "Liabilities Subject to Compromise" is summarized as follows:

                                                         March 28,  December 27,
                                                           1999        1998
                                                       -----------  -----------
                                                       (unaudited)
                                                             (in thousands)
     Senior Secured Credit Agreement                    $174,250       $174,250
     12.5 percent Senior Secured Notes                    17,623         17,623
     13.5 percent Senior Secured Discount Notes              669            669
     Environmental Improvement Bonds 7.95 percent         11,345         11,345
     Environmental Improvement Bonds 7.90 percent          8,585          8,585
     Walbridge Facility                                   14,700         14,700
     Other long-term debt                                  6,198          6,291
                                                        --------       --------
                                                        $233,370       $233,463
                                                        ========       ========

As a result of the Chapter 11 Bankruptcy proceedings, all of the long-term debt was in default as of the Bankruptcy filing date. Scheduled principal payments on debt including capital lease obligations, which have not been made for the post-petition period, totaled $1.0 million. The reduction in the long-term debt balance from December 27, 1998 results from balance sheet reclassifications, not payments.


LIABILITIES SUBJECT TO COMPROMISE:

Items classified as "Liabilities Subject to Compromise" follow:

                                                         March 28,  December 27,
                                                           1999         1998
                                                           ----         ----
                                                        (unaudited)
                                                                 (in thousands)
     Accounts payable..................................   $ 57,963    $ 56,532
     Accrued interest..................................      6,094       6,094
     Accrued utilities.................................      2,413       2,413
     Bond payable and other related liability..........      2,503       2,503
     Other accrued liabilities.........................      2,708       2,340
     Taxes other than income...........................      5,567       5,567
     Note payable......................................      5,500       5,500
     10.875 percent Senior Unsecured Notes, net
       of discount.....................................    198,682     198,656
     Other long-term liabilities.......................     16,469      16,469
                                                          --------    --------
     Total.............................................   $297,899    $296,074
                                                          ========    ========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


CASH FLOWS:

Cash payments for adequate protection payments were $5.9 million during the first three months of 1999 and interest payments of $5.2 million were made in the first three months of 1998.

COMMITMENTS AND CONTINGENCIES:

The Company is subject to various commitments and contingencies as previously described in the Company's 1998 Form 10-K. To date, the Company has neither assumed nor rejected any material executory contracts.

Interlake Matters

Matters relating to the Interlake Corporation ("Interlake"), and in particular to various cases pending in the United States Tax Court ("U.S. Tax Court"), have previously been described in Part I, Item 3. "Legal Proceedings" in the Company's 1998 Form 10-K. On March 18, 1999, the U.S. Tax Court entered judgment in the case of The Interlake Corporation, et. al. v. Commissioner of Internal Revenue, Docket No. 8258-96. In its opinion, The U.S. Tax Court held the Company's authority to act for the affiliated group terminated and the Company was not an authorized recipient of the tentative refunds applied for and received in 1987. Accordingly, the tentative refunds issued to the Company are "non-rebate" refunds with respect to Interlake for purposes of computing Interlake's tax deficiencies for tax years 1981 and 1984 and the Internal Revenue Service cannot seek recovery of the tentative refunds issued to the Company from Interlake through its deficiency procedures.

The Company is now engaged in an analysis of the implications and effects of the U.S. Tax Court's judgment upon the Company and upon the 1986 Tax Indemnification Agreement ("TIA") entered into by the Company and Interlake in the event the Internal Revenue Service elects not to appeal this decision and it becomes final.

The Company is unable to determine the effects of the U.S. Tax Court's decision upon the Company and its rights and obligations under the TIA until the U.S. Tax Court's decision becomes a final judgment and the ongoing analysis of this decision and its implications on the TIA is completed.

While the Company believes its previously established reserves are adequate, if the Company is required to repay the 1987 refunds to the IRS and if there were an unfavorable application of the TIA, payment of amounts in excess of the current reserves could result. Such amounts could be significant.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



BUSINESS SEGMENTS:

The Company presents its operations in two segments, Steel Making and Steel Fabricating, as previously disclosed in the Company's 1998 Form 10-K.

Unaudited operating segment information based on operating income is as follows:

                                                                        March 28,           March 29,
                                                                         1999                1998
                                                                         ----                ----
                                                                              (in thousands)
STEEL MAKING:
     Sales to unaffiliated customers..........................        $   49,285        $    77,373
     Intersegment sales.......................................            19,311             24,520
                                                                      ----------        -----------
         Net sales............................................        $   68,596        $   101,893
                                                                      ==========        ===========

     Depreciation.............................................        $    8,562        $     8,485
     Loss from operations.....................................           (15,729)           (10,419)
     Total assets.............................................           564,358            669,014
     Capital expenditures.....................................               291              2,044
     Operating data (in tons)
         Steel production (hot band)..........................           244,266            221,454
         Steel shipments (flat rolled)........................           221,255            252,731

STEEL FABRICATING:

     Sales to unaffiliated customers..........................        $   53,753        $    67,623
     Intersegment sales.......................................               160                207
                                                                      ----------        -----------
         Net sales............................................        $   53,913        $    67,830
                                                                      ==========        ===========

     Depreciation.............................................        $    1,222        $       964
     Income from operations...................................             5,141              6,385
     Total assets.............................................           116,244            109,664
     Capital expenditures.....................................             1,292              4,103

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Reconciliation of the unaudited segment information to the Company's unaudited consolidated financial statements is as follows:

                                                                      March 28,            March 29,
                                                                         1999                1998
                                                                         ----                ----
                                                                             (in thousands)
Net Sales:
     Steel Making.............................................       $   68,596          $   101,893
     Steel Fabricating........................................           53,913               67,830
     Intersegment sales.......................................          (19,471)             (24,727)
                                                                     ----------          -----------
                                                                     $  103,038          $   144,996
                                                                     ==========          ===========

Income (loss) before income taxes and extraordinary loss:

     Operating income (loss):
         Steel Making.........................................       $  (15,729)        $    (10,419)
         Steel Fabricating....................................            5,141                6,385
                                                                     ----------          -----------
                                                                        (10,588)              (4,034)
     Less:
         Interest expense.....................................           (6,306)             (10,937)
         Reorganization charges under
            Chapter 11 Bankruptcy.............................           (2,231)

     Add:
         Interest income......................................               96                  139
         Gain from sale of properties.........................            1,241               12,257
                                                                     ----------          -----------
              Loss before income taxes........................       $  (17,788)         $    (2,575)
                                                                     ==========          ===========

Total assets:
     Steel Making.............................................       $  564,358          $   669,014
     Steel Fabricating........................................          116,244              109,664
     Corporate................................................           46,230               39,438
                                                                     ----------          -----------
                                                                     $  726,832          $   818,116
                                                                     ==========          ===========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)

GUARANTOR'S FINANCIAL STATEMENTS

     In December 1997, Acme Metals, as issuer, and Acme Steel, a wholly owned subsidiary of Acme Metals, as guarantor, entered into an offering pursuant to which $200 million of 10.875 percent Senior Unsecured Notes due 2007 were offered pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Act"). In June 1998, Acme Metals registered the Senior Unsecured Notes under the Act.


     Following is unaudited consolidating condensed financial information pertaining to Acme Metals and its subsidiary guarantor and its subsidiary nonguarantors.



                                                         FOR THE THREE MONTHS ENDED MARCH 28, 1999
                                        --------------------------------------------------------------------------
                                                                      SUBSIDIARY
                                                        SUBSIDIARY        NON                          TOTAL
                                           PARENT       GUARANTOR     GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                        -------------  ------------ --------------  -------------   --------------
Net Sales                               $              $    68,596   $     53,913   $    (19,471)   $     103,038

Costs and expenses                                          79,717         43,744        (19,471)         103,990
                                        -------------  ------------  -------------  -------------   --------------
Gross margin                                               (11,121)        10,169                            (952)

Selling and administrative expense                           4,608          5,028                           9,636
                                        -------------  ------------  -------------  -------------   --------------
Operating income (loss)                                    (15,729)         5,141                         (10,588)

Reorganization charges under
  Chapter 11 Bankruptcy                         (598)         (779)          (854)                         (2,231)
Net interest income (expense) and other       (5,976)         (305)         1,312                          (4,969)
                                        -------------  ------------  -------------  -------------   --------------

Income (loss) before income taxes             (6,574)      (16,813)         5,599                         (17,788)

Income tax provision (benefit)                  (536)                         557                              21
                                        -------------  ------------  -------------  -------------   --------------

Net income (loss) before equity
adjustment                                    (6,038)      (16,813)         5,042                         (17,809)

Equity loss in subsidiaries                  (11,771)                                     11,771

                                        -------------  ------------  -------------  -------------   --------------
Net income (loss)                       $    (17,809)  $   (16,813)  $      5,042   $     11,771    $    (17,809)
                                        =============  ============  =============  =============   ==============

                                       11

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)


                                                                FOR THE THREE MONTHS ENDED MARCH 29, 1998
                                               ----------------------------------------------------------------------------
                                                                            SUBSIDIARY
                                                            SUBSIDIARY          NON                             TOTAL
                                                PARENT       GUARANTOR      GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                             -----------  --------------  --------------  ---------------  ----------------
Net Sales                                    $            $     101,893   $      67,830   $      (24,727)  $       144,996

Costs and expenses                                              107,180          56,705          (24,727)          139,158
                                             -----------  --------------  --------------  ---------------  ----------------
Gross margin                                                     (5,287)         11,125                              5,838

Selling and administrative                                        5,132           4,740                              9,872
                                             -----------  --------------  --------------  ---------------  ----------------
Operating income (loss)                                         (10,419)          6,385                             (4,034)

Net interest income (expense) and other           3,817         (13,471)         11,113                              1,459
                                             -----------  --------------  --------------  ---------------  ----------------

Income (loss) before income taxes                 3,817         (23,890)         17,498                             (2,575)

Income tax provision (benefit)                    1,455          (8,234)          5,879                               (900)
                                             -----------  --------------  --------------  ---------------  ----------------
                                                  2,362         (15,656)         11,619                             (1,675)

Equity loss in subsidiaries                      (4,037)                                           4,037

                                             -----------  --------------  --------------  ---------------  ----------------
Net income (loss)                            $   (1,675)  $     (15,656)  $      11,619   $        4,037   $        (1,675)
                                             ===========  ==============  ==============  ===============  ================


                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)


                                                                            AS OF MARCH 28, 1999
                                                ----------------------------------------------------------------------------
                                                                                SUBSIDIARY
                                                                 SUBSIDIARY        NON                            TOTAL
      ASSETS                                        PARENT       GUARANTOR      GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                -------------  -------------  -------------  --------------  ---------------
CURRENT ASSETS:
  Cash and cash equivalents                     $      4,821   $              $        150   $               $        4,971
  Accounts receivable, net                               686         25,685         27,825                           54,196
  Inventories                                                        48,241         33,951          (1,764)          80,428
  Other current assets                                 1,391          5,715            441                            7,547
  Due to (from) affiliates                           477,434        (28,798)        23,250        (471,886)
                                                -------------  -------------  -------------  --------------  ---------------
     Total current assets                            484,332         50,843         85,617        (473,650)         147,142
                                                -------------  -------------  -------------  --------------  ---------------

INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies                (20,850)        19,481                         20,850           19,481
  Other assets                                        13,600          3,736          1,680                           19,016
                                                -------------  -------------  -------------  --------------  ---------------
    Total investments and other assets                (7,250)        23,217          1,680          20,850           38,497
                                                -------------  -------------  -------------  --------------  ---------------

PROPERTY, PLANT AND EQUIPMENT - Net:                  15,147        491,982         34,064                          541,193
                                                -------------  -------------  -------------  --------------  ---------------
                                                $    492,229   $    566,042   $    121,361   $    (452,800)  $      726,832
                                                =============  =============  =============  ==============  ===============


   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses         $     14,119   $     34,182   $      9,307   $               $       57,608
                                                -------------  -------------  -------------  --------------  ---------------
    Total current liabilities                         14,119         34,182          9,307                           57,608
                                                -------------  -------------  -------------  --------------  ---------------

LONG-TERM LIABILITIES:
  Long-term debt                                     233,370                                                        233,370
  Post-retirement benefits other than pensions         1,623         82,783         14,540                           98,946
  Retirement benefit plans                             2,410         17,497           (611)                          19,296
                                                -------------  -------------  -------------  --------------  ---------------
    Total long-term liabilities                      237,403        100,280         13,929                          351,612
                                                -------------  -------------  -------------  --------------  ---------------

LIABILITIES SUBJECT TO COMPROMISE                    220,994        502,177         48,378        (473,650)         297,899
                                                -------------  -------------  -------------  --------------  ---------------

SHAREHOLDERS' EQUITY (DEFICIT):                       19,713        (70,597)        49,747          20,850           19,713
                                                -------------  -------------  -------------  --------------  ---------------
                                                $    492,229   $    566,042   $    121,361   $    (452,800)  $      726,832
                                                =============  =============  =============  ==============  ===============



                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)


                                                                          AS OF DECEMBER 27, 1998
                                                ----------------------------------------------------------------------------
                                                                                SUBSIDIARY
                                                                SUBSIDIARY         NON                            TOTAL
      ASSETS                                       PARENT        GUARANTOR      GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                -------------  -------------  -------------  --------------  ---------------
CURRENT ASSETS:
  Cash and cash equivalents                     $    18,457   $               $        412   $               $       18,869
  Accounts receivable, net                               (7)         18,690         29,914                           48,597
  Inventories                                                        49,076         28,352          (1,764)          75,664
  Other current assets                                  949           3,474            310                            4,733
  Due to (from) affiliates                          469,351         (17,317)        20,084        (472,118)
                                                -------------  -------------  -------------  --------------  ---------------
     Total current assets                           488,750          53,923         79,072        (473,882)         147,863
                                                -------------  -------------  -------------  --------------  ---------------

INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies                (9,079)         19,157                          9,079           19,157
  Other assets                                       14,125           3,792          1,723                           19,640
                                                -------------  -------------  -------------  --------------  ---------------
    Total investments and other assets                5,046          22,949          1,723           9,079           38,797
                                                ------------  --------------  -------------  --------------  ---------------

PROPERTY, PLANT AND EQUIPMENT- Net:                  15,603         500,144         34,681                          550,428
                                                -------------  -------------  -------------  --------------  ---------------
                                                $   509,399   $     577,016   $    115,476   $    (464,803)  $      737,088
                                                ============  ==============  =============  ==============  ===============


   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses         $    14,238   $      30,274   $      8,064   $               $       52,576
                                                -------------  -------------  -------------  --------------  ---------------
    Total current liabilities                        14,238          30,274          8,064                           52,576
                                                ------------  --------------  -------------  --------------  ---------------

LONG-TERM LIABILITIES:
  Long-term debt                                    233,463                                                         233,463
  Post-retirement benefits other than pensions        1,593          82,007         14,374                           97,974
  Retirement benefit plans                            2,423          17,454           (514)                          19,363
                                                -------------  -------------  -------------  --------------  ---------------
    Total long-term liabilities                     237,479          99,461         13,860                          350,800
                                                ------------  --------------  -------------  --------------  ---------------

LIABILITIES SUBJECT TO COMPROMISE                   220,044         501,065         48,847        (473,882)         296,074
                                                -------------  -------------  -------------  --------------  ---------------

SHAREHOLDERS' EQUITY (DEFICIT):                      37,638         (53,784)        44,705           9,079           37,638

                                                -------------  -------------  -------------  --------------  ---------------
                                                $   509,399   $     577,016   $    115,476   $    (464,803)  $      737,088
                                                ============  ==============  =============  ==============  ===============


                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)

                                                                 FOR THE THREE MONTHS ENDED MARCH 28, 1999
                                                ---------------------------------------------------------------------------
                                                                              SUBSIDIARY
                                                                 SUBSIDIARY       NON                            TOTAL
                                                    PARENT       GUARANTOR     GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                -------------  -------------  -------------  --------------  -------------
NET CASH FLOWS (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                          $     (13,636)  $        351   $       (898)  $              $     (14,183)
                                                -------------  -------------  -------------  --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the sale of assets                                                  1,928                          1,928
    Capital expenditures                                                (351)        (1,292)                        (1,643)
                                                -------------  -------------  -------------  --------------  -------------
    Net cash (used for) provided by
      investing activities                                              (351)           636                            285
                                                -------------  -------------  -------------  --------------  -------------

    Net decrease in cash and cash equivalents         (13,636)                         (262)                       (13,898)
    Cash and cash equivalents at
      beginning of period                              18,457                           412                         18,869
                                                -------------  -------------  -------------  --------------  -------------
    Cash and cash equivalents at
      end of period                             $       4,821   $              $        150   $              $       4,971
                                                =============  =============  =============  ==============  =============


                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)



                                                                          FOR THE THREE MONTHS ENDED MARCH 29, 1998
                                                         --------------------------------------------------------------------------
                                                                                        SUBSIDIARY
                                                                          SUBSIDIARY        NON                           TOTAL
                                                             PARENT       GUARANTOR      GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                                         -------------  -------------  -------------  -------------  --------------
NET CASH FLOWS (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                                   $     31,307   $     (1,922)  $     (6,607)  $        633   $      23,411
                                                         -------------  -------------  -------------  -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Reclassification to restricted cash                       (17,361)                                                     (17,361)
    Capital expenditures                                          (72)        (7,812)        (2,701)                       (10,585)
                                                         -------------  -------------  -------------  -------------  --------------
    Net cash used for investing activities                    (17,433)        (7,812)        (2,701)                       (27,946)
                                                         -------------  -------------  -------------  -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of long-term debt                                   (250)                                                        (250)
     Borrowings under revolving credit agreement                             129,750                                       129,750
     Repayments of revolving credit agreement                               (134,750)                                     (134,750)
     Intercompany cash transactions                               661         11,718        (11,746)          (633)
     Proceeds from net assets held for sale                                                  18,000                         18,000
                                                         -------------  -------------  -------------  -------------  --------------
    Net cash (used for) provided by
     financing activities                                         411          6,718          6,254           (633)         12,750
                                                         -------------  -------------  -------------  -------------  --------------

    Net increase (decrease) in cash and
      cash equivalents                                         14,285         (3,016)        (3,054)                         8,215
    Cash and cash equivalents at
      beginning of period                                                      3,016          3,438                          6,454
                                                         -------------  -------------  -------------  -------------  --------------
    Cash and cash equivalents at
      end of period                                      $     14,285   $              $        384   $              $      14,669
                                                         =============  =============  =============  =============  ==============


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
Acme Metals Incorporated

We have reviewed the accompanying consolidated balance sheet as of March 28, 1999, the consolidated statements of operations for the three-month periods ended March 28, 1999 and March 29, 1998, and the consolidated statements of cash flows for the three-month periods ended March 28, 1999 and March 29, 1998 (the "consolidated financial information") of Acme Metals Incorporated and its subsidiaries. This consolidated financial information is the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 27, 1998, and the related consolidated statements of operations, of shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 25, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 27, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

On September 28, 1998, the Company filed voluntary petitions for protection and reorganization under Chapter 11 of the Bankruptcy Code. The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going-concern.


/s/ PricewaterhouseCoopers LLP
-------------------------------
PricewaterhouseCoopers LLP
Chicago, Illinois
May 7, 1999

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

On September 28, 1998, the Company filed voluntary petitions for protection and reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. This discussion and analysis of results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

The Company's operations are divided into two segments, the Steel Making Segment and the Steel Fabricating Segment. The Steel Making Segment consists of Acme Steel and includes all of the facilities used in the manufacturing and finishing of sheet and strip steel. The Steel Fabricating Segment includes the operations of Acme Packaging and Alpha Tube which use flat rolled steel in their respective fabricating processes.

In the first quarter of 1999, the Steel Making Segment continued to experience an adverse product mix and reduced selling prices principally resulting from competitive pressure from imported steel. However, the first quarter of 1999 saw an increase in the Steel Making Segment's order book over the fourth quarter of 1998 levels. The Continuous Steel Making Plant ("CSP," formerly the "New Facility") operated at an average of 95.8 percent of capacity for the first quarter of 1999. By operating at near full capacity and by experiencing related improvement in material yield, the CSP experienced improvement in its cost structure over 1998. Despite an increase in production (primarily non-niche products) and cost improvements, the Steel Making Segment continued to incur losses in the first quarter of 1999 due to lower selling prices and an adverse product mix.

The Steel Fabricating Segment continued to record positive operating results. During the first quarter of 1999, the Segment experienced weakened selling prices offset by lower raw material costs.


First Quarter 1999 as compared to First Quarter 1998

NET SALES. Consolidated net sales of $103.0 million for the first quarter of 1999 were $42.0 million lower than the same period in the prior year. A decrease in shipments and lower selling prices were the primary reasons for the decrease in sales.

Steel Making Segment. In the first three months of 1999, net sales for the Steel Making Segment were $68.6 million, a $33.3 million or 32.7 percent decrease from last year. Of the $33.3 million decline, $19.3 million and $14.0 million is attributable to volume/mix and price, respectively. Sales to unaffiliated customers decreased 36.3 percent or $28.1 million, while intersegment sales of $19.3 million were lower than the first quarter of 1998 by $5.2 million, or 21.2 percent. The decrease in the unaffiliated shipments was partially offset by improved cost performance over 1998.

Steel Fabricating Segment. The Steel Fabricating Segment net sales of $53.9 million in 1999 were $13.9 million, or 20.5 percent below the comparable period in the prior year. A decrease in sales volume for the fabricating businesses resulted from the absence of Universal Tool ($7.8 million), reduced orders for steel strapping ($4.9 million), and lower selling prices ($1.9 million), partially offset by stronger tubing volume ($0.7 million).

SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense was $9.6 million in the first quarter of 1999, $0.3 million lower than the prior year.

OPERATING INCOME/LOSS. The operating loss of $10.6 million for the Company in the first quarter of 1999 represents a $6.6 million decline from the $4.0 million loss recorded during the same period in 1998.

Steel Making Segment. The Steel Making Segment recorded a $15.7 million loss from operations in the first quarter of 1999, which was $5.3 million worse than the loss recorded in the comparable period in 1998. The increased loss in the first quarter of 1999 was due to decreased volume and price offset by lower operating costs. The decrease in operating costs resulted from improved efficiency and increased production at the CSP. Included in the Segment's operating loss is a severance charge of $1.0 million for workforce reductions made during the quarter.

Steel Fabricating Segment. The Steel Fabricating Segment's operating income of $5.1 million for the first quarter of 1999 was $1.3 million lower than in last year's comparable period, due primarily to the absence of Universal Tool results.

OTHER INCOME. Other non-operating income of $1.2 in March 1999 includes the gain on the sale of a building, generating $1.9 million of proceeds. The other non-operating income in March 1998 includes the gain of $12.0 million from the sale of Universal Tool.

INTEREST EXPENSE. Interest expense of $6.3 million for the three months ended March 28, 1999 was $4.6 million lower compared to the same period of the prior year. The lower interest expense in the first quarter of 1999 resulted from the Company not recording interest on unsecured debt.

REORGANIZATION CHARGES UNDER CHAPTER 11 BANKRUPTCY. The $2.2 million of reorganization charges primarily consists of administrative, professional, and legal fees associated with the Chapter 11 Bankruptcy proceedings.

NET LOSS. The Company recorded a loss of $17.8 million, or $1.53 per share in the first quarter of 1999 versus a loss of $1.7 million, or $0.14 per share, recorded in the first quarter of the prior year. Per share amounts for 1999 and 1998 are based on the weighted average number of common shares calculated on both the basic and fully diluted methods, which are equivalent in amount.

LIQUIDITY AND CAPITAL RESOURCES

The most significant factors affecting the Company's liquidity and capital resources are the adverse market conditions for its products, the higher than expected operating costs, and operating under the protection of the Bankruptcy Code. Cash and cash equivalents balances at the end of the first quarter of 1999 and year-end 1998 were $5.0 million and $18.9 million, respectively. The lower level at March 28, 1999 is a direct result of the ongoing operating losses (including working capital and capital expenditures), the adequate protection payments, and the Chapter 11 Bankruptcy administrative costs.

The Company's current liquidity requirements include funding losses, working capital, payments to adequately protect holders of certain secured claims, Chapter 11 Bankruptcy administrative expenses, and capital investments. On December 18, 1998, with the approval of the Bankruptcy Court, Acme Metals, Acme Steel, Acme Packaging, Alabama Metallurgical and Acme Steel International entered into a DIP Financing Agreement, which provides for a maximum of $100 million of revolving credit borrowings subject to certain borrowing base limitations based on inventory and accounts receivable less reserves. Alpha Tube, whose inventory and accounts receivable are excluded from the borrowing base computation, has guaranteed the obligations incurred under the DIP Financing Agreement. Alpha Tube's guaranty obligation with respect to the DIP Financing Agreement is effectively subordinate to pre-petition trade obligations and Chapter 11 Bankruptcy administrative expenses of Alpha Tube. The Company intends to finance its current operating and investment activities with cash from operations and, to the extent necessary, by borrowing against its DIP Financing Agreement. Consistent with this strategy the Company will borrow and repay amounts from time to time as conditions warrant. At March 28, 1999, there were no borrowings against the DIP Financing Agreement with $57.6 million available based on borrowing base limitations.

During the period of operation under the protection of Chapter 11 Bankruptcy, the Company is precluded from paying most pre-petition liabilities. Although payments to creditors have been deferred and collection of pre-petition liabilities by creditors has been stayed, the Bankruptcy Court authorized payments of wages and benefits and payment of certain other amounts. The pre-petition obligations which are not being paid include among others, certain debt service, pre-petition trade payables, and amounts related to executory contracts. The post-petition trade payables at March 28, 1999 amounted to $14.4 million. Post-petition trade payables at year end 1998 were $14.7 million.

In May of 1999, the Company received approval from the Secretary of the Treasury for a change in its pension funding method as of January 1, 1998 to recognize the current market value of the assets held in trust rather than the previously elected actuarially smoothed value method. As a result of this change, the Company expects minimal, if any, funding requirements in 1999.

Capital expenditures are expected to be approximately $20.0 million in 1999 and will be principally for necessary replacement projects. The Company expects to make approximately $21.0 million of adequate protection payments during 1999 pursuant to stipulations with various secured parties which have been or will be presented to the Bankruptcy Court for approval.

Although the Company believes the anticipated cash for future operations and borrowings under the DIP Financing Agreement will provide sufficient liquidity for the Company to fund ongoing operations, to meet its adequate protection payments, and to finance its Chapter 11 Bankruptcy administrative costs, there can be no assurance these or other possible sources will be adequate.

OUTLOOK

     The Company currently intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's businesses and to restructure the Company's balance sheet. Although management expects to file a plan of reorganization, there can be no assurance at this time that a plan of reorganization will be proposed by the Company, approved or confirmed by the Bankruptcy Court, or that such plan will be consummated. The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a plan of reorganization through July 26, 1999. If the exclusivity period, as it has been extended and may be further extended, were to expire or be terminated, other interested parties, such as creditors of the Company, would have the right to propose alternative plans of reorganization. Although the Board of Directors strives to maximize shareholder value, a plan of reorganization could, among other things, result in material dilution of the equity of existing shareholders of the Company as a result of the issuance of equity to creditors or new investors.

Steel Making Segment

Acme Steel continues to incur operating losses and does not expect to achieve the sales, production and cost performance levels necessary to achieve a profit for the year 1999. A weaker market resulting primarily from ongoing foreign steel imports continues to adversely affect Acme Steel sales. The Company also believes a structural change in the pricing of niche products has occurred which has and will compress the premium received by Acme Steel for niche steel products. The cost position of the Steel Making Segment, even though improved since the CSP began operations, remains uncompetitive. The Company is working to optimize the operating performance of its facilities, reduce cash manufacturing costs and optimize its mix of higher margin productions.

The Company is engaged in negotiations with the United Steelworkers of America. The current contract expires on August 31, 1999.

Steel Fabricating Segment

Steel Fabricating Segment earnings in 1999 are expected to remain steady. Acme Packaging will increase the use of the plastic strapping lines in this first full year of operations. Alpha Tube completed the relocation and consolidation of its tube mills during 1998, improving material handling capability and lowering operating costs.

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

The Company has implemented a Year 2000 compliant business system at Acme Metals and its Acme Steel and Acme Packaging subsidiaries. The Company's current desktop computers are not Year 2000 compliant. The Company will obtain compliant machinery at a cost of approximately $1.0 million before year end. Alpha Tube is in the process of implementing a Year 2000 compliant system (at a cost of approximately $2.0 million) and expects implementation to be materially completed before January 1, 2000.

Other areas of operations have been tested and are, at this time, considered to be materially Year 2000 compliant. The Company, however, continues testing its manufacturing and other systems to ensure continued compliance.

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

FORWARD LOOKING STATEMENT

Actual events might materially differ from those projected in the above forward looking statements. If there are substantial unexpected production interruptions or other operating difficulties, or if the Company fails to achieve production and material goals, the competitive and financial position of the Company could be materially adversely affected. In addition to uncertainties with respect to production, forward looking statements regarding all of the Company's businesses, but particularly the Steel Making Segment, are based on various economic assumptions. These assumptions include projections regarding: selling prices for the Company's products, costs for labor, energy, raw material, supplies, pensions and active and retiree medical care, volume or units of product sales, competitive developments in the marketplace by domestic and foreign competitors, including import levels, and the competitive impact of the facilities which are expected to compete with the Company's products, general economic developments in the United States or abroad affecting the business of the Company's customers, including the strength of the U.S. dollar against other currencies and similar events which may affect the costs, price or volume of products sold by the Company.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange. The Company has exposure from changes in foreign exchange rates for the purchase of raw materials from its Wabush joint venture. A 10 percent unfavorable movement in the Canadian Dollar would affect raw material costs by approximately $2.5 million on an annual basis.

Interest Rates. The Company's net interest rate risk exposure consists of floating rate debt instruments linked to LIBOR. The Company, while under Chapter 11 Bankruptcy, is prohibited from making interest payments but, with the approval of the Bankruptcy Court, has or expects to enter into adequate protection agreements with secured lenders.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1999 Annual Meeting of Shareholders was held on April 22, 1999. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act of 1934. The following are the voting results on proposals considered and voted upon at the meeting, all of which are described in the Company's Proxy Statement dated March 17, 1999.

     1. The three nominees for election as Class I Directors listed in the Proxy Statement were elected:

            NAME                          VOTES FOR             VOTES WITHHELD
            ----                          ---------             --------------
         John T. Lane                       8,283,215               658,627
         Allan L. Rayfield                  8,279,316               662,526
         L. Frederick Sutherland            8,280,032               661,810

         The one nominee for election as Class III Director listed in the Proxy Statement was elected:

            NAME                          VOTES FOR             VOTES WITHHELD
            ----                          ---------             --------------
         William R. Wilson                  8,285,363               656,479

     2. The proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year 1999 was passed. (8,582,406 votes FOR, 54,370 votes ABSTAINED, 275,066 votes AGAINST)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-K

         Exhibit 15 - Letter regarding unaudited interim financial information
         Exhibit 27 - Financial data schedule

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ACME METALS INCORPORATED



Date:  May 12, 1999                   By: /s/ Jerry F. Williams
                                         --------------------------------------
                                         Jerry F. Williams
                                         Vice President - Finance and
                                         Administration and Chief Financial
                                         Officer (Principal Financial Officer)



                                      By: /s/ Derrick T. Bay
                                         --------------------------------------
                                         Derrick T. Bay
                                         Controller and Chief Accounting Officer
                                         (Principal Accounting Officer)