Form 10-Q
period 1999-06-27
ACME METALS INC /DE/
filed 1999-08-06
CIK 883702

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 27, 1999 or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        --------------------------------

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


Number of shares of Common Stock outstanding as of August 2, 1999: 11,647,471.


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)


                                                                 For the Three Months Ended             For the Six Months Ended
                                                                 --------------------------             ------------------------
                                                                 June 27,           June 28,           June 27,           June 28,
                                                                   1999               1998               1999               1998
                                                                   ----               ----               ----               ----
NET SALES                                                     $    125,251       $    124,339       $    228,289       $    269,335

COSTS AND EXPENSES:
     Cost of products sold .............................           109,362            108,583            203,750            238,482
     Depreciation expense ..............................             9,609              9,272             19,211             18,531
                                                              ------------       ------------       ------------       ------------
Gross margin ...........................................             6,280              6,484              5,328             12,322
     Selling and administrative expense ................             9,868              9,463             19,504             19,335
                                                              ------------       ------------       ------------       ------------
Operating loss .........................................            (3,588)            (2,979)           (14,176)            (7,013)

NON-OPERATING INCOME (EXPENSE):
     Interest expense ..................................            (5,611)           (10,810)           (11,917)           (21,747)
     Interest income ...................................                79                490                175                629
     Reorganization charges under
       Chapter 11 Bankruptcy ...........................            (2,097)                               (4,328)
     Other--net ........................................                                                   1,241             12,257
                                                              ------------       ------------       ------------       ------------
Loss before income taxes ...............................           (11,217)           (13,299)           (29,005)           (15,874)
Income tax provision (benefit) .........................               117             (4,656)               138             (5,556)
                                                              ------------       ------------       ------------       ------------

     Net loss ..........................................      $    (11,334)      $     (8,643)      $    (29,143)      $    (10,318)
                                                              ============       ============       ============       ============


LOSS PER SHARE:

BASIC:
         Net loss ......................................      $      (0.97)      $      (0.74)      $      (2.50)      $      (0.88)
                                                              ============       ============       ============       ============
         Weighted average outstanding shares ...........        11,664,549         11,679,874         11,666,364         11,670,769
                                                              ============       ============       ============       ============

DILUTED:
         Net loss ......................................      $      (0.97)      $      (0.74)      $      (2.50)      $      (0.88)
                                                              ============       ============       ============       ============
         Weighted average outstanding shares ...........        11,664,549         11,679,874         11,666,364         11,670,769
                                                              ============       ============       ============       ============



    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                                       (Unaudited)
                                                                                                         June 27,      December 27,
                                                                                                           1999           1998
                                                                                                           -----          ----
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...................................................................        $   7,308       $  18,869
   Accounts receivable trade, less allowances of $1,110 and $1,278, respectively ...............           59,138          48,597
   Inventories .................................................................................           80,115          75,664
   Other current assets ........................................................................            7,981           4,733
                                                                                                        ---------       ---------
      Total current assets .....................................................................          154,542         147,863
                                                                                                        ---------       ---------
INVESTMENTS AND OTHER ASSETS:
   Investments in associated companies .........................................................           20,158          19,157
   Other assets ................................................................................           18,380          19,640
                                                                                                        ---------       ---------
      Total investments and other assets .......................................................           38,538          38,797
                                                                                                        ---------       ---------
PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment ...............................................................          904,661         902,000
   Accumulated depreciation ....................................................................         (371,232)       (351,572)
                                                                                                        ---------       ---------
      Total property, plant and equipment ......................................................          533,429         550,428
                                                                                                        ---------       ---------
                                                                                                        $ 726,509       $ 737,088
                                                                                                        =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ............................................................................        $  26,058       $  14,690
   Accrued expenses ............................................................................           43,773          37,961
                                                                                                        ---------       ---------
      Total current liabilities ................................................................           69,831          52,651
                                                                                                        ---------       ---------
LONG-TERM LIABILITIES:
   Long-term debt ..............................................................................          233,370         233,463
   Postretirement benefits other than pensions .................................................           99,429          97,974
   Retirement benefit plans ....................................................................           19,327          19,363
   Other long-term liabilities .................................................................            5,407           5,407
                                                                                                        ---------       ---------
      Total long-term liabilities ..............................................................          357,533         356,207
                                                                                                        ---------       ---------

LIABILITIES SUBJECT TO COMPROMISE ..............................................................          290,770         290,592
                                                                                                        ---------       ---------

Commitments and contingencies
SHAREHOLDERS' EQUITY:
   Preferred stock, $1 par value, 2,000,000 shares authorized, no shares issued
   Common stock, $1 par value, 20,000,000 shares authorized, 11,664,371 and
   11,674,634 shares issued and outstanding, respectively ......................................           11,665          11,675
   Additional paid-in capital ..................................................................          165,841         165,951
   Accumulated deficit .........................................................................         (135,406)       (106,263)
   Accumulated other comprehensive loss ........................................................          (33,725)        (33,725)
                                                                                                        ---------       ---------
      Total shareholders' equity ...............................................................            8,375          37,638
                                                                                                        ---------       ---------
                                                                                                        $ 726,509       $ 737,088
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

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)



                                                           For The Six Months Ended
                                                           ------------------------
                                                             June 27,     June 28,
                                                               1999         1998
                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ...........................................   $ (29,143)   $ (10,318)
     ADJUSTMENTS TO RECONCILE NET LOSS TO
        NET CASH FROM OPERATING ACTIVITIES:
            Gain on sale of assets ......................      (1,241)     (12,257)
            Depreciation ................................      20,233       18,941
            Deferred income taxes .......................                   (5,556)
            CHANGE IN OPERATING ASSETS AND LIABILITIES:
                   Accounts receivables .................     (10,541)        (885)
                   Income tax receivable ................          40       23,590
                   Inventories ..........................      (4,451)      15,928
                   Accounts payable .....................       2,377      (10,651)
                   Other current accounts ...............       2,524       13,291
                   Liabilities subject to compromise ....         178
            Other, net ..................................       1,558       (6,061)
                                                            ---------    ---------
     Net cash (used for) provided by operating activities     (18,466)      26,022
                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale of assets ...................       1,928
     Capital expenditures ...............................      (4,014)     (17,242)
                                                            ---------    ---------
     Net cash used for investing activities .............      (2,086)     (17,242)
                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of long-term debt ..........................                   (1,000)
     Proceeds from sale of assets .......................                   18,000
     Borrowings under revolving credit line agreement ...                  129,750
     Repayment of revolving credit line agreement .......                 (134,750)
     Draw from letter of credit .........................       8,991
                                                            ---------    ---------
     Net cash provided by financing activities ..........       8,991       12,000
                                                            ---------    ---------

     Net increase (decrease) in cash and cash equivalents     (11,561)      20,780
     Cash and cash equivalents at beginning of period ...      18,869        6,454
                                                            ---------    ---------
     Cash and cash equivalents at end of period .........   $   7,308    $  27,234
                                                            =========    =========




    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



BANKRUPTCY PROCEEDINGS:


On September 28, 1998, Acme Metals Incorporated ("Acme Metals") and its principal direct and indirect subsidiary companies (Acme Steel Company ("Acme Steel"), Acme Packaging Corporation ("Acme Packaging"), Alpha Tube Corporation ("Alpha Tube"), Alabama Metallurgical Corporation ("Alabama Metallurgical"), and Acme Steel Company International, Inc., ("Acme Steel International")) filed separate voluntary petitions for protection and reorganization under Chapter 11 of Title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") as previously described in Item I. under the heading "Chapter 11 Bankruptcy Filings" on page 3 of the Company's Annual Report on Form 10-K for the year ended December 27, 1998 ("1998 Form 10-K"). These bankruptcy proceedings are collectively referred to as "Chapter 11 Bankruptcy" herein. As a result of the Chapter 11 Bankruptcy, all of the Company's obligations were stayed. Without Bankruptcy Court approval, the Company cannot pay pre-petition obligations. Reference is made to "Liquidity and Capital Resources" beginning on page 23 for a description of the Loan and Security Agreement with Bank of America (formerly "BankAmerica Business Credit, Inc.") ("DIP Financing Agreement") entered into on December 18, 1998.

Although the Chapter 11 Bankruptcy raises substantial doubt about the Company's ability to continue as a going-concern, the accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a company on a going-concern basis which contemplates the continuity of operations, realization of assets and the liquidation of liabilities in the ordinary course of business. As a result of the Chapter 11 Bankruptcy, such realization of assets and liquidation of liabilities are subject to significant uncertainties. Specifically, the financial statements do not present the amount which will be paid to settle liabilities and contingencies which may be allowed in Chapter 11 Bankruptcy reorganization cases. Also the consolidated financial statements do not reflect either adjustments to assets which may occur pursuant to a plan of reorganization under Chapter 11 of the Bankruptcy Code or results if the Company is forced to liquidate all or portions of its operations. A plan of reorganization could materially change the amounts currently disclosed in the consolidated financial statements.

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

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements for Acme Metals include its wholly owned operating subsidiaries, Acme Steel, Acme Packaging, and Alpha Tube, hereinafter collectively referred to as "the Company," for the periods ended June 27, 1999 and June 28, 1998. The statements should be read in conjunction with the audited financial statements included in the Company's 1998 Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such financial statements have been included. The financial statements have been subjected to a limited review by PricewaterhouseCoopers LLP, the Company's independent accountants, whose report appears on page 19 of this filing. Such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of
Section 11 of such Act do not apply.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

The Company's fiscal year ends on December 26, 1999 and will contain 52 weeks. Second quarter results for 1999 and 1998 each cover 13-week periods.

INVENTORIES:

Inventories, as determined on the last-in, first-out method, are summarized as follows:

                                                     June 27,       December 27,
                                                       1999             1998
                                                    -----------     ------------
                                                    (unaudited)
                                                            (in thousands)
       Raw materials..............................   $ 19,703         $ 18,343
       Semi-finished and finished products........     53,769           50,607
       Supplies...................................      6,643            6,714
                                                     --------         --------
                                                     $ 80,115         $ 75,664
                                                     ========         ========

INCOME TAXES:

As a result of the losses incurred to date, the related negative effect on the Company's overall liquidity position, and the Chapter 11 Bankruptcy Filings on September 28, 1998, the Company recorded a valuation allowance in 1998 against its entire net deferred tax assets. The Company continued to fully reserve any net deferred tax assets incurred in the first half of 1999.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

LONG-TERM DEBT:

The Company's long-term debt not recorded as "Liabilities Subject to Compromise" is summarized as follows:

                                                                                  June 27,          December 27,
                                                                                    1999                1998
                                                                                    ----                ----
                                                                                 (unaudited)
                                                                                         (in thousands)
     Senior Secured Credit Agreement.........................................   $     174,250      $     174,250
     12.5 percent Senior Secured Notes.......................................          17,623             17,623
     13.5 percent Senior Secured Discount Notes..............................             669                669
     Environmental Improvement Bonds 7.95 percent............................          11,345             11,345
     Environmental Improvement Bonds 7.90 percent............................           8,585              8,585
     Walbridge Facility......................................................          14,700             14,700
     Other long-term debt....................................................           6,198              6,291
                                                                                -------------      -------------
                                                                                $     233,370      $     233,463
                                                                                =============      =============

As a result of the Chapter 11 Bankruptcy proceedings, all of the long-term debt was in default as of the Bankruptcy filing date. Scheduled principal payments on debt including capital lease obligations, which have not been made during the post-petition period, totaled $1.5 million. The reduction in the long-term debt balance from December 27, 1998 results from balance sheet reclassifications, not payments.

LIABILITIES SUBJECT TO COMPROMISE:

Items classified as "Liabilities Subject to Compromise" follow:

                                                                                  June 27,          December 27,
                                                                                    1999                1998
                                                                                    ----                ----
                                                                                 (unaudited)
                                                                                         (in thousands)
     Accounts payable....................................................       $      56,204      $      56,532
     Accrued interest....................................................               6,094              6,094
     Accrued utilities...................................................               2,413              2,413
     Bond payable and other related liability............................               2,503              2,503
     Other accrued liabilities...........................................               2,905              2,425
     Note payable........................................................               5,500              5,500
     10.875 percent Senior Unsecured Notes, net of discount..............             198,682            198,656
     Other long-term liabilities.........................................              16,469             16,469
                                                                                -------------      -------------
                                                                                $     290,770      $     290,592
                                                                                =============      =============

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


CASH FLOWS:

During the second quarter of 1999, the Company made an initial draw of $9.0 million under an irrevocable letter of credit as described in the Company's Report on Form 8-K filed June 8, 1999. See "Liquidity and Capital Resources" beginning on page 23 of this Quarterly Report on Form on 10-Q.

Cash payments for Bankruptcy Court approved adequate protection payments on secured debt were $8.7 million during the first half of 1999 and interest payments of $15.5 million were made in the first six months of 1998.

COMMITMENTS AND CONTINGENCIES:

The Company is subject to various commitments and contingencies as previously described in the Company's 1998 Form 10-K. To date, the Company has neither assumed nor rejected any material executory contracts.

No significant changes occurred during the second quarter to "Interlake Matters" as previously described under the "Commitments and Contingencies" heading on page 8 of the Company's Quarterly Report of Form 10-Q for the period ending March 28, 1999.

Raytheon filed various legal actions in the Bankruptcy Court prior to and subsequent to Acme Steel's draw on the letter of credit seeking to initially prevent Acme Steel from drawing on the irrevocable letter of credit, to impose a constructive trust upon any funds drawn, and to seek an early adjudication of the claims between the parties. To date the Bankruptcy Court has not granted Raytheon any of the relief it has sought in these legal actions. However, the time for Raytheon to appeal the Bankruptcy Court's determinations has not expired. Further, Raytheon may file new actions with the Bankruptcy Court regarding Acme Steel's draw. Acme Steel has vigorously contested and will continue to vigorously contest each action filed by Raytheon; however, there are no assurances Acme Steel will continue to be successful in opposing Raytheon's legal actions.

BUSINESS SEGMENTS:

The Company presents its operations in two segments, Steel Making and Steel Fabricating, as previously disclosed in the Company's 1998 Form 10-K.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)


Unaudited operating segment information based on operating income is as follows:

                                           For the Three Months Ended      For the Six Months Ended
                                           --------------------------      ------------------------
                                              June 27,     June 28,          June 27,     June 28,
                                                1999        1998               1999         1998
                                                ----        ----               ----         ----
STEEL MAKING:
     Sales to unaffiliated customers ....    $  66,048    $  66,939         $ 115,333    $ 144,312
     Intersegment sales .................       18,657       20,248            37,968       44,768
                                             ---------    ---------         ---------    ---------
         Net sales ......................    $  84,705    $  87,187         $ 153,301    $ 189,080
                                             =========    =========         =========    =========

     Depreciation .......................    $   8,570    $   8,482         $  17,132    $  16,967
     Loss from operations ...............       (9,066)      (8,879)          (24,794)     (19,298)
     Total assets .......................      564,748      664,955           564,748      664,995
     Capital expenditures ...............        1,800        3,064             2,091        5,108
     Operating data (in tons)
         Steel production (hot band) ....      261,964      231,137           506,230      452,591
         Steel shipments (flat rolled) ..      249,892      212,695           471,147      465,426

STEEL FABRICATING:
     Sales to unaffiliated customers ....    $  59,203    $  57,400         $ 112,956    $ 125,023
     Intersegment sales .................          165          183               325          390
                                             ---------    ---------         ---------    ---------
         Net sales ......................    $  59,368    $  57,583         $ 113,281    $ 125,413
                                             =========    =========         =========    =========

     Depreciation .......................    $   1,357    $     974         $   2,579    $   1,938
     Income from operations .............        5,478        5,900            10,618       12,285
     Total assets .......................      118,296       90,349           118,296       90,349
     Capital expenditures ...............        1,095        4,876             2,387        8,979

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)


Reconciliation of the unaudited segment information to the Company's unaudited consolidated financial statements is as follows:

                                       For the Three Months Ended     For the Six Months Ended
                                       --------------------------     ------------------------
                                          June 27,     June 28,         June 27,     June 28,
                                            1999         1998             1999         1998
                                            ----         ----             ----         ----
Net Sales:
     Steel Making ....................   $  84,705    $  87,187        $ 153,301    $ 189,080
     Steel Fabricating ...............      59,368       57,583          113,281      125,413
     Intersegment sales ..............     (18,822)     (20,431)         (38,293)     (45,158)
                                         ---------    ---------        ---------    ---------
                                         $ 125,251    $ 124,339        $ 228,289    $ 269,335
                                         =========    =========        =========    =========

Income (loss) before income taxes and
extraordinary loss:
     Operating income (loss):
         Steel Making ................   $  (9,066)   $  (8,879)       $ (24,794)   $ (19,298)
         Steel Fabricating ...........       5,478        5,900           10,618       12,285
                                         ---------    ---------        ---------    ---------
                                            (3,588)      (2,979)         (14,176)      (7,013)
     Less:
         Interest expense ............      (5,611)     (10,810)         (11,917)     (21,747)
         Reorganization charges under
            Chapter 11 Bankruptcy ....      (2,097)                       (4,328)

     Add:
         Interest income .............          79          490              175          629
         Other, net ..................                                     1,241       12,257
                                         ---------    ---------        ---------    ---------
              Loss before income taxes   $ (11,217)   $ (13,299)       $ (29,005)   $ (15,874)
                                         =========    =========        =========    =========

Total assets:
     Steel Making ....................   $ 564,748    $ 664,955        $ 564,748    $ 664,955
     Steel Fabricating ...............     118,296       90,349          118,296       90,349
     Corporate .......................      43,465       58,409           43,465       58,409
                                         ---------    ---------        ---------    ---------
                                         $ 726,509    $ 813,713        $ 726,509    $ 813,713
                                         =========    =========        =========    =========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)

GUARANTOR'S FINANCIAL STATEMENTS

    In December 1997, Acme Metals, as issuer, and Acme Steel, a wholly owned subsidiary of the Company, as guarantor, entered into an offering pursuant to which $200 million of 10.875 percent Senior Unsecured Notes due 2007 were offered pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Act"). In June 1998, Acme Metals registered the Senior Unsecured Notes under the Act.

    Following is unaudited consolidating condensed financial information pertaining to the Company and its subsidiary guarantor and its subsidiary nonguarantors.

                                                                    FOR THE THREE MONTHS ENDED JUNE 27, 1999
                                                 ==============================================================================
                                                                                 SUBSIDIARY
                                                                 SUBSIDIARY          NON                               TOTAL
                                                   PARENT        GUARANTOR       GUARANTORS       ELIMINATIONS     CONSOLIDATED
                                                 ---------       ----------      ----------       ------------     ------------
Net Sales                                        $               $  84,705        $ 59,368         $ (18,822)        $ 125,251

Costs and expenses                                                  89,005          48,788           (18,822)          118,971
                                                 ---------       ---------        --------         ---------         ---------
Gross margin                                                        (4,300)         10,580                               6,280

Selling and administrative expense                                   4,766           5,102                               9,868
                                                 ---------       ---------        --------         ---------         ---------
Operating income (loss)                                             (9,066)          5,478                              (3,588)

Reorganization charges under
  Chapter 11 Bankruptcy                               (317)           (930)           (850)                             (2,097)
Net interest income (expense) and other             (4,830)           (472)           (230)                             (5,532)
                                                 ---------       ---------        --------         ---------         ---------

Income (loss) before income taxes                   (5,147)        (10,468)          4,398                             (11,217)

Income tax provision (benefit)                      (2,935)                          3,052                                 117
                                                 ---------       ---------        --------         ---------         ---------

Net income (loss) before equity
  adjustment                                        (2,212)        (10,468)          1,346                             (11,334)

Equity loss in subsidiaries                         (9,122)                                            9,122

                                                 ---------       ---------        --------         ---------         ---------
Net income (loss)                                $ (11,334)      $ (10,468)       $  1,346         $   9,122         $ (11,334)
                                                 =========       =========        ========         =========         =========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)


                                                                 FOR THE THREE MONTHS ENDED JUNE 28, 1998
                                              =============================================================================
                                                                              SUBSIDIARY
                                                             SUBSIDIARY          NON                               TOTAL
                                                PARENT       GUARANTOR        GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                              ---------      ----------       ----------      ------------     ------------
Net Sales                                     $              $  87,187         $ 57,583        $ (20,431)        $ 124,339

Costs and expenses                                              90,999           47,287          (20,431)          117,855
                                              ---------      ---------         --------        ---------         ---------
Gross margin                                                    (3,812)          10,296                              6,484

Selling and administrative                                       5,067            4,396                              9,463
                                              ---------      ---------         --------        ---------         ---------
Operating income (loss)                                         (8,879)           5,900                             (2,979)

Net interest income (expense) and other           4,446        (14,036)            (730)                           (10,320)
                                              ---------      ---------         --------        ---------         ---------

Income (loss) before income taxes                 4,446        (22,915)           5,170                            (13,299)

Income tax provision (benefit)                    1,582         (8,111)           1,873                             (4,656)
                                              ---------      ---------         --------        ---------         ---------
                                                  2,864        (14,804)           3,297                             (8,643)

Equity loss in subsidiaries                     (11,507)                                          11,507

                                              ---------      ---------         --------        ---------         ---------
Net income (loss)                             $  (8,643)     $ (14,804)        $  3,297        $  11,507         $  (8,643)
                                              =========      =========         ========        =========         =========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)


                                                                 FOR THE SIX MONTHS ENDED JUNE 27, 1999
                                              ============================================================================
                                                                             SUBSIDIARY
                                                             SUBSIDIARY         NON                               TOTAL
                                                PARENT       GUARANTOR       GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                              ----------     ----------      ----------      ------------     ------------
Net Sales                                     $              $ 153,301       $ 113,281        $ (38,293)       $ 228,289

Costs and expenses                                             168,722          92,532          (38,293)         222,961
                                              ---------      ---------       ---------        ---------        ---------
Gross margin                                                   (15,421)         20,749                             5,328

Selling and administrative expense                               9,373          10,131                            19,504
                                              ---------      ---------       ---------        ---------        ---------
Operating income (loss)                                        (24,794)         10,618                           (14,176)

Reorganization charges under
  Chapter 11 Bankruptcy                            (915)        (1,709)         (1,704)                           (4,328)
Net interest income (expense) and other         (10,806)          (777)          1,082                           (10,501)
                                              ---------      ---------       ---------        ---------        ---------

Income (loss) before income taxes               (11,721)       (27,280)          9,996                           (29,005)

Income tax provision (benefit)                   (3,471)                         3,609                               138
                                              ---------      ---------       ---------        ---------        ---------

Net income (loss) before equity
  adjustment                                     (8,250)       (27,280)          6,387                           (29,143)

Equity loss in subsidiaries                     (20,893)                                         20,893

                                              ---------      ---------       ---------        ---------        ---------
Net income (loss)                             $ (29,143)     $ (27,280)      $   6,387        $  20,893        $ (29,143)
                                              =========      =========       =========        =========        =========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)


                                                                  FOR THE SIX MONTHS ENDED JUNE 28, 1998
                                                ==========================================================================
                                                                               SUBSIDIARY
                                                               SUBSIDIARY         NON                            TOTAL
                                                  PARENT       GUARANTOR       GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                ----------     ----------      ----------     ------------    ------------
Net Sales                                       $              $ 189,080       $ 125,413       $ (45,158)       $ 269,335

Costs and expenses                                               198,179         103,992         (45,158)         257,013
                                                ---------      ---------       ---------       ---------        ---------
Gross margin                                                      (9,099)         21,421                           12,322

Selling and administrative                                        10,199           9,136                           19,335
                                                ---------      ---------       ---------       ---------        ---------
Operating income (loss)                                          (19,298)         12,285                           (7,013)

Net interest income (expense) and other             8,263        (27,507)         10,383                           (8,861)
                                                ---------      ---------       ---------       ---------        ---------

Income (loss) before income taxes                   8,263        (46,805)         22,668                          (15,874)

Income tax provision (benefit)                      3,037        (16,345)          7,752                           (5,556)
                                                ---------      ---------       ---------       ---------        ---------
                                                    5,226        (30,460)         14,916                          (10,318)

Equity loss in subsidiaries                       (15,544)                                        15,544

                                                ---------      ---------       ---------       ---------        ---------
Net income (loss)                               $ (10,318)     $ (30,460)      $  14,916       $  15,544        $ (10,318)
                                                =========      =========       =========       =========        =========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)


                                                                                 AS OF JUNE 27, 1999
                                                    ============================================================================
                                                                                   SUBSIDIARY
                                                                   SUBSIDIARY         NON                               TOTAL
      ASSETS                                          PARENT       GUARANTOR       GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                                    ----------     ----------      ----------      ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                         $   7,210      $               $      98       $                  $   7,308
  Accounts receivable, net                                172         30,613          28,353                             59,138
  Inventories                                                         51,661          30,218           (1,764)           80,115
  Other current assets                                    927          6,352             702                              7,981
  Due to (from) affiliates                            476,425        (33,225)         27,958         (471,158)
                                                    ---------      ---------       ---------       ----------         ---------
    Total current assets                              484,734         55,401          87,329         (472,922)          154,542
                                                    ---------      ---------       ---------       ----------         ---------

INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies                 (29,972)        20,923                           29,207            20,158
  Other assets                                         13,220          3,532           1,628                             18,380
                                                    ---------      ---------       ---------       ----------         ---------
    Total investments and other assets                (16,752)        24,455           1,628           29,207            38,538
                                                    ---------      ---------       ---------       ----------         ---------

PROPERTY, PLANT AND EQUIPMENT-Net:                     14,755        484,736          33,938                            533,429
                                                    ---------      ---------       ---------       ----------         ---------
                                                    $ 482,737      $ 564,592       $ 122,895       $ (443,715)        $ 726,509
                                                    =========      =========       =========       ==========         =========


   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses             $  17,161      $  42,700       $   9,970       $                  $  69,831
                                                    ---------      ---------       ---------       ----------         ---------
    Total current liabilities                          17,161         42,700           9,970                             69,831
                                                    ---------      ---------       ---------       ----------         ---------

LONG-TERM LIABILITIES:
  Long-term debt                                      233,370                                                           233,370
  Other long-term liabilities                                          5,374              33                              5,407
  Post-retirement benefits other than pensions          1,607         83,169          14,653                             99,429
  Retirement benefit plans                              2,457         17,611            (741)                            19,327
                                                    ---------      ---------       ---------       ----------         ---------
    Total long-term liabilities                       237,434        106,154          13,945                            357,533
                                                    ---------      ---------       ---------       ----------         ---------

LIABILITIES SUBJECT TO COMPROMISE                     219,767        496,803          47,887         (473,687)          290,770
                                                    ---------      ---------       ---------       ----------         ---------

SHAREHOLDERS' EQUITY (DEFICIT):                         8,375        (81,065)         51,093           29,972             8,375
                                                    ---------      ---------       ---------       ----------         ---------
                                                    $ 482,737      $ 564,592       $ 122,895       $ (443,715)        $ 726,509
                                                    =========      =========       =========       ==========         =========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)


                                                                              AS OF DECEMBER 27, 1998
                                                   =============================================================================
                                                                                   SUBSIDIARY
                                                                  SUBSIDIARY           NON                             TOTAL
      ASSETS                                         PARENT       GUARANTOR        GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                                   ----------     ----------       ----------      ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                        $   18,457     $                $     412       $                  $  18,869
  Accounts receivable, net                                 (7)       18,690           29,914                             48,597
  Inventories                                                        49,076           28,352           (1,764)           75,664
  Other current assets                                    949         3,474              310                              4,733
  Due to (from) affiliates                            469,351       (17,317)          20,084         (472,118)
                                                   ----------     ---------        ---------       ----------         ---------
    Total current assets                              488,750        53,923           79,072         (473,882)          147,863
                                                   ----------     ---------        ---------       ----------         ---------

INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies                  (9,079)       19,157                             9,079            19,157
  Other assets                                         14,125         3,792            1,723                             19,640
                                                   ----------     ---------        ---------       ----------         ---------
    Total investments and other assets                  5,046        22,949            1,723            9,079            38,797
                                                   ----------     ---------        ---------       ----------         ---------

PROPERTY, PLANT AND EQUIPMENT- Net:                    15,603       500,144           34,681                            550,428
                                                   ----------     ---------        ---------       ----------         ---------
                                                   $  509,399     $ 577,016        $ 115,476       $ (464,803)        $ 737,088
                                                   ==========     =========        =========       ==========         =========


   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses            $   14,313     $  30,274        $   8,064       $                  $  52,651
                                                   ----------     ---------        ---------       ----------         ---------
    Total current liabilities                          14,313        30,274            8,064                             52,651
                                                   ----------     ---------        ---------       ----------         ---------

LONG-TERM LIABILITIES:
  Long-term debt                                      233,463                                                           233,463
  Other long-term liabilities                                         5,374               33                              5,407
  Post-retirement benefits other than pensions          1,593        82,007           14,374                             97,974
  Retirement benefit plans                              2,423        17,454             (514)                            19,363
                                                   ----------     ---------        ---------       ----------         ---------
    Total long-term liabilities                       237,479       104,835           13,893                            356,207
                                                   ----------     ---------        ---------       ----------         ---------

LIABILITIES SUBJECT TO COMPROMISE                     219,969       495,691           48,814         (473,882)          290,592
                                                   ----------     ---------        ---------       ----------         ---------

SHAREHOLDERS' EQUITY (DEFICIT):                        37,638       (53,784)          44,705            9,079            37,638

                                                   ----------     ---------        ---------       ----------         ---------
                                                   $  509,399     $ 577,016        $ 115,476       $ (464,803)        $ 737,088
                                                   ==========     =========        =========       ==========         =========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)

                                                                           FOR THE SIX MONTHS ENDED JUNE 27, 1999
                                                           =======================================================================
                                                                                       SUBSIDIARY
                                                                         SUBSIDIARY        NON                           TOTAL
                                                             PARENT      GUARANTOR     GUARANTORS      ELIMINATIONS   CONSOLIDATED
                                                           ----------    ----------    ----------      ------------   ------------
NET CASH FLOWS (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                                     $ (11,245)    $ (7,366)     $     145       $               $ (18,466)
                                                           ---------     --------      ---------       ------------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of assets                                                         1,928                           1,928
  Capital expenditures                                                     (1,627)        (2,387)                         (4,014)
                                                           ---------     --------      ---------       ------------    ---------
  Net cash used for investing activities                                   (1,627)          (459)                         (2,086)
                                                           ---------     --------      ---------       ------------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Other                                                           (2)       8,993                                          8,991
                                                           ---------     --------      ---------       ------------    ---------
  Net cash (used for) provided by financing activities            (2)       8,993                                          8,991
                                                           ---------     --------      ---------       ------------    ---------

  Net decrease in cash and cash equivalents                  (11,247)                       (314)                        (11,561)
  Cash and cash equivalents at
    beginning of period                                       18,457                         412                          18,869
                                                           ---------     --------      ---------       ------------    ---------
  Cash and cash equivalents at
    end of period                                          $   7,210     $             $      98       $               $   7,308
                                                           =========     ========      =========       ============    =========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)


                                                                           FOR THE SIX MONTHS ENDED JUNE 28, 1998
                                                           =======================================================================
                                                                                      SUBSIDIARY
                                                                       SUBSIDIARY        NON                             TOTAL
                                                             PARENT    GUARANTOR      GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                           ----------  ----------     ----------     ------------     ------------
NET CASH FLOWS PROVIDED BY
  OPERATING ACTIVITIES                                     $  6,518    $   13,964     $   5,540      $                 $   26,022
                                                           --------    ----------     ---------      ------------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Reclassification to restricted cash                                                                                         -
  Capital expenditures                                         (142)      (11,480)       (5,620)                          (17,242)
                                                           --------    ----------     ---------      ------------      ----------
  Net cash used for investing activities                       (142)      (11,480)       (5,620)                          (17,242)
                                                           --------    ----------     ---------      ------------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of long-term debt                                    (500)         (500)                                         (1,000)
  Borrowings under revolving credit agreement                             129,750                                         129,750
  Repayments of revolving credit agreement                               (134,750)                                       (134,750)
  Proceeds from assets held for sale                                                     18,000                            18,000
  Payment of intercompany dividend                           20,780                     (20,780)
                                                           --------    ----------     ---------      ------------      ----------
  Net cash (used for) provided by financing activities       20,280        (5,500)       (2,780)                           12,000
                                                           --------    ----------     ---------      ------------      ----------

  Net increase (decrease) in cash and
    cash equivalents                                         26,656        (3,016)       (2,860)                           20,780
  Cash and cash equivalents at
    beginning of period                                                     3,016         3,438                             6,454
                                                           --------    ----------     ---------      ------------      ----------
  Cash and cash equivalents at
    end of period                                          $ 26,656    $              $     578      $                 $   27,234
                                                           ========    ==========     =========      ============      ==========

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Shareholders of
Acme Metals Incorporated

We have reviewed the accompanying consolidated balance sheet as of June 27, 1999, and the related consolidated statements of operations for each of the three and six-month periods ended June 27, 1999 and June 28, 1998, and the consolidated statements of cash flows for the six-month periods ended June 27, 1999 and June 28, 1998 (the "consolidated financial information") of Acme Metals Incorporated and its subsidiaries. This consolidated financial information is the responsibility of the Company's management.

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



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Chicago, Illinois
July 20, 1999

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

In the first half of 1999, the Steel Making Segment continued to experience an adverse product mix and reduced selling prices principally resulting from competitive pressure from imported steel. However, the first half of 1999 saw an increase in the Steel Making Segment's order book over the third and fourth quarters of 1998 levels. The Continuous Steel Making Plant ("CSP," formerly the "New Facility") operated at an average of 99.3 percent of capacity for the first half of 1999. By operating at near full capacity and by experiencing related improvement in material yield, the CSP experienced improvement in its cost structure over 1998. Despite an increase in production (primarily non-niche products) and cost improvements, the Steel Making Segment continued to incur losses in the first half of 1999 due to lower selling prices and an adverse product mix.

The Steel Fabricating Segment continued to record positive operating results. During the first half of 1999, the Segment experienced weakened selling prices offset by lower raw material costs.


Second Quarter 1999 as compared to Second Quarter 1998

NET SALES. Consolidated net sales of $125.3 million for the second quarter of 1999 were essentially flat with the same period in the prior year. An increase in total tons shipped was offset by lower selling prices.

Steel Making Segment. In the second quarter of 1999, net sales for the Steel Making Segment were $84.7 million, a $2.5 million or 2.8 percent decrease from the previous year. Of the $2.5 million, $9.7 million is attributable to price declines, offset by $6.9 million in volume increases. Sales to unaffiliated customers decreased 1.3 percent or $0.9 million, while intersegment sales of $18.7 million were lower than the second quarter of 1998 by $1.6 million, or 7.9 percent, primarily due to lower prices.

Steel Fabricating Segment. The Steel Fabricating Segment net sales of $59.4 million in the second quarter of 1999 were $1.8 million, or 3.1 percent, above the comparable period in the prior year. An increase in sales volume for the fabricating businesses resulted from increased orders for steel strapping ($1.0 million) and stronger tubing volume ($3.0 million) partially offset by lower selling prices ($2.2 million).

SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense was $9.9 million in the second quarter of 1999, $0.4 million higher than the prior year. The increase in administrative charges mainly relates to $0.7 million in additional depreciation expense at Acme Metals for assets capitalized as a result of the Company's Chapter 11 Bankruptcy Filings.

OPERATING INCOME/LOSS. The operating loss of $3.6 million for the Company in the second quarter of 1999 is $0.6 million worse than the $3.0 million loss recorded during the same period in 1998.

Steel Making Segment. The Steel Making Segment recorded a $9.1 million loss from operations in the second quarter of 1999, essentially flat with the loss recorded in the comparable period in 1998. The loss in the second quarter of 1999 reflected decreased prices, offset by increased volume and lower operating costs. The decrease in operating costs resulted from improved efficiency and increased production at the CSP.

Steel Fabricating Segment. The Steel Fabricating Segment's operating income of $5.5 million for the second quarter of 1999 was also essentially flat with last year's comparable period.

INTEREST EXPENSE. Interest expense of $5.6 million for the three months ended June 27, 1999 was $5.2 million lower compared to the same period of the prior year. The lower interest expense in the second quarter of 1999 resulted from the Company's continued nonrecognition of interest on unsecured debt due to its Chapter 11 Bankruptcy status.

REORGANIZATION CHARGES UNDER CHAPTER 11 BANKRUPTCY. The $2.1 million of reorganization charges in the second quarter of 1999 primarily consists of administrative, professional, and legal fees associated with the Chapter 11 Bankruptcy proceedings.

NET LOSS. The Company recorded a loss of $11.3 million, or $0.97 per share in the second quarter of 1999 versus a loss of $8.6 million, or $0.74 per share, recorded in the second quarter of the prior year. Per share amounts for 1999 and 1998 are based on the weighted average number of common shares calculated on both the basic and fully diluted methods, which are equivalent in amount.

Six Months ended June 27, 1999 as compared to Six Months ended June 28, 1998

NET SALES. Consolidated net sales of $228.3 million for the first half of 1999 were $41.0 million lower than the same period in the prior year, reflecting lower net sales in the first quarter. Lower selling prices, partially offset by increased shipments, were the primary reasons for the decrease in sales.

Steel Making Segment. In the first six months of 1999, net sales for the Steel Making Segment were $153.3 million, a $35.8 million or 18.9 percent decrease from the comparable period last year. Of the $35.8 million decline, $12.1 million and $23.7 million is attributable to a less profitable mix and price, respectively. Sales to unaffiliated customers decreased 20.1 percent or $29.0 million, while intersegment sales of $38.0 million were lower than the first half of 1998 by $6.8 million, or 15.2 percent. The decrease in the shipments was partially offset by improved cost performance over 1998.

Steel Fabricating Segment. The Steel Fabricating Segment net sales of $113.3 million in 1999 were $12.1 million, or 9.7 percent below the comparable period in the prior year. A decrease in sales volume for the fabricating businesses resulted from the absence of Universal Tool ($7.8 million), reduced orders for steel strapping ($3.9 million), and lower selling prices ($4.1 million), partially offset by stronger tubing volume ($3.7 million).

SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense was $19.5 million in the first half of 1999, $0.2 million higher than the prior year, due to increased depreciation at Acme Metals.

OPERATING INCOME/LOSS. The operating loss of $14.2 million for the Company in the first half of 1999 represents a $7.2 million decline (of which $6.6 million occurred in the first quarter) from the loss recorded during the same period in 1998.

Steel Making Segment. The Steel Making Segment recorded a $24.8 million loss from operations in the first two quarters of 1999, which was $5.6 million worse than the loss recorded in the comparable period in 1998. The increased loss in the first half of 1999 was due to decreased prices offset by stronger volumes and lower operating costs. The decrease in operating costs resulted from improved efficiency and increased production at the CSP. Included in the Segment's operating loss is a first quarter severance charge of $1.0 million for workforce reductions made during the first half of 1999.

Steel Fabricating Segment. The Steel Fabricating Segment's operating income of $10.6 million for the first two quarters of 1999 was $1.6 million lower than in last year's comparable period, due primarily to the absence of Universal Tool results and reduced prices.

OTHER INCOME. Other non-operating income of $1.2 million in the first two quarters of 1999 includes the gain on the sale of a building. The other non-operating income in 1998 includes the gain of $12.0 million from the sale of Universal Tool.

INTEREST EXPENSE. Interest expense of $12.0 million for the six months ended June 27, 1999 was $9.8 million lower compared to the same period of the prior year. The lower interest expense in the first two quarters of 1999 resulted from the Company's nonrecognition of post-petition interest on unsecured debt.

REORGANIZATION CHARGES UNDER CHAPTER 11 BANKRUPTCY. The $4.3 million of reorganization charges primarily consists of administrative, professional, and legal fees associated with the Chapter 11 Bankruptcy proceedings.

NET LOSS. The Company recorded a loss of $29.1 million, or $2.50 per share in the first half of 1999 versus a loss of $10.3 million, or $0.88 per share, recorded in the first half of the prior year. Per share amounts for 1999 and 1998 are based on the weighted average number of common shares calculated on both the basic and fully diluted methods, which are equivalent in amount.


LIQUIDITY AND CAPITAL RESOURCES

The most significant factors affecting the Company's liquidity and capital resources are the adverse market conditions for its products and operating under the protection of the Bankruptcy Code. Cash and cash equivalents balances at the end of the second quarter of 1999 and year-end 1998 were $7.3 million and $18.9 million, respectively. The lower level at June 27, 1999 is a direct result of ongoing operating losses (including working capital and capital expenditures), adequate protection payments, and Chapter 11 Bankruptcy administrative costs.

During the second quarter of 1999, Acme Steel made an initial draw of $9.0 million under an irrevocable letter of credit in the approximate amount of $32.0 million issued by the Chase Manhattan Bank in favor of Acme Steel to secure performance by Raytheon Engineers & Contractors, Inc. ("Raytheon") of its obligations under a certain Engineering, Procurement and Construction Contract dated July 28, 1994 ("EPC Contract") under which Raytheon engineered and constructed a Compact Strip Production Plant, Roller Hearth Furnace, Ladle Metallurgy Furnaces, Hot Rolling Mill and Related Support and Ancillary Facilities at Acme Steel's Riverdale facility. The funds were drawn as a result of Acme Steel's position that Raytheon failed to cure certain defaults under the EPC Contract.

The Company's current liquidity requirements include funding losses, working capital, payments to adequately protect holders of certain secured claims, Chapter 11 Bankruptcy administrative expenses, and capital investments. On December 18, 1998, with the approval of the Bankruptcy Court, Acme Metals, Acme Steel, Acme Packaging, Alabama Metallurgical and Acme Steel International entered into a DIP Financing Agreement, which provides for a maximum of $100 million of revolving credit borrowings subject to certain borrowing base limitations based on inventory and accounts receivable less reserves. Alpha Tube, whose inventory and accounts receivable are excluded from the borrowing base computation, has guaranteed the obligations incurred under the DIP Financing Agreement. Alpha Tube's guaranty obligation with respect to the DIP Financing Agreement is effectively subordinated to pre-petition trade obligations and Chapter 11 Bankruptcy administrative expenses of Alpha Tube. The Company intends to finance its current operating and investment activities with cash from operations and, to the extent necessary, by borrowing against its DIP Financing Agreement. Consistent with this strategy the Company will borrow and repay amounts from time to time as conditions warrant. At June 27, 1999, there were no borrowings against the DIP Financing Agreement with $53.4 million available based on borrowing base limitations.

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

In the second quarter of 1999, the Company received approval from the Internal Revenue Service for a change in its pension funding calculation method as of January 1, 1998 to recognize the current market value of the assets held in trust rather than the previously elected actuarially smoothed value method. As a result of this change, the Company expects minimal, if any, funding requirements in 1999.

Capital expenditures are expected to be approximately $20.0 million in 1999 and will be principally for necessary replacement projects. The Company expects to make approximately $19.4 million of adequate protection payments during 1999 pursuant to stipulations with various secured parties which have been or will be presented to the Bankruptcy Court for approval.

Although the Company believes the anticipated cash for future operations and borrowings under the DIP Financing Agreement will provide sufficient liquidity for the Company to fund ongoing operations, to meet its adequate protection payments, and to finance its Chapter 11 Bankruptcy administrative costs, there can be no assurance these or other possible sources will be adequate.

OUTLOOK

The Company currently intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's businesses and to restructure the Company's balance sheet. Although management expects to file a plan of reorganization, there can be no assurance at this time that a plan of reorganization will be proposed by the Company, approved or confirmed by the Bankruptcy Court, or that such plan will be consummated. The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a plan of reorganization through July 26, 1999. The Company has requested another extension to September 30, 1999 for which a hearing is scheduled for August 9, 1999. The Company anticipates exclusivity will be granted through that date. If the exclusivity period, as it has been extended and may be further extended, were to expire or be terminated, other interested parties, such as creditors of the Company, would have the right to propose alternative plans of reorganization. The Board of Directors strives to maximize the enterprise value, and a plan of reorganization could, among other things, result in material dilution or elimination of the equity of existing shareholders of the Company as a result of the issuance of equity to creditors or new investors.

Steel Making Segment

Acme Steel continues to incur operating losses and does not expect to achieve the sales, production and cost performance levels necessary to achieve a profit for the year 1999. A weaker market resulting primarily from ongoing foreign steel imports continues to adversely affect Acme Steel sales. The Company also believes a structural change in the pricing of niche products has occurred which has and will compress the premium received by Acme Steel for most of its niche steel products. The Company is working to optimize the operating performance of its facilities, reduce cash manufacturing costs and optimize its mix of higher margin productions.

As part of the ongoing cost reduction strategy, the Company intends to shut down certain of its finishing operations and to have such operations performed by related or third party vendors. If the Company proceeds with the planned shutdown of all identified operations, the Company will incur a one-time charge which cannot be determined at this time.

The Company is engaged in negotiations with the United Steelworkers of America. The current agreement terminates at the expiration of sixty days after either party has given written notice of termination to the other party, but in any event shall not terminate earlier than August 31, 1999. Neither party has given the other party notice of termination of the current agreement.

Steel Fabricating Segment

Steel Fabricating Segment earnings in the second half of 1999 should improve over the first half. Acme Packaging expects increased sales volume in both its steel and plastic strapping products with selling prices remaining steady. Alpha Tube completed the relocation and consolidation of its tube mills during 1998, improving material handling capability and lowering operating costs. Alpha Tube expects to continue seeing these improvements through the second half of 1999. Sales volume and prices for Alpha Tube are expected to remain steady.

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

The Company has implemented a Year 2000 compliant business system at Acme Metals and its Acme Steel and Acme Packaging subsidiaries. The Company's current desktop computers are not Year 2000 compliant. The Company will obtain compliant machinery at a cost of approximately $1.5 million before year end. Alpha Tube is in the process of implementing a

Year 2000 compliant system (at a cost of approximately $2.0 million) and expects implementation to be materially completed before January 1, 2000.

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

                           PART II. OTHER INFORMATION



ITEM 6.   EXHIBITS

     (a)  Exhibit 15 - Letter regarding unaudited interim financial information
          Exhibit 27 - Financial data schedule

     (b)  Reports on Form 8-K
          Report on Form 8-K filed on June 8, 1999 reported the initial draw by the Company of approximately $9.0 million under an irrevocable letter of credit in the approximate amount of $32.0 million issued by the Chase Manhattan Bank to secure performance by Raytheon Engineers & Constructors, Inc. of its obligations under its contract with the Company for the construction of the CSP.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ACME METALS INCORPORATED



Date:  August 6, 1999               By: /s/ Jerry F. Williams
                                        ---------------------------------------
                                        Jerry F. Williams
                                        Vice President - Finance and
                                        Administration and Chief Financial
                                        Officer
                                        (Principal Financial Officer)




                                    By: /s/ Derrick T. Bay
                                        ---------------------------------------
                                        Derrick T. Bay
                                        Controller and Chief Accounting Officer
                                        (Principal Accounting Officer)