Form 10-Q
period 1999-09-26
ACME METALS INC /DE/
filed 1999-11-15
CIK 883702

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 26, 1999 or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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




                                 (708) 849-2500
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
                          ---    ---

Number of shares of Common Stock outstanding as of November 8, 1999, 11,647,471.


================================================================================


                                                   PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                                                      ACME METALS INCORPORATED
                                                       (DEBTOR-IN-POSSESSION)
                                          UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (dollars in thousands, except per share data)


                                                              For the Three Months Ended           For the Nine Months Ended
                                                              --------------------------           -------------------------
                                                            September 26,     September 27,      September 26,    September 27,
                                                                1999              1998                1999            1998
                                                                ----              ----                ----            ----
NET SALES                                                   $   118,362      $   103,460         $   346,651       $   372,795

COSTS AND EXPENSES:
     Cost of products sold ...............................      113,473           98,777             317,223           337,259
     Depreciation expense ................................        9,746            9,224              28,957            27,755
                                                            -----------      -----------         -----------       -----------
Gross margin  ............................................       (4,857)          (4,541)                471             7,781
     Selling and administrative expense ..................        8,670            9,278              28,174            28,613
                                                            -----------      -----------         -----------       -----------
Operating loss............................................      (13,527)         (13,819)            (27,703)          (20,832)

NON-OPERATING INCOME (EXPENSE):
     Interest expense ....................................       (5,725)         (10,931)            (17,642)          (32,678)
     Interest expense-income taxes........................      (10,000)                             (10,000)
     Interest income......................................           98              268                 273               897
     Reorganization charges under
       Chapter 11 Bankruptcy..............................       (1,582)                              (5,910)
     Other - net .........................................                                             1,241            12,257
                                                            -----------      -----------         ------------      -----------
Loss before income taxes .................................      (30,736)         (24,482)            (59,741)          (40,356)
Income tax provision......................................           78           68,174                 216            62,618
                                                            -----------      -----------         -----------       -----------

     Net loss ............................................  $   (30,814)     $   (92,656)        $   (59,957)      $  (102,974)
                                                            ===========      ===========         ===========       ===========


LOSS PER SHARE:

BASIC:
         Net loss ........................................  $     (2.64)    $      (7.94)       $      (5.14)     $      (8.82)
                                                            ===========     ============        ============      ============
         Weighted average outstanding shares..............   11,653,668       11,676,425          11,662,110        11,672,654
                                                            ===========     ============        ============      ============

DILUTED:
         Net loss ........................................  $     (2.64)    $      (7.94)       $      (5.14)     $      (8.82)
                                                            ===========     ============        ============      ============
         Weighted average outstanding shares..............   11,653,668       11,676,425          11,662,110        11,672,654
                                                            ============    ============        ============      ============


                              The accompanying notes are an integral part of this financial statement.

                                                                 2

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                                                  (Unaudited)
                                                                                                 September 26,       December 27,
                                                                                                     1999                1998
                                                                                                     ----                ----
                                    ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents................................................................       $  7,350           $ 18,869
   Accounts receivable trade, less allowances of $1,161 and $1,278, respectively............         57,264             48,597
   Inventories..............................................................................         76,712             75,664
   Other current assets.....................................................................          7,070              4,733
                                                                                                   --------           --------
      Total current assets..................................................................        148,396            147,863
                                                                                                   --------           --------
 INVESTMENTS AND OTHER ASSETS:
   Investments in associated companies......................................................         20,758             19,157
   Other assets.............................................................................         17,316             19,640
                                                                                                   --------           --------
      Total investments and other assets....................................................         38,074             38,797
                                                                                                   --------           --------
 PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment............................................................        884,285            902,000
   Accumulated depreciation.................................................................       (365,129)          (351,572)
                                                                                                   --------           --------
      Total property, plant and equipment...................................................        519,156            550,428
                                                                                                   --------           --------
                                                                                                   $705,626           $737,088
                                                                                                   ========           ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable.........................................................................       $ 29,743           $ 14,690
   Accrued expenses.........................................................................         44,091             37,886
                                                                                                   --------           --------
      Total current liabilities.............................................................         73,834             52,576
                                                                                                   --------           --------
LONG-TERM LIABILITIES:
   Long-term debt...........................................................................        233,370            233,463
   Postretirement benefits other than pensions..............................................        100,300             97,974
   Retirement benefit plans.................................................................         19,212             19,363
                                                                                                   --------           --------
      Total long-term liabilities...........................................................        352,882            350,800
                                                                                                   --------           --------

LIABILITIES SUBJECT TO COMPROMISE...........................................................        301,923            296,074
                                                                                                   --------           --------
Commitments and contingencies (Note)
SHAREHOLDERS' EQUITY:
   Preferred stock, $1 par value, 2,000,000 shares authorized, no shares issued
   Common stock, $1 par value, 20,000,000 shares authorized, 11,647,471 and
   11,674,634 shares issued and outstanding, respectively...................................         11,647             11,675
   Additional paid-in capital...............................................................        165,285            165,951
   Accumulated deficit......................................................................       (166,220)          (106,263)
   Accumulated other comprehensive loss.....................................................        (33,725)           (33,725)
                                                                                                   --------            -------
      Total shareholders' equity (deficit)..................................................        (23,013)            37,638
                                                                                                   --------           --------
                                                                                                   $705,626           $737,088
                                                                                                   ========           ========


    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                            For The Nine Months Ended
                                                                                         September 26,    September 27,
                                                                                             1999              1998
                                                                                        --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss.........................................................................  $   (59,957)      $  (102,974)
     ADJUSTMENTS TO RECONCILE NET LOSS TO
        NET CASH FROM OPERATING ACTIVITIES:
            Net loss (gain) on sale and/or abandonment of assets......................        6,078           (12,257)
            Depreciation..............................................................       30,363            28,633
            Interest expense-income taxes.............................................       10,000
            Deferred income taxes.....................................................                         62,618
            CHANGE IN OPERATING ASSETS AND LIABILITIES:
                   Accounts receivable................................................       (8,667)            9,860
                   Income tax receivable..............................................           66            24,706
                   Inventories........................................................       (1,048)            7,247
                   Accounts payable ..................................................        6,062            (8,495)
                   Other current accounts.............................................        3,802            11,880
                   Liabilities subject to compromise..................................       (4,151)
            Other, net................................................................        2,202            (2,876)
                                                                                        -----------       -----------
     Net cash (used for) provided by operating activities.............................      (15,250)           18,342
                                                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale of assets.................................................        1,928
     Capital expenditures.............................................................       (7,190)          (23,025)
                                                                                        -----------       -----------
     Net cash used for investing activities...........................................       (5,262)          (23,025)
                                                                                        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of long-term debt........................................................                         (1,250)
     Proceeds from sale of assets.....................................................                         18,000
     Borrowings under revolving credit line agreement.................................                        129,750
     Repayment of revolving credit line agreement.....................................                       (134,750)
     Payment of capital lease.........................................................                           (131)
     Draw from letter of credit.......................................................        8,993
                                                                                        -----------       -----------
     Net cash provided by financing activities........................................        8,993            11,619
                                                                                        -----------       -----------

     Net increase (decrease) in cash and cash equivalents.............................      (11,519)            6,936
     Cash and cash equivalents at beginning of period.................................       18,869             6,454
                                                                                        -----------       -----------
     Cash and cash equivalents at end of period.......................................  $     7,350       $    13,390
                                                                                        ===========       ===========


    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


BANKRUPTCY PROCEEDINGS:

On September 28, 1998, Acme Metals Incorporated ("Acme Metals") and its principal direct and indirect subsidiary companies (Acme Steel Company ("Acme Steel"), Acme Packaging Corporation ("Acme Packaging"), Alpha Tube Corporation ("Alpha Tube"), Alabama Metallurgical Corporation ("Alabama Metallurgical"), and Acme Steel Company International, Inc., ("Acme Steel International")) filed separate voluntary petitions for protection and reorganization under Chapter 11 of Title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") as previously described in Item I. under the heading "Chapter 11 Bankruptcy Filings" on page 3 of the Company's Annual Report on Form 10-K for the year ended December 27, 1998 ("1998 Form 10-K"). These bankruptcy proceedings are collectively referred to as "Chapter 11 Bankruptcy" herein. As a result of the Chapter 11 Bankruptcy, all of the Company's obligations were stayed. Without Bankruptcy Court approval, the Company cannot pay pre-petition obligations. Reference is made to "Liquidity and Capital Resources" beginning on page 25 for a description of the Loan and Security Agreement with Bank of America ("DIP Financing Agreement") entered into on December 18, 1998.

Although the Chapter 11 Bankruptcy raises substantial doubt about the Company's ability to continue as a going concern, the accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a company on a going-concern basis which contemplates the continuity of operations, realization of assets and the liquidation of liabilities in the ordinary course of business. As a result of the Chapter 11 Bankruptcy, realization of assets and liquidation of liabilities are subject to significant uncertainties. Specifically, the financial statements do not present the amount which will be paid to settle liabilities and contingencies which may be allowed in Chapter 11 Bankruptcy reorganization cases. Also the consolidated financial statements do not reflect (a) adjustments to assets and liabilities which may occur in accordance with generally accepted accounting principles Statement of Position 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SoP 90-7) following the confirmation of a plan of reorganization or (b) the realizable value of assets which would be required to be recorded if the Company presents a plan which contemplates the disposal of all or portions of its assets and operations. The filing of a plan of reorganization could materially effect the carrying value of the assets and liabilities currently disclosed in the consolidated financial statements.

The consolidated financial statements include adjustments and reclassifications to reflect liabilities as "Liabilities Subject to Compromise" under the Chapter 11 Bankruptcy. Certain pre-petition liabilities have been approved for payment by the Bankruptcy Court, such as employee wages and benefits, and specified pre-petition obligations to vendors, customers and taxing authorities.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


Since the filing of the consolidated 1998 Form 10-K, the Alpha Tube subsidiary has reached an agreement with its Official Creditors' Committee, subject to approval of the Bankruptcy Court and other interested parties, to pay pre-petition trade debt. The payment of claims would depend on, among other conditions, the acceptance by 90 percent in value of trade claims and would provide for payment at 85 percent of allowed claims, capped at an aggregate payment of $6.0 million. The payment would be made in two equal installments, the first, five business days after Bankruptcy Court approval and the second, four months later.

Additionally, during the third quarter of 1999, Alpha Tube and the Official Creditors' Committee came to an agreement concerning the settlement of reclamation claims. With the Bankruptcy Court's approval, Alpha Tube paid $0.5 million representing 90 percent of the total reclamation claims.

BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements for Acme Metals include its wholly owned operating subsidiaries, Acme Steel, Acme Packaging, and Alpha Tube, hereinafter collectively referred to as "the Company," for the periods ended September 26, 1999 and September 27, 1998. The statements should be read in conjunction with the audited financial statements included in the Company's 1998 Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such financial statements have been included. The financial statements have been subjected to a limited review by PricewaterhouseCoopers LLP, the Company's independent accountants, whose report appears on page 21 of this filing. Such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

The Company's fiscal year ends on December 26, 1999 and will contain 52 weeks. Third quarter results for 1999 and 1998 each cover 13-week periods.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


INVENTORIES:

Inventories, as determined on the last-in, first-out method:

                                                 September 26,      December 27,
                                                      1999             1998
                                                 -------------     -------------
                                                  (unaudited)
                                                          (in thousands)
    Raw materials.............................   $     17,700      $      18,343
    Semi-finished and finished products.......         52,800             50,607
    Supplies..................................          6,212              6,714
                                                 ------------      -------------
                                                 $     76,712      $      75,664
                                                 =============     =============

INCOME TAXES:

As a result of the losses incurred to date, the related negative effect on the Company's overall liquidity position, and the Chapter 11 Bankruptcy Filings on September 28, 1998, the Company recorded a valuation allowance in 1998 against its entire net deferred tax assets. The Company continued to fully reserve any net deferred tax assets incurred in the first three quarters of 1999.

ABANDONMENT OF ASSETS:

In July of 1999, Acme Steel reached agreement with its labor unions to close down substantially all of its cold mill finishing operations in Riverdale and during the third quarter management approved and committed to a plan for the abandonment of the related assets operations. This decision was pursuant to a plan to rationalize its assets and take advantage of more efficient operations available from an outsourced basis. Substantially all cold mill operations ceased at Acme Steel during the third quarter with only minor run-out operations occurring until complete shut down, which is expected in the fourth quarter of fiscal 1999. The equipment and building will be abandoned, there being no market for the outdated equipment, and written down to net realized value. This decision resulted in a write down of $7.7 million recorded as an increase in cost of products sold. Annual depreciation and amortization on the equipment, buildings and assets abandoned aggregated $0.9 million.

                                                      ACME METALS INCORPORATED
                                                       (DEBTOR-IN-POSSESSION)
                                        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                                            (CONTINUED)


LONG-TERM DEBT:

The Company's long-term debt not recorded as "Liabilities Subject to Compromise:"
                                                                                   September 26,           December 27,
                                                                                       1999                     1998
                                                                                   -------------           -------------
                                                                                    (unaudited)
                                                                                              (in thousands)
         Senior Secured Credit Agreement...................................             $174,250                $174,250
         12.5 percent Senior Secured Notes.................................               17,623                  17,623
         13.5 percent Senior Secured Discount Notes........................                  669                     669
         Environmental Improvement Bonds 7.95 percent......................               11,345                  11,345
         Environmental Improvement Bonds 7.90 percent......................                8,585                   8,585
         Walbridge Facility................................................               14,700                  14,700
         Other long-term debt..............................................                6,198                   6,291
                                                                                   -------------           -------------
                                                                                        $233,370                $233,463
                                                                                   =============           =============

As a result of the Chapter 11 Bankruptcy proceedings, all of the long-term debt was in default as of the Bankruptcy filing date. Scheduled principal payments on debt including capital lease obligations, which have not been made during the post-petition period, totaled $2.0 million. The reduction in the long-term debt balance from December 27, 1998 results from balance sheet reclassifications, not payments.

LIABILITIES SUBJECT TO COMPROMISE:

Items classified as "Liabilities Subject to Compromise:"
                                                                                   September 26,            December 27,
                                                                                        1999                   1998
                                                                                   -------------           -------------
                                                                                    (unaudited)
                                                                                              (in thousands)
     Accounts payable....................................................               $ 58,928               $  56,532
     Accrued interest....................................................                  6,094                   6,094
     Accrued utilities...................................................                                          2,413
     Bond payable and other related liability............................                  2,488                   2,503
     Other accrued liabilities...........................................                  2,039                   2,340
     Taxes other than income.............................................                  1,728                   5,567
     Note payable........................................................                  5,500                   5,500
     10.875 percent Senior Unsecured Notes, net of discount..............                198,682                 198,656
     Other long-term liabilities.........................................                 26,464                  16,469
                                                                                   -------------           -------------
                                                                                       $ 301,923               $ 296,074
                                                                                   =============           =============



                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



CASH FLOWS:

Cash payments for Bankruptcy Court approved adequate protection payments on secured debt were $16.2 million during the first nine months of 1999 and interest payments of $23.0 million were made in the first nine months of 1998.


COMMITMENTS AND CONTINGENCIES:

The Company is subject to various commitments and contingencies as previously described in the Company's 1998 Form 10-K. To date, the Company has neither assumed nor rejected any material executory contracts.

As disclosed under the "Environmental" subheading on page 9 of the Company's 1998 Form 10-K, the Company is subject to numerous federal, state, and local laws and regulations concerning environmental matters and may be involved in administrative or judicial proceedings with various environmental regulatory agencies. In August 1999, Region V of the United States Environmental Protection Agency ("U.S. EPA") served the Company with an administrative complaint alleging hazardous waste containment violations at Acme Steel's coke plant. Included in the complaint is a $1.6 million proposed fine. The Company is currently in negotiations with the U.S. EPA to both cost effectively resolve the alleged violation and to reduce or eliminate the proposed fine. The Company cannot estimate the outcome of the negotiations but expects the fine to be eliminated or substantially reduced. Any fine would be considered a prepetition liability and would not be paid until Bankruptcy Court approval.

On March 18, 1999, the U.S. Tax Court entered judgment in the case of The Interlake Corporation, et. al. v. Commissioner of Internal Revenue. The U.S. Tax Court held the Company's authority to act for the affiliated group terminated and the Company was not an authorized recipient of the $6.7 million refund it received in 1987 and the Internal Revenue Service ("IRS") cannot seek recovery from Interlake of the refund issued to the Company. The statutory period for appeals expired September 30, 1999 and the IRS did not appeal this decision.

As a result of the Tax Court opinion, the expiration of the statutory appeals period, and the IRS advising the Company that it intends to proceed against the Company to recover the $6.7 million plus interest, in the third quarter the Company has recognized as income tax related interest charge of $10.0 million as other long-term liability subject to compromise. The Company believes it has defenses against this claim and will defend itself against any such action by the IRS. In the event of an unfavorable outcome with the IRS, the Company will vigorously purse all remedies against third parties, including Interlake Corporation pursuant to the 1986 Tax Idemnification Agreement.

Upon spin-off from Interlake Corporation in 1986, the Company entered into a Tax Idemnification Agreement with Interlake Corporation, which generally provides tax sharing arrangements related to prespin-off taxes. The Company currently believes amounts are owed by Interlake Corporation pursuant to the Tax Idemnification Agreement.

Also refer to Merging The Interlake Corporation and GKN North American Manufacturing Inc., Notes to Consolidated Financial Statements, as reported on page 50 of the Company's 1998 Form 10-K.

There have been no further actions to prevent Acme Steel from drawing on the letter of credit as described under the heading "Commitments and Contingencies" on page 8 of the Company's Form 10-Q for the period ending June 27, 1999 occurred during the third quarter of 1999.

BUSINESS SEGMENTS:

As previously disclosed in the Company's 1998 Form 10-K, the Company presents its operations in two segments, Steel Making and Steel Fabricating.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)


Unaudited operating segment information based on operating income:


                                              For the Three Months Ended          For the Nine Months Ended
                                           -------------------------------     --------------------------------
                                           September 26,     September 27,     September 26,      September 27,
                                                 1999            1998               1999             1998
                                                 ----            ----               ----             ----
STEEL MAKING:
  Sales to unaffiliated customers.......      $ 61,670         $ 44,482           $177,003          $188,794
  Intersegment sales....................        21,359           22,271             59,327            67,039
                                              --------         --------           --------          --------
    Net sales...........................      $ 83,029         $ 66,753           $236,330          $255,833
                                              ========         ========           ========          ========

  Depreciation..........................      $  8,564         $  8,508           $ 25,696          $ 25,475
  Loss from operations..................       (18,283)         (19,209)           (43,077)          (38,507)
  Total assets..........................       545,377          653,654            545,377           653,654
  Capital expenditures..................         1,676            5,504              3,767            10,612
  Operating data (in tons)
    Steel production (hot band).........       251,585          166,963            757,815           619,554
    Steel shipments (flat rolled).......       247,920          161,806            719,067           627,232

STEEL FABRICATING:
  Sales to unaffiliated customers.......      $ 56,692         $ 58,978           $169,648          $184,001
  Intersegment sales....................           226              157                551               547
                                              --------         --------           --------          --------
    Net sales...........................      $ 56,918         $ 59,135           $170,199          $184,548
                                              ========         ========           ========          ========

  Depreciation..........................      $  1,497         $  1,166           $  4,076          $  3,104
  Income from operations................         4,756            5,390             15,374            17,675
  Total assets..........................       123,239          112,578            123,239           112,578
  Capital expenditures..................         1,500           15,075              3,887            24,054



                                                      ACME METALS INCORPORATED
                                                       (DEBTOR-IN-POSSESSION)
                                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                                       (dollars in thousands)


Reconciliation of the unaudited segment information to the Company's unaudited consolidated financial statements:


                                                          For the Three Months Ended            For the Nine Months Ended
                                                          --------------------------            -------------------------
                                                         September 26,   September 27,       September 26,      September 27,
                                                              1999           1998                 1999              1998
                                                              ----           ----                 ----              ----
Net Sales:
   Steel Making................................          $   83,029       $  66,753            $ 236,330        $ 255,833
   Steel Fabricating...........................              56,918          59,135              170,199          184,548
   Intersegment sales..........................             (21,585)        (22,428)             (59,878)         (67,586)
                                                         ----------       ---------            ---------        ---------
                                                         $  118,362       $ 103,460            $ 346,651        $ 372,795
                                                         ==========       =========            =========        =========

Income (loss) before income taxes and extraordinary
  loss:
   Operating income (loss):
       Steel Making............................          $  (18,283)      $ (19,209)           $ (43,077)       $ (38,507)
       Steel Fabricating.......................               4,756           5,390               15,374           17,675
                                                         -----------      ---------            ---------        ---------
                                                            (13,527)        (13,819)             (27,703)         (20,832)
   Less:
       Interest expense........................              (5,725)        (10,931)             (17,642)         (32,678)
       Interest expense-income taxes...........             (10,000)                             (10,000)
       Reorganization charges under
          Chapter 11 Bankruptcy................              (1,582)                              (5,910)

   Add:
       Interest income.........................                  98             268                  273              897
       Gain from sale of assets................                                                    1,241           12,257
                                                         -----------      ---------            ---------        ---------
          Loss before income taxes.............          $  (30,736)      $ (24,482)           $ (59,741)       $ (40,356)
                                                         -----------      ---------            ---------        ---------

Total assets:
   Steel Making................................          $  545,377       $ 653,654            $ 545,377        $ 653,654
   Steel Fabricating...........................             123,239         112,578              123,239          112,578
   Corporate...................................              37,010          37,043               37,010           37,043
                                                         ----------       ---------            ---------        ---------
                                                         $  705,626       $ 803,275            $ 705,626        $ 803,275
                                                         ==========       =========            =========        =========


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

    For purposes of preparation of these guarantor statements, the $10.0 million interest expense-income taxes recorded in third quarter of fiscal 1999 has been reflected in the financial statements of the parent.

    Following is unaudited consolidating condensed financial information pertaining to the Company and its subsidiary guarantor and its subsidiary nonguarantors.

                                                        For the Three Months Ended September 26, 1999
                                            ---------------------------------------------------------------------
                                                                       Subsidiary
                                                         Subsidiary       Non                           Total
                                             Parent      Guarantor     Guarantors    Eliminations    Consolidated
                                            ---------    -----------   ----------    ------------    ------------
Net Sales                                   $            $  83,029      $ 56,918     $  (21,585)     $   118,362

Costs and expenses                                          97,337        47,467        (21,585)         123,219
                                            ---------    ---------      --------     ----------      -----------
Gross margin                                               (14,308)        9,451                          (4,857)

Selling and administrative expense                           3,975         4,695                           8,670
                                            ---------    ---------      --------     ----------      -----------
Operating income (loss)                                    (18,283)        4,756                         (13,527)

Reorganization charges under
  Chapter 11 Bankruptcy                          (439)        (814)         (329)                         (1,582)
Net interest income (expense) and other       (15,621)        (510)          504                          (5,627)
                                            ---------    ---------      --------     ----------      -----------

Income (loss) before income taxes             (16,060)     (19,607)        4,931                         (20,736)

Income tax provision (benefit)                 (1,517)                     1,595                              78
                                            ---------    ---------      --------     ----------      -----------

Net income (loss) before equity
 adjustment                                   (14,543)     (19,607)        3,336                         (30,814)

Equity loss in subsidiaries                   (16,271)                                    16,271

                                            ---------    ---------      --------     ------------    -----------
Net income (loss)                           $ (30,814)   $ (19,607)     $  3,336     $    16,271     $   (30,814)
                                            =========    =========      ========     ============    ===========

                            ACME METALS INCORPORATED
                             (Debtor-in-Possession)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (dollars in thousands)

                                                        For the Three Months Ended September 27, 1998
                                            ---------------------------------------------------------------------
                                                                       Subsidiary
                                                         Subsidiary       Non                           Total
                                             Parent      Guarantor     Guarantors    Eliminations    Consolidated
                                            ---------    -----------   ----------    ------------    ------------
Net Sales                                   $            $  66,753     $  59,135     $  (22,428)     $ 103,460

Costs and expenses                                          81,297        49,132        (22,428)       108,001
                                            ---------    ---------     ---------     ----------      ---------
Gross margin                                               (14,544)       10,003                        (4,541)

Selling and administrative                                   4,665         4,613                         9,278
                                            ---------    ---------     ---------     ----------      ---------
Operating income (loss)                                    (19,209)        5,390                       (13,819)

Net interest income (expense) and other         4,692      (14,598)         (757)                      (10,663)
                                            ---------    ---------     ---------     ----------      ---------

Income (loss) before income taxes               4,692      (33,807)        4,633                       (24,482)

Income tax provision (benefit)                 26,695       30,127        11,352                        68,174
                                            ---------    ---------     ---------     ----------      ---------
                                              (22,003)     (63,934)       (6,719)                      (92,656)

Equity loss in subsidiaries                   (70,653)                                   70,653

                                            ---------    ---------     ---------     ----------      ---------
Net income (loss)                           $ (92,656)   $ (63,934)    $  (6,719)    $   70,653      $ (92,656)
                                            =========    =========     =========     ==========      =========

                            ACME METALS INCORPORATED
                             (Debtor-in-Possession)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (dollars in thousands)

                                                        For the Nine Months Ended September 26, 1999
                                            ---------------------------------------------------------------------
                                                                       Subsidiary
                                                         Subsidiary       Non                           Total
                                             Parent      Guarantor     Guarantors    Eliminations    Consolidated
                                            ---------    -----------   ----------    ------------    ------------
Net Sales                                   $            $ 236,330     $ 170,199     $  (59,878)     $ 346,651

Costs and expenses                                         266,059       139,999        (59,878)       346,180
                                            ---------    ---------     ---------     ----------      ---------
Gross margin                                               (29,729)       30,200                           471

Selling and administrative expense                          13,348        14,826                        28,174
                                            ---------    ---------     ---------     ----------      ---------
Operating income (loss)                                    (43,077)       15,374                       (27,703)

Reorganization charges under
  Chapter 11 Bankruptcy                        (1,354)      (2,523)       (2,033)                       (5,910)
Net interest income (expense) and other       (26,427)      (1,287)        1,586                       (26,128)
                                            ---------    ---------     ---------     ----------      ---------

Income (loss) before income taxes             (27,781)     (46,887)       14,927                       (59,741)

Income tax provision (benefit)                 (4,988)                     5,204                           216
                                            ---------    ---------     ---------     ----------      ---------

Net income (loss) before equity
 adjustment                                   (22,793)     (46,887)        9,723                       (59,957)

Equity loss in subsidiaries                   (37,164)                                   37,164

                                            ---------    ---------     ---------     ----------      ---------
Net income (loss)                           $ (59,957)   $ (46,887)    $   9,723     $   37,164      $ (59,957)
                                            =========    =========     =========     ==========      =========

                            ACME METALS INCORPORATED
                             (Debtor-in-Possession)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (dollars in thousands)

                                                        For the Nine Months Ended September 27, 1998
                                            ---------------------------------------------------------------------
                                                                       Subsidiary
                                                         Subsidiary       Non                           Total
                                             Parent      Guarantor     Guarantors    Eliminations    Consolidated
                                            ---------    -----------   ----------    ------------    ------------
Net Sales                                   $            $ 255,833     $ 184,548     $  (67,586)     $  372,795

Costs and expenses                                         279,476       153,124        (67,586)        365,014
                                            ---------    ---------     ---------     ----------      ----------
Gross margin                                               (23,643)       31,424                          7,781

Selling and administrative                                  14,864        13,749                         28,613
                                            ---------    ---------     ---------     ----------      ----------
Operating income (loss)                                    (38,507)       17,675                        (20,832)

Net interest income (expense) and other        12,955      (42,105)        9,626                        (19,524)
                                            ---------    ---------     ---------     ----------      ----------

Income (loss) before income taxes              12,955      (80,612)       27,301                        (40,356)

Income tax provision (benefit)                 29,732       13,782        19,104                         62,618
                                            ---------    ---------     ---------     ----------      ----------
                                              (16,777)     (94,394)        8,197                       (102,974)

Equity loss in subsidiaries                   (86,197)                                   86,197

                                            ---------    ---------     ---------     ----------      ----------
Net income (loss)                           $(102,974)   $ (94,394)    $   8,197     $   86,197      $ (102,974)
                                            =========    =========     =========     ==========      ==========

                            ACME METALS INCORPORATED
                             (Debtor-in-Possession)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (dollars in thousands)

                                                                      As of September 26, 1999
                                                ---------------------------------------------------------------------
                                                                           Subsidiary
                                                             Subsidiary       Non                           Total
   ASSETS                                        Parent      Guarantor     Guarantors    Eliminations    Consolidated
                                                ---------    -----------   ----------    ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $   7,350    $             $             $               $     7,350
  Accounts receivable, net                            411        26,926        29,927                         57,264
  Inventories                                                    48,370        30,106        (1,764)          76,712
  Other current assets                                707         5,740           623                          7,070
  Due to (from) affiliates                        471,345       (30,608)       30,422      (471,159)
                                                ---------    ----------    ----------    ----------      -----------
     Total current assets                         479,813        50,428        91,078      (472,923)         148,396
                                                ---------    ----------    ----------    ----------      -----------

INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies             (46,243)       21,522                      45,479           20,758
  Other assets                                     12,314         3,417         1,585                         17,316
                                                ---------    ----------    ----------    ----------      -----------
    Total investments and other assets            (33,929)       24,939         1,585        45,479           38,074
                                                ---------    ----------    ----------    ----------      -----------

PROPERTY, PLANT AND EQUIPMENT-Net:                 14,363       470,577        34,216                        519,156
                                                ---------    ----------    ----------    ----------      -----------
                                                $ 460,247    $  545,944    $  126,879    $ (427,444)     $   705,626
                                                =========    ==========    ==========    ==========      ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses         $  15,607    $   44,387    $   10,154    $               $    70,148
                                                ---------    ----------    ----------    ----------      -----------
    Total current liabilities                      15,607        44,387        10,154                         70,148
                                                ---------    ----------    ----------    ----------      -----------

LONG-TERM LIABILITIES:
  Long-term debt                                  233,370                                                    233,370
  Other long-term liabilities                                     5,414                                        5,414
  Post-retirement benefits other than pensions      1,578        83,989        14,733                        100,300
  Retirement benefit plans                          2,394        17,672          (854)                        19,212
                                                ---------    ----------    ----------    ----------      -----------
    Total long-term liabilities                   237,342       107,075        13,879                        358,296
                                                ---------    ----------    ----------    ----------      -----------

LIABILITIES SUBJECT TO COMPROMISE:                230,311       495,153        48,418      (473,687)         300,195
                                                ---------    ----------    ----------    ----------      -----------

SHAREHOLDERS' EQUITY (DEFICIT):                   (23,013)     (100,671)       54,428        46,243          (23,013)
                                                ---------    ----------    ----------    ----------      -----------
                                                $ 460,247    $  545,944    $  126,879    $ (427,444)     $   705,626
                                                =========    ==========    ==========    ==========      ===========

                            ACME METALS INCORPORATED
                             (Debtor-in-Possession)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (dollars in thousands)


                                                                       As of December 27, 1998
                                                ---------------------------------------------------------------------
                                                                           Subsidiary
                                                             Subsidiary       Non                           Total
   ASSETS                                        Parent      Guarantor     Guarantors    Eliminations    Consolidated
                                                ---------    -----------   ----------    ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $  18,457    $             $      412    $               $    18,869
  Accounts receivable, net                             (7)       18,690        29,914                         48,597
  Inventories                                                    49,076        28,352         (1,764)         75,664
  Other current assets                                949         3,474           310                          4,733
  Due to (from) affiliates                        469,351       (17,317)       20,084       (472,118)
                                                ---------    ----------    ----------    -----------     -----------
     Total current assets                         488,750        53,923        79,072       (473,882)        147,863
                                                ---------    ----------    ----------    -----------     -----------

INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies              (9,079)       19,157                        9,079          19,157
  Other assets                                     14,125         3,792         1,723                         19,640
                                                ---------    ----------    ----------    -----------     -----------
    Total investments and other assets              5,046        22,949         1,723          9,079          38,797
                                                ---------    ----------    ----------    -----------     -----------

PROPERTY, PLANT AND EQUIPMENT- Net:                15,603       500,144        34,681                        550,428
                                                ---------    ----------    ----------    -----------     -----------
                                                $ 509,399    $  577,016    $  115,476    $  (464,803)    $   737,088
                                                =========    ==========    ==========    ===========     ===========


   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses         $  14,238    $   30,274    $    8,064    $               $    52,651
                                                ---------    ----------    ----------    -----------     -----------
    Total current liabilities                      14,238        30,274         8,064                         52,651
                                                ---------    ----------    ----------    -----------     -----------

LONG-TERM LIABILITIES:
  Long-term debt                                  233,463                                                    233,463
  Post-retirement benefits other than pensions      1,593        82,007        14,374                         97,974
  Retirement benefit plans                          2,423        17,454          (514)                        19,363
                                                ---------    ----------    ----------    -----------     -----------
    Total long-term liabilities                   237,479        99,461        13,860                        350,800
                                                ---------    ----------    ----------    -----------     -----------

LIABILITIES SUBJECT TO COMPROMISE:                220,044       501,065        48,847       (473,882)        296,074
                                                ---------    ----------    ----------    -----------     -----------

SHAREHOLDERS' EQUITY (DEFICIT):                    37,638       (53,784)       44,705          9,079          37,638

                                                ---------    ----------    ----------    -----------     -----------
                                                $ 509,399    $  577,016    $  115,476    $  (464,803)    $   737,088
                                                =========    ==========    ==========    ===========     ===========

                            ACME METALS INCORPORATED
                             (Debtor-in-Possession)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (dollars in thousands)

                                                              For the Nine Months Ended September 26, 1999
                                                  ---------------------------------------------------------------------
                                                                             Subsidiary
                                                               Subsidiary       Non                           Total
                                                   Parent      Guarantor     Guarantors    Eliminations    Consolidated
                                                  ---------    -----------   ----------    ------------    ------------
NET CASH FLOWS (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                            $ (11,107)   $   (5,690)   $   1,547     $               $   (15,250)
                                                  ---------    ----------    ---------     ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the sale of assets                                             1,928                           1,928
    Capital expenditures                                           (3,303)      (3,887)                         (7,190)
                                                  ---------    ----------    ---------     ------------    -----------
    Net cash used for investing activities                         (3,303)      (1,959)                         (5,262)
                                                  ---------    ----------    ---------     ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Other                                                           8,993                                        8,993
                                                  ---------    ----------    ---------     ------------    -----------
     Net cash provided by financing activities                      8,993                                        8,993
                                                  ---------    ----------    ---------     ------------    -----------

    Net decrease in cash and cash equivalents       (11,107)                      (412)                        (11,519)
    Cash and cash equivalents at
      beginning of period                            18,457                        412                          18,869
                                                  ---------    ----------    ---------     ------------    -----------
    Cash and cash equivalents at
      end of period                               $   7,350    $             $             $               $     7,350
                                                  =========    ==========    =========     ============    ===========

                            ACME METALS INCORPORATED
                             (Debtor-in-Possession)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (dollars in thousands)

                                                                    For the Nine Months Ended September 27, 1998
                                                        ---------------------------------------------------------------------
                                                                                   Subsidiary
                                                                     Subsidiary       Non                           Total
                                                         Parent      Guarantor     Guarantors    Eliminations    Consolidated
                                                        ---------    -----------   ----------    ------------    ------------
NET CASH FLOWS (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                                  $  (6,832)   $   19,458    $   5,716     $               $     18,342
                                                        ---------    ----------    ---------     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Reclassification to restricted cash                                                                                   -
    Capital expenditures                                     (142)      (16,974)      (5,909)                         (23,025)
                                                        ---------    ----------    ---------     ------------    ------------
    Net cash used for investing activities                   (142)      (16,974)      (5,909)                         (23,025)
                                                        ---------    ----------    ---------     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of long-term debt                               (750)         (500)                                       (1,250)
     Borrowings under revolving credit agreement                        129,750                                       129,750
     Repayments of revolving credit agreement                          (134,750)                                     (134,750)
     Proceeds from assets held for sale                                               18,000                           18,000
     Payment of capital lease                                                           (131)                            (131)
     Payment of intercompany dividend                      20,780                    (20,780)
                                                        ---------    ----------    ---------     ------------    ------------
     Net cash (used for) provided by                       20,030        (5,500)      (2,911)                          11,619
       financing activities                             ---------    ----------    ---------     ------------    ------------

    Net increase (decrease) in cash and
      cash equivalents                                     13,056        (3,016)      (3,104)                           6,936
    Cash and cash equivalents at
      beginning of period                                                 3,016        3,438                            6,454
                                                        ---------    ----------    ---------     ------------    ------------
    Cash and cash equivalents at
      end of period                                     $  13,056    $             $     334     $               $     13,390
                                                        =========    ==========    =========     ============    ============

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Shareholders of
Acme Metals Incorporated

We have reviewed the accompanying consolidated balance sheet as of September 26, 1999, and the related consolidated statements of operations for each of the three and nine-month periods ended September 26, 1999 and September 27, 1998, and the consolidated statements of cash flows for the nine-month periods ended September 26, 1999 and September 27, 1998 (the "consolidated financial information") of Acme Metals Incorporated and its subsidiaries. This consolidated financial information is the responsibility of the Company's management.

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



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
November 12, 1999

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
-------  --------------------------------------------------
         OPERATIONS AND FINANCIAL CONDITION
         ----------------------------------

OVERVIEW

On September 28, 1998, the Company filed voluntary petitions for protection and reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. This discussion and analysis of results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

The Company's operations are divided into two segments, Steel Making Segment and Steel Fabricating Segment. The Steel Making Segment consists of Acme Steel and includes all of the facilities used in the manufacturing and finishing of sheet and strip steel. The Steel Fabricating Segment includes the operations of Acme Packaging and Alpha Tube which use flat rolled steel in their respective fabricating processes.

In the first nine months of 1999, the Steel Making Segment continued to experience the adverse impact of shipping a lower margin product mix coupled with overall lower average selling prices, the latter still primarily related to competitive pressures from imported steel. However, the first nine months of 1999 saw an increase in the Steel Making Segment's order book over levels in the same period in 1998. The Continuous Steel Making Plant ("CSP") operated at an average of 98.7 percent of capacity for the first three quarters of 1999. By operating at near full capacity and by experiencing related improvement in material yield, the CSP experienced improvement in its cost structure over 1998. Despite an increase in production (primarily non-niche products) and cost improvements, the Steel Making Segment continued to incur losses in the first nine months of 1999.

The Steel Fabricating Segment continued to record positive operating results. During the first three quarters of 1999, the Segment experienced weakened selling prices offset by lower raw material costs.


Third Quarter 1999 as compared to Third Quarter 1998
----------------------------------------------------

NET SALES. Consolidated net sales of $118.4 million for the third quarter of 1999 were $14.9 million or 14.4 percent better than the same period in the prior year. An increase in total tons shipped was partially offset by lower selling prices.

Steel Making Segment. In the third quarter of 1999, net sales for the Steel Making Segment were $83.0 million; a $16.3 million or 24.4 percent increase from the previous year. Of the $16.3 million improvement, $22.7 million is attributable in volume increases, offset by $6.4 million in price declines. Sales to unaffiliated customers increased 38.6 percent or $17.2 million, while intersegment sales of $21.4 million were lower than the third quarter of 1998 by $0.9 million, or 4.1 percent, primarily due to lower prices.

Steel Fabricating Segment. The Steel Fabricating Segment net sales of $56.7 million in the third quarter of 1999 were $2.3 million, or 3.9 percent, below the comparable period in the prior year. A decrease in sales volume for the fabricating businesses resulted from decreased orders for steel strapping ($0.5 million) and lower selling prices ($2.9 million), partially offset by stronger tubing volume ($1.1 million).

SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense was $8.7 million in the third quarter of 1999, $0.6 million lower than the prior year.

OPERATING INCOME/LOSS. The operating loss of $13.5 million for the Company in the third quarter of 1999 is flat with the loss recorded during the same period in 1998.

Steel Making Segment. The Steel Making Segment recorded an $18.3 million loss from operations in the third quarter of 1999, essentially flat with the loss recorded in the comparable period in 1998. The loss in the third quarter of 1999 reflected a $7.7 million non-cash loss from the abandonment of the finishing mill and decreased prices, partially offset by increased volume and lower operating costs. The decrease in operating costs resulted primarily from improved efficiency and increased production at the CSP.

Steel Fabricating Segment. The Steel Fabricating Segment's operating income of $4.8 million for the third quarter of 1999 was essentially flat with last year's comparable period.

INTEREST EXPENSE. Interest expense of $5.7 million for the three months ended September 26, 1999 was $5.2 million lower compared to the same period of the prior year. The lower interest expense in 1999 resulted from the Company's continued nonrecognition of interest on unsecured debt due to its Chapter 11 Bankruptcy status.

INTEREST EXPENSE-INCOME TAXES. During the third quarter of 1999, the Company recorded a $10.0 million charge to interest expense associated with the Interlake Tax Matters. See the footnote on pages 9 and 10 for further detail.

REORGANIZATION CHARGES UNDER CHAPTER 11 BANKRUPTCY. The $1.6 million of reorganization charges in the third quarter of 1999 primarily consists of administrative, professional, and legal fees associated with the Chapter 11 Bankruptcy proceedings.

NET LOSS. The Company recorded a loss of $30.8 million, or $2.64 per share in the third quarter of 1999 versus a loss of $92.7 million, or $7.94 per share, recorded in the third quarter of the prior year. The net loss in the third quarter of 1998 included a valuation allowance against the Company's entire net deferred tax asset. Per share amounts for 1999 and 1998 are based on the weighted average number of common shares calculated on both the basic and fully diluted methods, which are equivalent in amount.

Nine Months ended September 26, 1999 as compared to Nine Months ended September 27, 1998

NET SALES. Consolidated net sales of $346.7 million for the first nine months of 1999 were $26.1 million lower than the same period in the prior year, reflecting lower net sales in the first quarter. Lower selling prices, partially offset by increased shipments, were the primary reasons for the decrease in sales.

Steel Making Segment. In the first nine months of 1999, net sales for the Steel Making Segment were $236.3 million; a $19.5 million or 7.6 percent decrease from the comparable period last year. Of the $19.5 million decline, $30.1 million is attributable to a less profitable price and mix which was offset by $10.6 million volume increase. Sales to unaffiliated customers decreased 6.2 percent or $11.8 million, while intersegment sales of $59.3 million were lower than the first nine months of 1998 by $7.7 million, or 11.5 percent.

Steel Fabricating Segment. The Steel Fabricating Segment 1999 year-to-date net sales of $170.2 million were $14.3 million, or 7.8 percent, below the comparable period in the prior year. A decrease in sales volume for the fabricating businesses resulted from the absence of Universal Tool ($7.8 million), reduced orders for steel strapping ($4.4 million), and lower selling prices ($7.0 million), partially offset by stronger tubing volume ($4.9 million).

SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense was $28.2 million in the first nine months of 1999, $0.4 million lower than the prior year.

OPERATING INCOME/LOSS. The 1999 year-to-date operating loss of $27.7 million represents a $6.9 million decline as compared with the loss recorded during the same period in 1998.

Steel Making Segment. The Steel Making Segment recorded a $43.1 million loss from operations in the first three quarters of 1999, which was $4.6 million worse than the loss recorded in the comparable period in 1998. The increased loss in the first nine months of 1999 was due to a $7.7 million non-cash loss from the abandonment of the finishing mill and lower prices, partially offset by stronger volumes and lower operating costs. The decrease in operating costs primarily resulted from improved efficiency and increased production at the CSP. Included in the Segment's operating loss is a first quarter severance charge of $1.0 million for workforce reductions.

Steel Fabricating Segment. The Steel Fabricating Segment's operating income of $15.4 million for the first three quarters of 1999 was $2.3 million lower than in last year's comparable period, due primarily to the absence of Universal Tool, a Fabricating Segment subsidiary sold in March of 1998, results and reduced prices.

OTHER INCOME. Other non-operating income of $1.2 million in the first three quarters of 1999 includes the gain on the sale of a Fabricating Segment building. The other non-operating income in 1998 includes the gain of $12.0 million from the sale of Universal Tool.

INTEREST EXPENSE. Interest expense of $17.6 million for the nine months ended September 26, 1999 was $15.0 million lower compared to the same period of the prior year. The lower interest expense in the first three quarters of 1999 resulted from the Company's nonrecognition of post-petition interest on unsecured debt.

INTEREST EXPENSE-INCOME TAXES. During the third quarter of 1999, the Company recorded a $10.0 million charge to interest expense associated with the Interlake Tax Matters. See the footnote on pages 9 and 10 for further detail.

REORGANIZATION CHARGES UNDER CHAPTER 11 BANKRUPTCY. The $5.9 million of reorganization charges primarily consists of administrative, professional, and legal fees associated with the Chapter 11 Bankruptcy proceedings.

NET LOSS. The Company recorded a loss of $60.0 million, or $5.14 per share in the first three quarters of 1999 versus a loss of $103.0 million, or $8.82 per share, recorded in the first nine months of the prior year. The 1998 loss reflected a valuation allowance against the entire net deferred tax asset balance. Per share amounts for 1999 and 1998 are based on the weighted average number of common shares calculated on both the basic and fully diluted methods, which are equivalent in amount.


LIQUIDITY AND CAPITAL RESOURCES

The most significant factors affecting the Company's liquidity and capital resources are the adverse market conditions for its steel products, primarily selling prices, and operating under the protection of the Bankruptcy Code. Cash and cash equivalents balances at the end of the third quarter of 1999 and year-end 1998 were $7.4 million and $18.9 million, respectively. The lower level at September 26, 1999 is a direct result of ongoing operating losses (including working capital uses and capital expenditures), adequate protection payments, and Chapter 11 Bankruptcy administrative costs, partially offset by the $9.0 million letter of credit draw and $1.9 million in proceeds from an asset sale.

The Company's current liquidity requirements include funding losses, working capital, and payments to adequately protect holders of certain secured claims, Chapter 11 Bankruptcy administrative expenses, and capital investments. On December 18, 1998, with the approval of the Bankruptcy Court, Acme Metals, Acme Steel, Acme Packaging, Alabama Metallurgical and Acme Steel International entered into a DIP Financing Agreement, which provides for a maximum of $100 million of revolving credit borrowings subject to certain borrowing base limitations based on inventory and accounts receivable, less reserves. Alpha Tube, whose inventory and accounts receivable are excluded from the borrowing base computation, has guaranteed the obligations incurred under the DIP Financing Agreement. Alpha Tube's guaranty obligation with respect to the DIP Financing Agreement is effectively subordinated to pre-petition trade obligations and Chapter 11 Bankruptcy administrative expenses of Alpha Tube. The Company intends to finance its current operating and investment activities with cash from operations and, to the extent necessary, by borrowing against its DIP Financing Agreement. Consistent with this strategy, the

Company will borrow and repay amounts from time to time as conditions warrant. At September 26, 1999, there were no borrowings against the DIP Financing Agreement with $56.4 million available based on borrowing base limitations.

During the period of operation under the protection of Chapter 11 Bankruptcy, the Company is precluded from paying most pre-petition liabilities. Although payments to creditors have been deferred and collection of pre-petition liabilities by creditors has been stayed, the Bankruptcy Court authorized payments of wages and benefits and payment of certain other amounts, including reclamation claims of the Alpha Tube subsidiary. The pre-petition obligations which are not being paid include among others, certain debt service, pre-petition trade payables, and amounts related to executory contracts.

Capital expenditures are expected to be approximately $14.5 million in 1999 and will be principally for necessary replacement projects. The Company expects to make approximately $19.4 million of adequate protection payments during 1999 pursuant to stipulations with various secured parties which have been or will be presented to the Bankruptcy Court for approval.

Although the Company believes the anticipated cash for future operations and borrowings under the DIP Financing Agreement will provide sufficient liquidity for the Company while in Chapter 11 Bankruptcy to fund ongoing operations, to meet its adequate protection payments, and to finance its Chapter 11 Bankruptcy administrative costs, there can be no assurance these or other possible sources will be adequate.


OUTLOOK

The Company currently intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's businesses and to restructure the Company's balance sheet. Although management expects to file a plan of reorganization, there can be no assurance at this time that a plan of reorganization will be proposed by the Company, approved or confirmed by the Bankruptcy Court, or that such plan will be consummated. The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a plan of reorganization through January 31, 2000. If the exclusivity period, as it has been extended and may be further extended, were to expire or be terminated, other interested parties, such as creditors of the Company, would have the right to propose alternative plans of reorganization. The Board of Directors strives to maximize the enterprise value, and a plan of reorganization could, among other things, result in material dilution or elimination of the equity of existing shareholders of the Company as a result of the issuance of equity to creditors or new investors.

Steel Making Segment

Acme Steel continues to incur operating losses and does not expect to achieve the sales, production and cost performance levels necessary to reach profitable levels in 1999. The impact of foreign steel imports continue to adversely affect Acme Steel selling prices. The Company also believes a structural change in the pricing of niche products has occurred which has and will compress the premium received by Acme Steel for most of its niche steel products. The Company is working to optimize the operating performance of its facilities, reduce cash manufacturing costs and optimize its mix of higher margin products.

Steel Fabricating Segment

Steel Fabricating Segment earnings in the fourth quarter of 1999 should continue to improve. Acme Packaging expects increased sales volume in both its steel and plastic strapping products with selling prices remaining firm. Alpha Tube completed the relocation and consolidation of its tube mills during 1998, improving material handling capability and lowering operating costs. Alpha Tube expects to continue seeing improvements through the fourth quarter of 1999. Sales volume and prices for Alpha Tube are also expected to remain steady.

Year 2000 Compliance

The Company is in the process of implementing and executing a Year 2000 assessment with the objective of having all of its significant business systems functioning properly with respect to the Year 2000 issue before January 1, 2000. As part of this assessment, significant service providers, vendors, suppliers, and customers believed to be critical to business operations after January 1, 2000, have been identified and steps have been taken to reasonably ascertain their stage of Year 2000 readiness through questionnaires, interviews, on-site visits, and other available means. At this time, the Company believes its significant service providers, vendors, suppliers, and customers' readiness issues will not materially affect the Company.

The Company has implemented a Year 2000 compliant business system at Acme Metals and its Acme Steel and Acme Packaging subsidiaries. The Company has substantially completed the replacement of its non-compliant desktop computers. The Company's total cost of this replacement is approximately $1.5 million. Alpha Tube has partially completed its implementation of a Year 2000 compliant system and expects to be materially complete by the end of November 1999 at a cost of approximately $2.0 million.

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

FORWARD LOOKING STATEMENT

Actual events might materially differ from those projected in the above forward looking statements. If there are substantial production interruptions or other operating difficulties, or if the Company fails to achieve production goals and material yields, the competitive and financial position of the Company could be materially adversely affected. In addition to uncertainties with respect to production, forward looking statements regarding all of the Company's businesses, but particularly the Steel Making Segment, are based on various economic assumptions. These assumptions include projections regarding: selling prices for the Company's products, costs for labor, energy, raw material, supplies, pensions and active and retiree medical care, volume or units of product sales, competitive developments in the marketplace by domestic and foreign competitors, including import levels, and the competitive impact of the facilities which are expected to compete with the Company's products, general economic developments in the United States or abroad affecting the business of the Company's customers, including the strength of the U.S. dollar against other currencies and similar events which may affect the costs, price or volume of products sold by the Company.

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

Interest Rates. The Company's net interest rate risk exposure consists of floating rate debt instruments linked to LIBOR. The Company, while under Chapter 11 Bankruptcy, is prohibited from making interest payments but with the approval of the Bankruptcy Court, has or expects to enter into adequate protection agreements with secured lenders.

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


                            ACME METALS INCORPORATED



Date: November 15, 1999              By: /s/  Jerry F. Williams
                                         --------------------------------------
                                         Jerry F. Williams
                                         Vice President - Finance and
                                         Administration and Chief Financial
                                         Officer
                                         (Principal Financial Officer)




                                     By: /s/  Derrick T. Bay
                                         --------------------------------------
                                         Derrick T. Bay
                                         Controller and Chief Accounting Officer
                                         (Principal Accounting Officer)