Form 10-K
period 1999-12-26
ACME METALS INC /DE/
filed 2000-03-27
CIK 883702

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          ---------------------------

                                   FORM 10-K
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE FISCAL YEAR ENDED DECEMBER 26, 1999 OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-14378

                            ACME METALS INCORPORATED
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      36-3802419
          (State of incorporation)                 (I.R.S. Employer Identification No.)

          13500 SOUTH PERRY AVENUE
             RIVERDALE, ILLINOIS                                60827-1182
  (Address of principal executive offices)                      (Zip Code)

                                 (708) 849-2500
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                              TITLE OF EACH CLASS
                         Common Stock, par value $1.00
                        Preferred Share Purchase Rights
                     12 1/2% Senior Secured Notes due 2002
                 13 1/2% Senior Secured Discount Notes due 2004
                    10 7/8% Senior Unsecured Notes due 2007
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No ___
     The aggregate market value as of March 13, 2000 of common stock, par value $1.00, held by nonaffiliates of the Registrant was $4,102,551.
     Number of shares of Common Stock outstanding as of March 13, 2000:
11,647,471.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            ACME METALS INCORPORATED
                        1999 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                       PART I
Item 1.     Business....................................................      3
Item 2.     Properties..................................................      7
Item 3.     Legal Proceedings...........................................      8
Item 4.     Submission of Matters to a Vote of Security Holders.........     12
                                      PART II
Item 5.     Market for the Company's Common Stock and Related
            Shareholder Matters.........................................     13
Item 6.     Selected Financial Data.....................................     14
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     15
Item 7A.    Quantitative and Qualitative Disclosures about Market
            Risk........................................................     20
Item 8.     Financial Statements and Supplementary Data.................     20
Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................     21
                                      PART III
Item 10.    Directors and Executive Officers of the Company.............     22
Item 11.    Executive Compensation......................................     25
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     33
Item 13.    Certain Relationships and Related Transactions..............     34
                                      PART IV
Item 14.    Exhibits, Financial Statement Schedule and Reports on Form
            8-K.........................................................     35

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Acme Metals Incorporated ("Acme Metals") was incorporated as a Delaware corporation in 1992 as the successor to the original Acme Steel Company which was a part of Interlake, Inc. from 1964 until spun off as a separate public company in 1986.

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

CHAPTER 11 BANKRUPTCY FILINGS

     On September 28, 1998 ("Petition Date"), Acme Metals and its principal direct and indirect subsidiaries, Acme Steel, Acme Packaging, Alpha Tube, Alabama Metallurgical Corporation ("Alabama Metallurgical") and Acme Steel Company International, Inc. ("Acme Steel International"), filed separate voluntary petitions for protection and reorganization under Chapter 11 of Title 11 ("Chapter 11") of the United States Code ("Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court"). These reorganization cases are being jointly administered under Case Number 98-2179 pursuant to Rule 1015 (b) of the Federal Rules of Bankruptcy Procedure and are collectively referred to as "Chapter 11 Bankruptcy" herein. The Company is in possession of its properties and assets and continues to manage its businesses with its existing directors and officers as debtors-in-possession subject to the supervision of the Bankruptcy Court.

     On September 28, 1998, the Company filed for Chapter 11 Bankruptcy after management determined that action was required to preserve the operational strength and assets of the Company's businesses while the Company reorganizes its business and restructures its balance sheet.

     Factors contributing to the Company's decision to seek Chapter 11 Bankruptcy protection included a loss of orders from its traditional higher margin, value-added customers, which, together with the dramatic increase of imported foreign steel during the last half of 1998, resulted in a weak order book, an adverse mix of products, substantially lower average selling prices and production cost inefficiencies. These factors contributed to the Company's increased operating loss and net loss during 1998. Such losses resulted in reduced liquidity, breach of certain financial covenants in the Company's loan agreements, and a projected inability to service ongoing debt obligations. The rapidly deteriorating steel market and the Company's weakening financial condition clearly limited the availability of and the time to implement other options. These factors resulted in the decision of the Board of Directors to file for Chapter 11 Bankruptcy protection.

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

     On December 18, 1998, with the approval of the Bankruptcy Court, Acme Metals, Acme Steel, Acme Packaging, Alabama Metallurgical and Acme Steel International entered into a twenty-one month Loan and Security Agreement ("DIP Financing Agreement") with Bank of America, which provides for a maximum of $100 million of revolving credit borrowings subject to certain borrowing base limitations based on inventory and accounts receivable ($2.1 million was outstanding with $62.4 million available at December 26, 1999). Alpha Tube, whose inventory and accounts receivable are excluded from the borrowing base computation, has guaranteed the obligations incurred under the DIP Financing Agreement. Alpha Tube's guaranty obligation with respect to the DIP Financing Agreement is effectively subordinate to pre-petition trade obligations and Chapter 11 Bankruptcy administrative expenses of Alpha Tube. Further information about the DIP Financing Agreement is set forth in the Notes to the Consolidated Financial Statements.

     The Company intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's businesses and to restructure the Company's balance sheet. Although management expects to file a plan of reorganization at the earliest practical date, there can be no assurance at this time that a plan of reorganization will be proposed by the Company, approved or confirmed by the Bankruptcy Court, or that such plan will be consummated. The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a plan of reorganization through May 30, 2000, with the exception of Alpha Tube whose extension is until April 30, 2000. While the Company anticipates requesting further extensions of the exclusivity period, there can be no assurance the Bankruptcy Court will grant such further extensions. If the exclusivity period were to expire or be terminated, other interested parties would have the right to propose alternative plans of reorganization.

     Although the Chapter 11 Bankruptcy raises substantial doubt about the Company's ability to continue as a going-concern, the accompanying financial statements have been prepared on a going-concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going-concern in the normal course of business. A plan of reorganization could materially change the amounts currently disclosed in the financial statements.

     The statements do not present the amount which may ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 Bankruptcy. Under Chapter 11 Bankruptcy, the rights of and ultimate payment by the Company to pre-petition creditors may be substantially altered. This could result in claims being liquidated in the Chapter 11 Bankruptcy at less (and possibly substantially less) than 100 percent of their face value. At this time, because of material uncertainties, pre-petition claims are carried at face value in the accompanying financial statements. Further information about the financial impact of the Chapter 11 Bankruptcy is set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements.

OPERATIONS -- BUSINESS SEGMENTS

     The Company operates and reports its operations in two separate business segments: Steel Making (principally through Acme Metals' wholly-owned subsidiary Acme Steel), and Steel Fabricating (principally through Acme Metals' wholly-owned subsidiary, Acme Packaging, and Acme Packaging's wholly-owned subsidiary, Alpha Tube). Universal Tool & Stamping Company, Inc. ("Universal Tool") was a wholly-owned subsidiary of Acme Packaging in the Steel Fabricating Segment until March 9, 1998, when Universal Tool was sold. Financial information about the Company's business segments is contained in the Business Segments section of the Notes to the Consolidated Financial Statements and in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Steel Making Segment

     Acme Steel is a fully integrated steel producer in the United States. Acme Steel's operations are located in Riverdale Illinois and Chicago, Illinois, and includes: coke ovens, blast furnaces, pigging machines, basic oxygen furnaces, ladle metallurgical facilities, a continuous thin slab caster/hot strip mill ("CSP") and a cold mill.

     In the third quarter of 1996, Acme Steel completed construction of its CSP at its Riverdale plant. In June 1997, Acme Steel completed the decommissioning of its ingot making operations at its Riverdale plant. Acme Steel manufactures flat-rolled carbon steel, including sheet and strip steel. Acme Steel has historically specialized in the production of mid- and high-carbon, alloy, and high strength low alloy ("HSLA") steels. The principal markets served by Acme Steel include the automotive, agricultural, industrial fastener, pipe and tube industries, tool manufacturing industries, processors, and steel service centers.

     Acme Steel accounted for approximately 51.0 percent of the Company's total sales during 1999. Acme Steel's order backlogs for its products were $71.5 million and $25.6 million at December 26, 1999 and December 27, 1998, respectively.

     In 1996, Acme Steel, as a 40 percent equity participant in NACME Steel Processing, LLC ("NACME"), a limited liability company, constructed a steel coil processing plant on land owned by Acme Steel in Chicago, Illinois adjacent to Acme Steel's Riverdale steel making operations. NACME pickles, oils, slits and packages steel coils produced at Acme Steel's CSP. Pursuant to a steel processing agreement between Acme Steel and NACME, Acme Steel has agreed to certain tonnage provision and a cost plus return guarantee.

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

     Acme Packaging and Alpha Tube accounted for approximately 31.0 percent and
18.0 percent, respectively, of the Company's total sales during 1999. Alpha Tube's order backlogs were $13.8 million at December 26, 1999 and $12.6 million, at December 27, 1998. Due to the nature of its business, Acme Packaging does not have a significant order backlog.

EMPLOYEES

     As of December 26, 1999, the Company had 1,741 active employees of which 459 were salaried and 1,282 were hourly. All of the hourly employees are represented by unions. None of the salaried employees are represented by a union.

     The current collective Bargaining Agreement between the Company and the United Steelworkers of America covering the Chicago and Riverdale plants became effective September 1, 1993, and has been extended with a termination date of no later than October 30, 2000. The Company and the United Steelworkers of America have negotiated a new tentative Collective Bargaining Agreement for the Chicago and Riverdale plants, with a termination date of December 31, 2005, subject to successful emergence from bankruptcy. A Collective Bargaining Agreement with a termination date of January 29, 2006, has also been negotiated with the United Steelworkers of America covering the hourly employees at Alpha Tube and has been approved by the Bankruptcy Court.

     Existing labor agreements covering Acme Packaging Corporation hourly employees at Bay Point, California; New Britain, Connecticut; and Leeds, Alabama, are scheduled to expire on October 31, 2000, March 31, 2001 and April 30, 2001, respectively.

COMPETITION

     Steel Making Segment

     Acme Steel faces intense competition from domestic and foreign flat-rolled carbon steel producers, steel service centers, and producers of plastics, ceramics, aluminum and other materials which can be used in place of flat-rolled steel in manufactured products. The primary competitive factors faced by Acme Steel are price, quality, reliability of supply, and timeliness of delivery and customer service.

     For commercial sales, Acme Steel currently competes in the low-, mid-, high-carbon, HSLA and alloy steel markets. Acme Steel has numerous competitors composed principally of steel service centers, other small integrated mills, and mini-mills. Recently improved thin slab casting practices, such as those utilized in the CSP, have allowed mini-mill producers to enter certain sectors of the flat-rolled market, including a portion of Acme Steel's niche market, which had traditionally been supplied by integrated steel makers.

     Domestic steel producers have faced significant competition from foreign steel producers who typically have lower labor costs, currently benefit from foreign exchange rates, and may have less stringent environmental compliance regulations. Additional information is set forth in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

     During 1999, foreign imports of flat-rolled steel began to recede from the record high volumes experienced in 1998; however, during 1999 total imports of foreign flat-rolled steel exceeded historical norms. As a result, while market prices for the Company's products have partially recovered from the levels experienced in 1998 and early 1999, they have not returned to pre-1998 levels and continue to adversely affect pricing. According to data published by the United States Department of Commerce, steel imports for 1998 were 41.5 million tons, an all-time record high, representing an increase of 33 percent over 1997 which resulted in 30 percent of apparent domestic consumption being supplied by foreign steel. Steel imports increased steadily in each quarter of 1998, and during the fourth quarter accounted for 11 million tons, an increase of 65 percent over the fourth quarter of 1997. The main sources of steel imports were Japan, Russia and Korea, which together accounted for approximately 80 percent of the surge in foreign imports during 1998. This glut of "dumped" foreign steel caused a sharp drop in the price of domestic steel and forced domestic steel companies to cut production and lower capacity utilization.

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

RAW MATERIALS AND ENERGY SOURCES

     Raw materials and energy represent a major component of production costs in the steel industry. The principal raw materials used by Acme Steel are iron ore, coal and scrap. Acme Steel obtains its iron ore requirements through Acme Steel's indirect 15.1 percent participation in Wabush Mines, an iron ore mining venture in Eastern Canada ("Wabush"), and through contracts. Acme Steel is required to pay its proportionate share of the fixed operating costs of Wabush, regardless of the quantity of ore received, plus the variable operation costs of minimum ore production by Wabush for Acme Steel. Acme Steel reimburses the joint venture for these costs through its purchase of ore. There is currently a worldwide surplus of metallurgical coal. As a result, Acme Steel is able to satisfy its coal requirements at competitive prices through short-term contracts and purchases on the open market. Acme Steel purchases steel scrap from external sources and believes adequate supplies of steel scrap are readily available at competitive prices. The Company uses large amounts of electricity and natural gas and is able to satisfy its requirements at prevailing market rates and in adequate quantities.

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

     Acme Steel

     Acme Steel's principal properties are located in Chicago, Illinois and Riverdale, Illinois. The facilities in Chicago include coke ovens, blast furnaces and pigging machines. The facilities in Riverdale include basic oxygen furnaces, the CSP, and a cold mill. The facilities in both Chicago and Riverdale are owned in fee simple, subject to mortgages held by certain secured creditors. In addition, Acme Steel owns the land on which NACME is located and leases it to NACME. This land, together with the improvements on it, is subject to a leasehold mortgage. See discussion of NACME in Item 1
Business-Operations -- Business Segments.

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

     Alpha Tube

     Alpha Tube's state-of-the-art facility is located in Walbridge, Ohio, and consists of five tube mills for the production of steel tube and pipe and a steel slitting operation. This facility is owned by Acme Metals, subject to a mortgage held by a secured creditor, and is leased to Alpha Tube.

ITEM 3.  LEGAL PROCEEDINGS

GENERAL

     For information concerning the Company's Chapter 11 Bankruptcy, see Item 1. Business-Chapter 11 Bankruptcy Filings.

     Reorganization in connection with Spin-off. Pursuant to an Agreement and Plan of Reorganization as of March 5, 1986, the Company (prior to the Company's 1992 reorganization, the Company was Acme Steel Company, now a subsidiary and formerly called Interlake, Inc., hereinafter referred to as the "Company") and The Interlake Company ("Interlake"), its former parent company, entered into a Tax Indemnification Agreement ("TIA"). The TIA generally provides for Interlake to indemnify the Company for certain tax matters. Per the TIA, Interlake is solely responsible for any additional income taxes it is assessed for adjustments relating to all tax years prior to 1982. With respect to any additional income taxes that are finally determined to be due with respect to the tax years beginning in 1982 through the date of the "Spin-Off" (as said term is identified in the Reorganization documents), the Company is responsible for taxes relating to "Timing Differences" related to the Company's "Continuing Operations." A "Timing Difference" is defined generally as an adjustment to income, deductions or credits which is required to be reported in a tax year beginning subsequent to 1981 through the Spin-Off, but which will reverse in a subsequent year. "Continuing Operations" is defined generally as any business and operations conducted by the Company as of the Spin-Off date. Interlake is principally responsible for any additional income taxes the Company is assessed relating to all other adjustments prior to the Spin-Off. The Company currently believes amounts are owed by Interlake pursuant to the TIA.

     On March 18, 1999, the U.S. Tax Court entered an opinion in the case of The Interlake Corporation, et. al. v. Commissioner of Internal Revenue. The U.S. Tax Court held the Company's authority to act for the affiliated group terminated and the Company was not an authorized recipient of the $6.7 million refund it received in 1987 and the Internal Revenue Service ("IRS") cannot seek recovery from Interlake of the refund issued to the Company. The statutory period for appeals expired and the IRS did not appeal this opinion.

     As a result of the Tax Court opinion, the expiration of the statutory appeals period, and the IRS advising the Company that it intends to proceed against the Company to recover the $6.7 million plus interest, the Company recognized an income tax related interest charge of $10 million as other long-term liabilities subject to compromise in the third quarter of 1999. The Company believes it has defenses against this claim and will defend itself against any such action by the IRS. In the event of an unfavorable outcome, the Company will vigorously pursue all remedies against third parties, including Interlake pursuant to the TIA. In the first quarter of 2000, the Company received an assessment of $3.5 million plus accrued interest for a portion of the 1987 refund related to the 1985 tax year. The remaining refund relates to 1981 and 1984; both years are before the Tax Court. The entire liability is stayed as the result of the Company's Chapter 11 Bankruptcy.

     Other Matters. The Company's subsidiaries also have various litigation matters pending which arise out of the ordinary course of their businesses. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

ENVIRONMENTAL

     In addition to the general matters noted above, the operations of the Company is subject to numerous federal, state and local laws and regulations providing a comprehensive program of controlling the discharge of materials into the environment and remediation of certain waste disposal sites by responsible parties for the protection of public health and the environment. Various federal and state occupational safety and health laws and regulations also apply to the workplace environment.

     These current environmental control requirements are comprehensive and continue to reflect a long-term trend towards increasing stringency. The Company expects these requirements will continue to become even more stringent in future years. The U.S. EPA's proposal for revision of the National Ambient Air Quality Standards for particulate matter and ozone are recent examples of this trend.

     The Company is and, from time to time, will be involved in administrative proceedings involving the issuance, or renewal, of environmental permits relating to the conduct of its business. The final issuance of these permits is generally resolved on terms satisfactory to the Company. In the future, the Company expects such permits will be similarly resolved on satisfactory terms; however, from time to time, the Company is required to pursue administrative and/or judicial appeals prior to achieving a resolution of the terms of such permits.

     The Company, from time to time, may be involved in administrative or judicial proceedings with various regulatory agencies or private parties claiming that the Company's operations have violated certain environmental laws, conditions of existing permits, or the disposal of materials at waste disposal sites. The resolution of such matters may involve the payment of civil penalties, damages, remediation expenses and/or the expenditure of funds to add or modify pollution control equipment.

     The Company has made substantial capital investments in environmental control facilities to achieve compliance with these laws, incurring expenditures of $10.3 million for environmental projects (exclusive of any such expenditures related to the CSP) in the period from 1996 through 1999. The CSP was constructed under a lump sum fixed price contract of which it is estimated that $9.8 million was capitalized in 1996 for environmental compliance excluding capitalized interest. A nominal amount was expended during 1997 through 1999 to maintain environmental compliance at the CSP. The Company anticipates making nominal capital expenditures for environmental projects during 2000. In addition, maintenance, depreciation and operating expenses attributable to installed environmental control facilities are having, and will continue to have, an adverse effect upon the Company's earnings. Although all of the Company's operating subsidiary companies are affected by these laws and regulations, similar to other steel manufacturing operations, the laws and regulations have had, and are expected to continue to have, a greater impact upon the Company's steel manufacturing subsidiary than on the Company's other operating subsidiaries.

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

     Although no assurances can be given that new information will not be uncovered which would cause the Company and its subsidiaries to lose their de minimis status at these sites, or, that the Company would not be named as PRPs at additional sites, the Company presently believes its total costs for existing sites will not be material.

     Administrative and Litigation Matters

     The Company is currently involved in the following matters relating to administrative regulations which affect, or may affect, the operations, the permits or the issuance of permits, or litigation relating to the Company:

     Removal Credits and Pretreatment. The Metropolitan Water Reclamation District of Greater Chicago ("MWRD") is a publicly owned treatment works ("POTW"). The MWRD applied to the U.S. Environmental Protection Agency ("U.S. EPA") for authority to revise categorical pretreatment standards to reflect the actual treatment provided by the MWRD for waste water discharged to the MWRD's POTW by industrial users ("Removal Credits"). These revised categorical standards, reflecting Removal Credits are essential for Acme Steel to avoid expenditures for control of 4AAP phenol found in discharges from its coke by-products plant and for control of certain other pollutants. In 1987, the MWRD's application was denied by the U.S. EPA and the denial was upheld by the United States Court of Appeals for the Seventh Circuit. The U.S. EPA maintained that, under the Clean Water Act and decisions of U.S. District Courts, it could not approve Removal Credits until it promulgated "sludge criteria."

     In 1993, the U.S. EPA promulgated sludge criteria, which included the possibility of granting Removal Credits for phenols in certain circumstances. Acme Steel petitioned the MWRD for Removal Credits. Following this petition, the MWRD again applied to the U.S. EPA for authority to grant Removal Credits. While this application was denied, the U.S. EPA stated that if the Agency amends its regulations with respect to phenol 4AAP, either as a result of the petition filed by the MWRD or independently, the MWRD may then resubmit its application. Acme Steel, together with a similarly situated steel company, filed Comments and a Request for Reconsideration and Clarification concerning the 4AAP phenol component of the U.S. EPA's Standards for Disposal of Sludges with the U.S. EPA and filed a Petition for Review of the U.S. EPA's decision with the Court of Appeals for the DC Circuit. Both the Comments and Request for Reconsideration and the Petition for Review are pending. The steel companies filed a motion with the DC Circuit Court to stay the appeal pending the U.S. EPA's consideration of the Comments and Administrative Request for Reconsideration and Clarification. The Court granted this Motion on September 14, 1994. On September 10, 1996 Acme Steel filed, along with the other steel company, with the U.S. EPA a phenol risk assessment document supporting the granting of Removal Credits for 4AAP phenol. To date, there has been no decision by the U.S. EPA. Acme Steel continues to challenge the U.S. EPA's denial of the Removal Credits application and pursue administrative and legal remedies. The U.S. EPA is currently preparing a proposed administrative rule intended to address the Removal Credits issue, however, at this time Acme Steel is unable to determine whether such an administrative rule, if promulgated and adopted, will adequately address Acme Steel's 4AAP phenol Removal Credits issues. Acme Steel could be subject to allegations it is in violation of currently applicable pretreatment standards and could be required to negotiate appropriate resolutions with the U.S. EPA and the MWRD resulting in the payment of penalties if its administrative and/or legal challenges are unsuccessful.

     Although Acme Steel is vigorously pursuing its administrative and judicial remedies and would vigorously contest any action to assess civil penalties against Acme Steel, the Company does not have sufficient information to estimate its potential liability, if any, if Acme Steel's efforts to obtain such relief, or contest such penalty assessments, are not successful.

     Recycling of Coke Plant By-Product Residues. By letter dated September 30, 1998, the U.S. EPA issued a notice and opportunity to show cause why Acme Steel qualifies for the coke plant by-product residue recycling exemption in 40 CFR
261.4 (a)(10) and why, therefore, its facility is not a treatment, storage or disposal facility operating in violation of the Resource Conservation and Reclamation Act of 1976, 42 U.S.C. Section 6901 et seq. ("RCRA"). This notice relates to a process operated by an outside contractor at the coke plant, which prepares coke plant by-product residues for recycling to the coke ovens. On August 25, 1999, the U.S. EPA filed an administrative complaint against Acme Steel related to the same issues and is seeking a $1.6 million penalty. Acme Steel is involved in discussions with the U.S. EPA, and based on the discussions to date, believes the matter can be resolved by minor modification to the process and a nominal penalty.

OTHER MATTERS

     1986 Reorganization Matters. Pursuant to an Agreement and Plan of Reorganization dated as of March 5, 1986, (the "Reorganization") between the Company and Interlake (pursuant to the Spin-off), both parties entered into a Cross-Indemnification Agreement, dated May 29, 1986, (the "Agreement") more specifically described in Exhibit 10.2 to the Company's Annual Report/Form 10-K filed with the SEC for the fiscal year 1992, SEC file no. 0-14727.

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

     Similarly, and for the same period of time, Interlake undertook to defend, indemnify and hold the Company harmless from and against all Claims, as that term is defined in the Agreement, occurring either before or after the date of the Reorganization related to the operation of all businesses and properties currently owned, directly or indirectly, by Interlake or any subsidiary of Interlake (other than the Company and its affiliates) and relating to the Transferred Property, as that term is defined in the Reorganization Agreement (but excluding the Acme Business), and any business and properties discontinued or sold by Interlake prior to May 29, 1986, including any discontinued or sold businesses or property which, if continued, would be part of the Acme Business. The indemnification by Interlake with respect to any Claims incurred in connection with or arising out of or related to the Interlake Business, as that term is defined more specifically in the Agreement, includes but is not limited to environmental matters relating to the Interlake Business whether brought by governmental agencies or private entities. These environmental matters include, without limitation, the lawsuit captioned People of the State of Illinois v. Waste Management of Illinois, Interlake, Inc. and First National Bank of Western Springs, Circuit Court of Cook County, Illinois (No. 85 L 30162); the disposal of materials at the landfill operated by Conservation Chemical located at Gary, Indiana, to the extent such materials originated at the plant of Gary Steel Company; and operation of facilities by predecessors of Interlake at Duluth, Minnesota.

     Interlake also has and continues to provide indemnification to the Company for the Duluth, Minnesota, facility which has been designated as a Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, 42 U.S.C. Section 9601, et seq. (the "Duluth Site"). Interlake reported the soil remediation was substantially completed in 1997. The Minnesota environmental agency ("MPCA") also requested Interlake to investigate and evaluate remediation alternatives for the underwater sediments at the Duluth Site. Interlake reports that consultants have substantially completed an investigation of the sediments; and based on this investigation Interlake has commenced reviewing potential remediation alternatives with the MPCA and other parties. Interlake indicates it is unable to provide meaningful estimates of the potential cost estimates of such remediation, if any is deemed appropriate, until the investigation is complete and remediation alternatives are reviewed with the MPCA.

     In March 1996, the MPCA named the successors of certain coal tar processors as additional parties responsible for a portion of the underwater sediments at the Duluth Site.

     Merger of The Interlake Corporation and GKN North America Manufacturing Inc. On February 10, 1999, GKN North American Manufacturing Inc. ("GKN") was merged into Interlake. The Company believes the acquisition of Interlake by GKN will not alter the obligations and rights of the Company and Interlake as described herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the last quarter of the last fiscal year.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The following table presents the high and low sales or bid information on a quarterly basis for the Company's Common Stock for the two fiscal years beginning December 29, 1997 through December 26, 1999. From December 29, 1997 through September 29, 1998, the Common Stock traded on the New York Stock Exchange under the symbol AMI. Subsequent to September 29, 1998 and continuing to date, the Common Stock has traded on the Bulletin Board Quotation System of the National Association of Securities Dealers under the symbol AMIIQ. In addition, from December 30, 1996 through December 8, 1998, the Company's Common Stock traded on the Toronto Stock Exchange under the symbol AMK. As of March 13, 2000 there were 11,647,471 shares of Common Stock outstanding held by 4,471 shareholders of record.

QUARTER                                                  1999           1998
-------                                                ---------    -------------
First..............................................    .24 - .37    10.62 - 14.50
Second.............................................    .24 - .32     9.38 -  3.38
Third..............................................    .24 - .65     5.00 -  1.63
Fourth.............................................    .23 - .50     1.00 -   .10

     No dividends have been declared or paid on the Common Stock since the Company became a public company in 1986. Special payments in 1992 and 1988 reflected the redemption of preferred stock purchase rights. Certain covenants in the Company's debt instruments and agreements have limited the Company's ability to pay dividends. Currently, the Company's status under Chapter 11 of the Bankruptcy Code and the DIP Financing Agreement prohibit the payment of dividends and the repurchase of shares.

OTHER EVENTS

     On January 20, 2000, the Bankruptcy Court denied a motion of certain equity holders of the Company to appoint an equity committee to represent the interest of the Company's equity security holders (the "Stockholders") in the Company's pending bankruptcy proceedings. In the course of the Court's consideration of this motion, the Company's financial advisor presented evidence indicating it now appears likely, under current circumstances, that at the time the final plan of reorganization is filed, there will not be sufficient reorganization value in the bankruptcy proceedings to provide a distribution to Stockholders. In denying the motion, the Court did not comment on the financial advisor's conclusion, ruling instead that the Company and its advisors were fulfilling their fiduciary duty in seeking to represent all interests and, therefore, no need for a separate equity committee to represent the Stockholders existed.

ITEM 6.  SELECTED FINANCIAL DATA
FIVE YEARS IN REVIEW (dollars in thousands except for per share data)
Certain amounts have been reclassified to conform with the 1999 presentation.

                                            1999       1998       1997       1996       1995
----------------------------------------------------------------------------------------------
INCOME DATA
  Net sales                               $468,385   $459,920   $488,030   $498,242   $521,619
----------------------------------------------------------------------------------------------
  Income (loss) from operations            (23,721)   (39,482)   (35,057)     5,036     48,812
----------------------------------------------------------------------------------------------
  Income (loss) before income taxes,
    extraordinary loss and a cumulative
    effect of a change in accounting
    principle                              (62,880)   (71,954)   (76,642)     5,093     44,135
----------------------------------------------------------------------------------------------
  Income tax provision (benefit)               284     55,736    (29,124)     2,426     15,889
----------------------------------------------------------------------------------------------
  Net income (loss) before
    extraordinary loss and a cumulative
    effect of a change in accounting
    principle                              (63,164)  (127,690)   (47,518)     2,667     28,246
----------------------------------------------------------------------------------------------
  Extraordinary loss, net of taxes                               (23,411)
----------------------------------------------------------------------------------------------
  Cumulative effect of a change in
    accounting principle, net of tax                              (6,276)
----------------------------------------------------------------------------------------------
  Net income (loss)                        (63,164)  (127,690)   (77,205)     2,667     28,246
==============================================================================================
PER SHARE DATA -- BASIC
  Income (loss) before extraordinary
    loss and a cumulative effect of a
    change in accounting principle        $  (5.42)  $ (10.94)  $  (4.09)  $   0.23   $   2.44
----------------------------------------------------------------------------------------------
  Extraordinary loss                                               (2.01)
----------------------------------------------------------------------------------------------
  Cumulative effect of a change in
    accounting principle                                           (0.54)
----------------------------------------------------------------------------------------------
  Net income (loss)                          (5.42)    (10.94)     (6.64)      0.23       2.44
----------------------------------------------------------------------------------------------
  Shareholders' equity                       (1.27)      3.22      16.02      22.45      21.42
----------------------------------------------------------------------------------------------
  Weighted average shares outstanding
    (in thousands)                          11,658     11,673     11,628     11,598     11,574
==============================================================================================
PER SHARE DATA -- DILUTED
  Income (loss) before extraordinary
    loss and a cumulative effect of a
    change in accounting principle        $  (5.42)  $ (10.94)  $  (4.09)  $   0.23   $   2.44
----------------------------------------------------------------------------------------------
  Extraordinary loss                                               (2.01)
----------------------------------------------------------------------------------------------
  Cumulative effect of a change in
    accounting principle                                           (0.54)
----------------------------------------------------------------------------------------------
  Net income (loss)                          (5.42)    (10.94)     (6.64)      0.23       2.44
----------------------------------------------------------------------------------------------
  Shareholders' equity                       (1.27)      3.22      16.02      22.45      21.42
----------------------------------------------------------------------------------------------
  Weighted average shares outstanding
    (in thousands)                          11,658     11,673     11,628     11,663     11,596
==============================================================================================
BALANCE SHEET
  Current assets                          $155,891   $147,863   $192,443   $182,837   $258,787
----------------------------------------------------------------------------------------------
  Property, plant and equipment, net       516,299    550,428    550,350    560,725    379,178
----------------------------------------------------------------------------------------------
  Total assets                             707,988    737,088    829,081    805,749    754,743
----------------------------------------------------------------------------------------------
  Current liabilities                       81,203     52,576    100,300    115,940    108,330
----------------------------------------------------------------------------------------------
  Long-term debt                           233,370    233,463    424,743    310,085    276,831
----------------------------------------------------------------------------------------------
  Liabilities subject to compromise        300,072    296,074
----------------------------------------------------------------------------------------------
  Shareholders' equity                     (14,805)    37,638    186,343    260,701    248,111
==============================================================================================
CASH FLOWS
  Net cash provided by (used for)
    operating activities                  $(19,556)  $ 11,687   $(60,712)  $ 46,034   $ 59,541
----------------------------------------------------------------------------------------------
  Net cash used for investing
    activities                             (10,356)   (11,291)   (28,599)   (85,562)   (83,547)
----------------------------------------------------------------------------------------------
  Net cash provided by financing
    activities                              11,043     12,019     62,541     19,709        410
----------------------------------------------------------------------------------------------
  Net increase (decrease) in cash          (18,869)    12,415    (26,770)   (19,819)   (23,596)
==============================================================================================
ADDITIONAL INFORMATION
  Depreciation                            $ 39,321   $ 37,920   $ 39,410   $ 16,591   $ 13,613
----------------------------------------------------------------------------------------------
  Capital expenditures                      12,284     37,808     45,929    119,122    244,374
----------------------------------------------------------------------------------------------
  Working capital                           74,688     95,287     92,143     66,897    150,457
==============================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     On September 28, 1998, the Company filed voluntary petitions for protection and reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. This discussion and analysis of results of operations should be read in conjunction with the financial data in the table included below and in conjunction with the consolidated financial statements and notes thereto. See
Item 1. Business -- Chapter 11 Bankruptcy Filings.

     The Company's operations are divided into two segments, the Steel Making Segment and the Steel Fabricating Segment. The Steel Making Segment consists of Acme Steel and includes all of the facilities used in the manufacturing of hot-rolled sheet and strip steel. The Steel Fabricating Segment includes the operations of Acme Packaging, Alpha Tube and, prior to its sale, Universal Tool. Each fabricating segment company uses flat-rolled steel in their respective fabricating processes, with the exception of Acme Packaging, which uses both steel and plastic for its operations.

     Acme Steel experienced a reduced average selling price per ton due to competitive pressure, primarily steel imports, during the third quarter of 1998 and extending into 1999. Although the Segment was able to restore its sales volume to acceptable capacity levels, selling prices in 1999 did not rebound to those in the first half of 1998. During the third quarter of 1999, imports began to slow and the Segment saw a rise in its average selling price, with this trend continuing into the fourth quarter and into 2000. However, 1999 average selling prices still fell short of 1998 average selling prices while volume increased substantially.

     The 1997 CSP start-up issues and the late delivery and slower than expected ramp-up of the slitting capabilities at NACME caused an initial reduction in higher margin sales. During 1998 and 1999, the Segment improved its ability to produce and finish the higher margin products. However, intense competition from foreign producers and new domestic entrants coupled with lower demand in certain segments of the market did not allow the Segment to materially improve its product mix. Although the Steel Segment's total sales volume increased during 1999, orders from its traditional higher margin value-added customers did not reach the percentage of the product mix previously attained by the Segment before building the CSP.

     Acme Steel's CSP operated at an average of 97 percent capacity for 1999. Improved cost control coupled with operations at near full capacity resulted in improved CSP cost efficiencies and lower unit costs.

     Despite increased volume, rising prices, and operations at full capacity, the Steel Segment continued to incur significant losses. Prices, although improved, did not reach early 1998 levels.

     The Steel Fabricating Segment recorded strong operating results. However, the operating income of this Segment was unable to offset the significant operating losses of the Steel Making Segment.

SUMMARY RESULTS OF OPERATIONS

     The summary of the Company's results of operations:

                                                                     FOR THE YEARS ENDED
                                                          ------------------------------------------
                                                          DECEMBER 26,   DECEMBER 27,   DECEMBER 28,
                                                              1999           1998           1997
                                                          ------------   ------------   ------------
                                                                        (IN MILLIONS)
Sales:
  Steel Making Segment.................................      $319.8        $ 310.1         $299.6
  Steel Fabricating Segment............................       230.3          239.8          286.7
  Intersegment sales...................................       (81.7)         (90.0)         (98.3)
                                                             ------        -------         ------
     Sales.............................................      $468.4        $ 459.9         $488.0
                                                             ======        =======         ======
Operating income (loss):
  Steel Making Segment.................................      $(45.5)       $ (62.1)        $(61.9)
  Steel Fabricating Segment............................        21.8           22.6           26.8
                                                             ------        -------         ------
     Operating loss....................................       (23.7)         (39.5)         (35.1)
Non-operating income (expense):
  Interest expense  -- net.............................       (33.0)         (38.0)         (41.1)
  Reorganization charges under Chapter 11 Bankruptcy...        (7.4)          (6.7)
  Other -- net.........................................         1.2           12.2           (0.4)
                                                             ------        -------         ------
     Loss before income taxes..........................       (62.9)         (72.0)         (76.6)
  Income tax (benefit) provision.......................         0.3           55.7          (29.1)
                                                             ------        -------         ------
  Loss before extraordinary loss and cumulative effect
     of a change in accounting principle...............       (63.2)        (127.7)         (47.5)
  Extraordinary loss, net of tax.......................                                     (23.4)
  Change in accounting principle, net of tax...........                                      (6.3)
                                                             ------        -------         ------
     Net loss..........................................      $(63.2)       $(127.7)        $(77.2)
                                                             ======        =======         ======

     Fiscal 1999 as compared to fiscal 1998

     The Company. For the fiscal year ended December 26, 1999, the Company's consolidated net sales increased 1.8 percent from $459.9 million in 1998 to $468.4 million in 1999. The sales increase was due to stronger volume, partially offset by weaker prices. In 1999, the Company incurred a net loss of $63.2 million, or $5.42 per diluted share. The 1999 net loss compares favorably by $64.5 million to the 1998 net loss of $127.7 million, or $10.94 per diluted share. The 1999 net loss includes a $10 million charge to interest expense due to the Tax Court decision discussed in Item 3. Legal Proceedings. The 1998 net loss included an income tax provision of $55.7 million primarily related to a full valuation reserve recorded against net income tax benefits previously recognized, while 1999 recorded a $0.3 million income tax provision. The remaining improvement is primarily due to increased sales volume and decreased operating costs at the Steel Segment.

     The operating loss in 1999 was $23.7 million compared to the 1998 operating loss of $39.5 million, a 39.9 percent improvement. The operating loss improved primarily due to increased sales volume and improved cost efficiencies, partially offset by the abandonment of the finishing mill causing a $7.7 million charge to operating loss.

     The 1999 results reflect operations under Chapter 11 Bankruptcy for the entire year. Results for 1998 reflect operations prior to Chapter 11 Bankruptcy for the period December 29, 1997 through September 28, 1998 and operations under Chapter 11 Bankruptcy for the remainder of the year. Certain expenses, primarily interest expense on unsecured debt, have been reduced or eliminated since the Chapter 11 Bankruptcy filings.

     Steel Making. Steel sales of $319.8 million in 1999 were up 3.1 percent over 1998 sales of $310.1 million. The increase is attributable to a 21.5 percent increase in shipment volume. Offsetting that higher level of shipments was a 12.2 percent decrease in average selling price per ton related to lower selling prices and a weaker sales mix. The lower average selling price was caused by the competition from lower priced imported steel entering the market in the first half of 1999 coupled with lower demand for Acme Steel's higher margin product.

     The CSP operated at 97 percent of capacity in 1999, the third full year of operation, compared to 76 percent in 1998 and 59 percent in 1997.

     The 1999 loss from operations was $45.5 million compared to a loss in 1998 of $62.1 million, a 26.7 percent improvement. This improvement is primarily due to increased sales volume, decreased operating costs and year-end improvements of price and product mix. Offsetting these improvements was the third quarter of 1999 abandonment of the Segment's finishing operations negatively impacting operations by $7.7 million.

     Steel Fabricating. Sales of $230.3 million in 1999 were down $9.5 million or 4 percent from the $239.8 million in 1998. Acme Packaging sales were down 2.7 percent due to lower average selling prices. Alpha Tube sales were slightly above the 1998 level with higher shipment volumes.

     In 1999 operating income of $21.8 million was essentially flat with 1998. Lower raw material and operating costs nearly offset the sales declines in Acme Packaging. The increased volume, richer sales mix, and lower material costs more than offset the price declines in the tube and pipe market as income from operations at Alpha Tube was up over $3.4 million from the prior year. The improvements at the Alpha Tube facility offset the elimination of operating income at Universal ($1.8 million in 1998) due to its sale in March of 1998.

     Net Interest Expense. Net interest expense of $33 million in 1999 was $5 million lower than net interest expense of $38 million in 1998. Interest expense relating to unsecured debt was not accrued during 1999 due to the Chapter 11 Bankruptcy filings, while unsecured debt interest was accrued for the first three quarters of 1998.

     Reorganization Charges under Chapter 11 Bankruptcy. The $7.4 million of reorganization charges remained essentially flat with 1998 reorganization charges. Although 1998 experienced only one fiscal quarter of reorganization charges, it incurred large one-time costs, including the unwinding of certain hedging transactions.

     Income Taxes. The provision for income taxes in 1999 was $0.3 million. For the year ended December 27, 1998, the Company recorded an income tax provision of $55.7 million. As a result of the losses incurred and its Chapter 11 Bankruptcy filings, the Company recorded a full valuation reserve against its deferred net income tax asset balance in 1998.

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

     The CSP operated at 76 percent of capacity in 1998, the second full year of operation, compared to 59 percent in 1997. During early periods of 1998, the mill operated at near 90 percent levels with the last half of 1998 utilization falling to 63 percent due to the lower demand for Acme Steel's products and record high import levels.

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

     Net Interest Expense. Net interest expense of $38 million in 1998 was $3 million lower than net interest expense of $41 million in 1997. Interest expense relating to unsecured debt was not accrued during the fourth quarter of 1998 due to the Chapter 11 Bankruptcy filings.

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

     LIQUIDITY AND CAPITAL RESOURCES

     The most significant factors affecting the Company's liquidity and capital resources are the adverse market conditions for its products in the first half of the year and operating under the protection of the Bankruptcy Code. Additional information and discussions concerning the circumstances which led to the filings under Chapter 11 Bankruptcy are contained in Item 1. Business-Chapter 11 Bankruptcy Filings, and elsewhere in this Item 7. The Company held no cash and cash equivalents balances at the end of 1999 with a 1998 year-end balance of $18.9 million. The lower cash level at the end of 1999 is a direct result of the continuing losses and operating under Chapter 11 Bankruptcy.

     The Company's current liquidity requirements include funding losses, working capital needs, Chapter 11 Bankruptcy administrative expenses, payments to adequately protect holders of certain secured claims against the Company and capital investments. On December 18, 1998, with the approval of the Bankruptcy Court, Acme Metals, Acme Steel, Acme Packaging, Alabama Metallurgical and Acme Steel International entered into a twenty-one month DIP Financing Agreement with Bank of America, which provides for a maximum of $100 million of revolving credit borrowings subject to certain borrowing base limitations based on inventory and accounts receivable less reserves ($62.4 million available at December 26, 1999). Should the Company's plan of reorganization not be implemented prior to the September 27, 2000 expiration date, the Company plans to apply for an extension of the current facility. Alpha Tube, whose inventory and accounts receivable are excluded from the borrowing base computation, has guaranteed the obligations incurred under the DIP Financing Agreement. Alpha Tube's guaranty obligation with respect to DIP Financing Agreement is effectively subordinate to pre-petition trade obligations and Chapter 11 Bankruptcy administrative expenses of Alpha Tube. The Company intends to finance its current operating and investment activities with cash from operations and, to the extent necessary, by borrowing against its DIP Financing Agreement. Consistent with this strategy, the Company will borrow and repay amounts from time to time as conditions warrant. At December 26, 1999, the Company had $2.1 million in DIP borrowings. At February 27, 2000, the Company had $8.0 million in outstanding borrowings and approximately $58.4 million was available for borrowing under its DIP Financing Agreement.

     During the period of operation under the protection of Chapter 11 Bankruptcy, the Company is precluded from paying most pre-petition liabilities. Although payments to creditors have been deferred and collection of pre-petition liabilities by creditors has been stayed, the Bankruptcy Court authorized payments of wages and benefits and payment of certain other amounts. The pre-petition obligations which are not being paid, among others, include debt service, pre-petition trade payables, and amounts related to executory contracts. The post-petition trade payables at the end of 1999 and 1998 amounted to $32.8 and $14.7 million, respectively.

     Capital expenditures are expected to be approximately $26 million in 2000 and will be principally for necessary replacement projects. The Company has agreed to make approximately $16 million of adequate protection payments during the first six calendar months of 2000 pursuant to stipulations approved by the Bankruptcy Court. The Company expects to enter into additional adequate protection agreements, which will require payments in 2000.

     Although the Company currently believes the anticipated cash provided by future operations and borrowings under the DIP Financing Agreement will provide sufficient liquidity for the Company to meet its adequate protection payments and fund ongoing operations in Chapter 11 Bankruptcy (including required capital expenditures) there can be no assurance these or other possible sources will be adequate or that an extension of the current DIP Financing Agreement would be obtained.

OUTLOOK

     The Company currently intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's businesses and to restructure the Company's balance sheet at the earliest practical date. Although management expects to file a plan of reorganization, there can be no assurance at this time that a plan of reorganization will be proposed by the Company, approved or confirmed by the Bankruptcy Court, or that such plan will be consummated. The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a plan of reorganization through May 30, 2000, with the exception of Alpha Tube whose extension is until April 30, 2000. While the Company anticipates requesting further extensions of the exclusivity period, there can be no assurance the Bankruptcy Court will grant such further extensions. If the exclusivity period were to expire or be terminated, other interested parties, such as creditors of the Company, would have the right to propose alternative plans of reorganization. The Board of Directors strives to maximize the value of the estate, including shareholder value, however, a plan of reorganization could, among other things, result in material dilution or potentially the elimination of the equity of existing shareholders of the Company as a result of the issuance of equity to creditors or new investors. See Item 5. Market for the Company's Common Stock and Related Shareholders Matters.

     Steel Making Segment

     For this Outlook section, the Company is contemplating the continuation of business without restructuring its balance sheet due to its possible emergence from Chapter 11 Bankruptcy during 2000. The Steel Making Segment continues to incur operating losses and may not achieve the sales, production, and performance levels necessary to achieve an operating profit for the year 2000. Competition from foreign steel continues to adversely affect Acme Steel sales. Additionally, the Company believes that a structural change in the pricing of products occurred, compressing the premium received by Acme Steel for traditionally high-margin products. On the other hand, the cost position of Acme Steel has substantially improved since the CSP began operations. The Company continues to place maximum effort on optimizing the operating performance of its facilities, reducing cash manufacturing costs, and optimizing its mix of higher margin productions to return the Steel Making Segment to profitability.

     Steel Fabricating Segment

     Steel Fabricating Segment earnings in 2000 are expected to remain relatively steady. Acme Packaging will increase the utilization of the plastic strapping lines in the second full year of operations. Alpha Tube will continue its strong sales volume while improving margins.

FORWARD LOOKING STATEMENT

     Actual events might materially differ from those projected in the above forward looking statements. If there are substantial unexpected production interruptions or other operating difficulties, or if the CSP fails to achieve production utilization and material yield goals, the competitive and financial position of the Company could be materially adversely affected. In addition to uncertainties with respect to the CSP, forward looking statements regarding all of the Company's businesses, but particularly the Steel Making Segment, are based on various economic assumptions. These assumptions include projections regarding: selling prices for the Company's products, costs for labor, energy, raw material, supplies, pensions and active and retiree medical care, volume or units of product sales, competitive developments in the marketplace by domestic and foreign competitors, including import levels, and the competitive impact of the facilities which are expected to compete with the Company's products, general economic developments in the United States or abroad affecting the business of the Company's customers, including the strength of the U.S. dollar against other currencies and similar events which may affect the costs, price or volume of products sold by the Company.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Exchange. Until its Chapter 11 Bankruptcy filings, the Company used foreign exchange forward contracts on the Canadian Dollar to hedge its exposure from changes in foreign exchange rates for the purchase of raw materials from its Wabush joint venture. Upon filing for Chapter 11 Bankruptcy protection, the Company unwound its forward positions. A 10 percent movement in the Canadian Dollar could affect annual raw material costs by approximately $3.0 million.

     Interest Rates. Until its Chapter 11 Bankruptcy filings, the Company used interest rate swaps to fix its exposure to interest rate movements. Upon filing for Chapter 11 Bankruptcy protection, the Company unwound its interest rate swaps.

     The Company's net exposure to interest rate risk consists of floating rate debt instruments linked to LIBOR. The Company, while under Chapter 11 Bankruptcy, is prohibited from making interest payments but, with the approval of the Bankruptcy Court, has entered into adequate protection agreements with secured lenders. See footnote entitled "Debt Refinancing and Long-Term Debt" contained in the accompanying financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to Item 8 is submitted in a separate section of this Annual Report on Form 10-K. See the audited Consolidated Financial Statements and Financial Statement Schedule of Acme Metals Incorporated attached hereto and listed in the index.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth, as of March 13, 2000 with respect to each director of the Company, his name and all positions held during the last five years. The directors are divided into three classes, as nearly equal in member as possible, designated Class I, Class II and Class III. At each Annual Meeting successors to the class of directors whose term expires at the Annual Meeting are elected.

                    CLASS II DIRECTORS TERM EXPIRING IN 2000

Stephen D. Bennett (50)...................    Director since January 1993
                                              Member: Executive (Chairman), Finance and Nominating (ex
                                              officio) Committees
                                              Chairman, President and Chief Executive Officer of the
                                              Company since April 22, 1999; President and Chief
                                              Executive Officer of the Company April 15, 1996 to April
                                              22, 1999; President and Chief Operating Officer of the
                                              Company January 1993 to April 15, 1996.
Buddy W. Davis (70).......................    Director since June 1996
                                              Member: Audit Review and Nominating Committees
                                              District 34 Director of the United Steelworkers of
                                              America, AFL-CIO-CLC from 1977 to 1993.
Andrew R. Laidlaw (53)....................    Director since May 1987
                                              Member: Audit Review (Chairman), Executive and
                                              Nominating Committee
                                              Chairman of the Executive Committee or Partner at the
                                              firm of Seyfarth, Shaw, Fairweather & Geraldson (law
                                              firm) since 1978.
Frank A. LePage (72)......................    Director since May 1987
                                              Member: Audit Review, Compensation, and Nominating
                                              Committees
                                              Retired Director and Executive Vice President of the
                                              Firestone Tire & Rubber Company (manufacturer of tires
                                              and related products) since 1982.

                   CLASS III DIRECTORS TERM EXPIRING IN 2001

Reynold C. MacDonald (81).................    Director since June 1986
                                              Member: Executive, Finance and Nominating Committees
                                              Retired Chairman of the Board of Acme Steel Company
                                              since May 1992; Chairman of the Board of Acme Steel
                                              Company June 1986 to May 1992. He is a director of
                                              Kaiser Ventures Inc.
Brian W. H. Marsden (68)..................    Director since June 1986
                                              Member: Audit Review, Executive and Nominating
                                              Committees
                                              Retired Chairman of the Board since April 22, 1999;
                                              Chairman of the Board (non-employee) of the Company
                                              March 1, 1997 to April 22, 1999; Chairman of the Board
                                              of the Company April 15, 1996 to April 22, 1999;
                                              Chairman of the Board and Chief Executive Officer of the
                                              Company January 1, 1993 to April 15, 1996.

William P. Sovey (66).....................    Director since June 1991
                                              Member: Compensation, Finance, Executive and Nominating
                                              (Chairman) Committees
                                              Chairman of the Board of Newell Co. (manufacturing and
                                              marketing company for high volume hardware and
                                              housewares, office and industrial products) since
                                              January 1, 1998; Vice Chairman of the Board and Chief
                                              Executive Officer of Newell Co. 1992 through 1997. He is
                                              a director of Newell Co. and Teco Energy, Inc.
William R. Wilson (72)....................    Director since July 1992
                                              Member: Audit Review, Compensation and Nominating
                                              Committees
                                              Retired Chairman of the Board and Chief Executive
                                              Officer of Lukens, Inc. (manufacturer and seller of
                                              plate steel and stainless steel products) since December
                                              1991.

                    CLASS I DIRECTORS TERM EXPIRING IN 2002

John T. Lane (57).........................    Director since April 1997
                                              Member: Compensation, Finance, Nominating Committees
                                              Organizational Consultant; Managing Director and Head of
                                              U.S. Private Banking of J. P. Morgan & Co. (investment
                                              banking firm) from 1990 to 1994. He is a director of
                                              Biospecifics Technologies Corp. and Medix Resources,
                                              Inc.
Allan L. Rayfield (64)....................    Director since April 1996
                                              Member: Compensation (Chairman), Finance, Nominating
                                              Committees
                                              Chief Executive Office and Director of M/A Com, Inc.
                                              (microwave manufacturer) November 1993 to December 1994.
                                              He is a director of Parker-Hannifin Corporation and Arch
                                              Communications Group, Inc.
L. Frederick Sutherland (48)..............    Director since January 1995
                                              Member: Compensation, Finance (Chairman) and Nominating
                                              Committees
                                              Executive Vice President and Chief Financial Officer of
                                              ARAMARK Corporation (diversified services management
                                              company) since May 1997; President of Uniform Services
                                              Group of ARAMARK Corporation April 1993 to May 1997.

     The following table sets forth, as of March 13, 2000 with respect to each executive officer of the Company, his name and all positions held during the last five years. Executive Officers are elected annually by the Board of Directors of the Company to serve for a term of office of one year and until their successors are elected.

               NAME AND AGE                                POSITIONS DURING LAST 5 YEARS
               ------------                                -----------------------------
Brian W. H. Marsden (68)..................    Non-employee Chairman of the Company March 1, 1997 to
                                              April 22, 1999; Chairman of the Company April 15, 1996
                                              to April 22, 1999; Chairman and Chief Executive Officer
                                              of the Company January 1, 1993 to April 15, 1996.
Stephen D. Bennett (50)...................    Chairman, President and Chief Executive Officer of the
                                              Company since April 22, 1999; President and Chief
                                              Executive Officer of the Company April 15, 1996 to April
                                              22, 1999; President and Chief Operating Officer of the
                                              Company January 1, 1993 to April 15, 1996.
Derrick T. Bay (52).......................    Controller and Chief Accounting Officer of the Company
                                              since January 19, 1998; Vice President -- Finance of
                                              Acme Steel Company January 1992 to January 1998.
Anthony C. Capito (52)....................    Vice President -- Strategic Planning of the Company
                                              since January 1999; Vice President -- Phase II Expansion
                                              of Acme Steel Company November 1997 to December 1998;
                                              Vice President -- Steel Production of Acme Steel Company
                                              June 1996 to November 1997; General Manager -- Iron &
                                              Steel Operations May 1996 to January 1992.
Robert W. Dyke (52).......................    Senior Vice President -- Fabricating of the Company
                                              since February 1, 1998; Group Vice President of the
                                              Company September 1, 1997 to January 31, 1998. President
                                              of Acme Packaging Corporation since January 1993.
James W. Hoekwater (53)...................    Treasurer of the Company since July 1, 1994.
James N. Howell (58)......................    Senior Vice President -- Steel of the Company and
                                              President of Acme Steel Company since February 1, 1998;
                                              Executive Vice President of Acme Steel Company September
                                              1, 1997 to January 31, 1998.
Gerald J. Shope (56)......................    Vice President -- Human Resources of the Company since
                                              April 1, 1995; Vice President -- Human Resources of Acme
                                              Steel Company January 1, 1992 to March 31, 1995.
Edward P. Weber, Jr. (62).................    Vice President, General Counsel and Secretary of the
                                              Company since May 25, 1992.
Jerry F. Williams (60)....................    Vice President, Finance and Administration and Chief
                                              Financial Officer of the Company since May 25, 1992.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the compensation of the Company's Chief Executive Officer and each of the four other most highly compensated executive officers during 1999 for services for all capacities in the fiscal years 1997, 1998 and 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG TERM
                                                                                    COMPENSATION AWARDS
                                                                                 --------------------------
                                   ANNUAL COMPENSATION             OTHER         SECURITIES
                               ----------------------------        ANNUAL        UNDERLYING     ALL OTHER
                                        SALARY       BONUS      COMPENSATION      OPTIONS      COMPENSATION
NAME AND PRINCIPAL POSITION    YEAR       ($)       ($)(1)          ($)             (#)           ($)(2)
---------------------------    ----     -------     -------     ------------     ----------    ------------
Stephen D. Bennett......       1999     445,000     217,571              (3)          -0-         36,441
President and Chief            1998     445,000         -0-              (3)       20,000         27,661
Executive Officer              1997     405,000     133,875(6)           (3)       24,000         26,180

Robert W. Dyke..........       1999     204,000      61,372              (3)          -0-         14,595
Senior Vice President --       1998     204,000      57,108              (3)        8,000         17,258
Fabricating                    1997     177,340      69,828              (3)        7,000         12,311

James N. Howell(4)......       1999     210,000      61,374        42,331(4)          -0-         14,926
Senior Vice President --       1998     210,000         -0-        58,205(4)        8,000         14,438
Steel                          1997      70,000      43,688(4)     16,131(4)       15,000            -0-

Edward P. Weber, Jr.....       1999     180,000      61,603              (3)          -0-         13,288
Vice President, General        1998     180,000      30,812              (3)        5,000         14,162
Counsel and Secretary          1997     170,000      66,938(6)     18,714(5)        7,000         12,412

Jerry F. Williams.......       1999     215,000      73,583              (3)          -0-         15,872
Vice President-Finance and     1998     215,000      36,804              (3)        5,000         16,366
Administration and Chief       1997     203,000      66,938(6)           (3)        7,000         14,814
Financial Officer

---------------

(1) Except as otherwise footnoted, amounts in this column are for cash bonuses paid pursuant to the Company's 1994 Executive Incentive Compensation Plan, as amended and restated.

(2) Amounts in this column are Company contributions to the Company's (i) Salaried Employees' Retirement Savings Plan ("SERSP"), (ii) Employee Stock Ownership Plan ("ESOP"), and, (iii) until the date of the Chapter 11 Bankruptcy, where the annual compensation of the individual exceeds the IRS statutory limit for 1998 of $160,000, to the Company's Deferred Compensation Plan ("DCP"), based on amounts earned by such executive officers during 1999. The Company contributions to the SERSP, ESOP and DCP for executive officers are based on the same percentages as for all other eligible employees of the Company. The ESOP was merged into the SERSP effective March 1, 1999 and no further contributions have been made to the ESOP by the Company.

(3) Except as indicated, the dollar value of perquisites and other personal benefits for such executive officers was less than the established reporting thresholds.

(4) Mr. Howell became an executive officer of the Company on February 1, 1998. From September 1, 1997 through January 1998 he was an officer of Acme Steel Company, a subsidiary of the Company. His compensation and benefits reported for 1997 and a portion of his compensation and benefits reported for 1998 were paid by Acme Steel Company. The amount reported for Mr. Howell under Bonus in 1997 includes a $15,000 sign-on bonus paid to him in September 1997 when he joined the Company and the dollar value of stock awards granted to him on January 28, 1998 at $9.5625, the average of the high and low prices of the Company's Common Stock on the New York Stock Exchange on the date, as reported in The Wall Street Journal, in lieu of a cash bonus for 1997. The vesting schedule was 50 percent of the shares granted on the date of grant and 50 percent of the shares on January 28, 1999. The amount reported for Mr. Howell under Other Annual Compensation in 1997 includes $11,268 for relocation expenses and $4,863 for automobile expenses, each of which is in excess of 25 percent of the total perquisites and other personal benefits reported for Mr. Howell in 1997; the amount in 1998 includes $41,055 for relocation expenses and $17,151 for automobile expenses, each of which is in excess of 25 percent of the total perquisites and other personal benefits reported for Mr. Howell in 1998; the amount in 1999 includes $41,055 for relocation expenses and $19,312 for automobile expenses, each of which is in excess of 25 percent of the total perquisites and other personal benefits reported for Mr. Howell in 1999.

(5) The amount reported for Mr. Weber consists of $14,964 for automobile expenses which is in excess of 25 percent of the total perquisites and other personal benefits reported for Mr. Weber in 1997.

(6) This amount represents the dollar value of stock awards granted to this executive on January 28. 1998 at $9.5625, the average of the high and low prices of the Company's Common Stock on the New York Stock Exchange on that date, as reported in The Wall Street Journal, in lieu of a cash bonus for 1997. The vesting schedule was 50 percent of the shares granted on the date of grant and 50 percent of the shares on January 28, 1999.

STOCK OPTION GRANTS IN 1999

     No stock options were granted during fiscal 1999.

AGGREGATED OPTION EXERCISES IN 1999 AND FISCAL YEAR END OPTION VALUES

     The following table sets forth certain information concerning the exercise of options in 1999 to purchase Common Stock by the five individuals named in the Summary Compensation Table and the unexercised options to purchase Common Stock held by such individuals at December 26, 1999.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        FISCAL YEAR END OPTION VALUE(1)

                                                        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                              SHARES                     OPTIONS AT 12/26/99             AT 12/26/99(2)
                            ACQUIRED ON    VALUE     ---------------------------   ---------------------------
                             EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
           NAME                 (#)         ($)          (#)            (#)            ($)            ($)
           ----             -----------   --------   -----------   -------------   -----------   -------------
Stephen D. Bennett........       0          N/A        90,400         21,000            0              0
Robert W. Dyke............       0          N/A        30,450          9,500            0              0
James N. Howell...........       0          N/A         5,750         17,250            0              0
Edward P. Weber, Jr.......       0          N/A        37,350          7,250            0              0
Jerry F. Williams.........       0          N/A        42,600          7,250            0              0

---------------

(1) No Stock Appreciation Rights have been granted by the Company.

(2) Calculated on the basis of the fair market value of the underlying securities at fiscal year end, $0.25, minus the exercise price. No options were in-the-money at fiscal year end.

DEFINED BENEFIT PLAN

  AVERAGE ANNUAL EARNINGS                                       ESTIMATED ANNUAL PENSION PAYABLE
     FOR THE 5 HIGHEST                                                        ($)
  12-MONTH PERIODS DURING                                     BASED ON YEARS OF SERVICE INDICATED
  THE LAST 10 CONSECUTIVE                                  ------------------------------------------
     12-MONTH PERIODS                                      15 YEARS         20 YEARS         25 YEARS
  -----------------------                                  --------         --------         --------
  $100,000...............                                   12,380           20,255          28,130 ....
  $150,000...............                                   24,193           36,005          47,818 ....
  $200,000...............                                   36,005           51,755          67,505 ....
  $250,000...............                                   47,818           67,505          87,193 ....
  $300,000...............                                   59,630           83,255          106,880 ....
  $400,000...............                                   83,255          114,755          146,255 ....
  $500,000...............                                  106,880          146,255          185,630 ....

     Since May 29, 1986 Acme Steel has maintained the "Consolidated Pension Plan for Acme Steel Company Salaried Employees and Riverdale and Chicago Plant Hourly Employees" (the "Consolidated Plan"). Effective July 31, 1994, the Acme Metals Incorporated Salaried Employees' Past Service Pension Plan, the plan which provided benefits to certain employees of the Company, including certain executive officers, was merged into the Consolidated Plan, which became the "Consolidated Pension Plan for Acme Salaried and Hourly Employees." Effective January 1, 1994, the Company adopted the Acme Metals Incorporated Supplemental Benefits Plan (the "Supplemental Benefits Plan") to pay benefits to employees of the Company, which would be payable under the Consolidated Plan, except for the limits imposed under the Internal Revenue Code of 1986 (the "Code"). The Supplemental Benefits Plan is a non-qualified plan for purposes of ERISA and is unfunded. Payments under the Supplemental Benefits Plan have been suspended since September 28, 1998, the date on which the Company filed for Chapter 11 Bankruptcy protection.

     The Consolidated Plan provides benefits based on years of credited service with the Company (including prior service with Acme Steel) through December 31, 1981 and average annual earnings for the five highest twelve-month periods during the ten consecutive twelve-month periods preceding retirement. The Company and Mr. Marsden are parties to a deferred compensation agreement which entitled Mr. Marsden to a supplemental pension benefit equivalent to ten years of additional credited service under the Consolidated Plan. Corporate funds, rather than pension trust assets, have been used for payment of these supplemental benefits to Mr. Marsden and any pension benefits payable in excess of the maximum amount permitted under the Code. Mr. Marsden was deemed to have approximately 15 years of credited service at his retirement as an employee of the Company on March 1, 1997. Pension benefits payable to Mr. Marsden in excess of the maximum amounts permitted under the Code were provided under the Supplemental Benefits Plan until the date of the Chapter 11 Bankruptcy. Mr. Williams has approximately 19 years of credited service. Any pension benefits to Mr. Williams in excess of the maximum amounts permitted under the Code would be provided under the Supplemental Benefits Plan unless he experiences a "Discharge for Cause" (as defined in the Supplemental Benefits Plan). Messrs. Bennett, Dyke, Howell and Weber joined the Company after December 31, 1981 and therefore do not participate in the Consolidated Plan. The status of the Supplemental Benefits Plan and future payments from it are uncertain as a result of the Chapter 11 Bankruptcy.

     The preceding table is based upon retirement at age 65, a pension payable for the life of the retiree only, and a social security offset of $10,709.00 per year. Different benefits under the Consolidated Plan may be payable for persons whose employment terminates prior to age 65. For purposes of the table, average annual earnings include salaries and bonuses paid or deferred during the twelve-month period.

     The Consolidated Plan provides a transition pension for salaried employees, including certain executive officers, who were employed on December 31, 1981, if the benefit attributable to certain contributions by the Company after December 31, 1981 under the Company's Salaried Employees' Retirement Savings Plan (the "SERSP") is less than the benefit under the Consolidated Plan, which would be attributable to continuous service between January 1, 1982 and the earlier of December 31, 1991 or termination of employment. The amount attributable to such Company contributions from 1982 through 1988 is all Company contributions in excess of six and one-half percent of the participant's earnings and from 1989 through 1991 is all Company contributions, for each calendar quarter of continuous service, together with amounts which would have been earned had such contributions been invested and reinvested in the SERSP in the (i) Diversified Investment Fund from January 1, 1982 through August 31, 1995, and (ii) Vanguard Asset Allocation Fund commencing September 1, 1995. In the case of executive officers, earnings are the same for purposes of the SERSP as for purposes of the Consolidated Plan. Future performance of the Vanguard Asset Allocation Fund, annuity interest rates, and the earnings of participants during the ten years preceding retirement will determine whether or not any transition pension will be payable. Unless a participant becomes entitled to a transition pension, years of credited service after December 31, 1981 will have no effect on any estimated annual pension payable pursuant to the Consolidated Plan.

CHANGE IN CONTROL ARRANGEMENTS

     The Company had a Key Executive Severance Pay Plan (the "Original Severance Plan") in place from January 22, 1987 until February 23, 1999. The Original Severance Plan covered designated executive officers of the Company and its subsidiaries and provided certain benefits if a designated officer's employment with the Company was terminated within three years after a "Change in Control" of the Company (as defined in the Original Severance Plan). The Original Severance Plan was terminated by order of the Bankruptcy Court on February 23, 1999 and replaced in its entirety by a section of the severance component of the Company's Key Employee Retention Plan, which was approved by the Bankruptcy Court on February 23, 1999 (the "New Plan").

     The Change in Control section of the severance component of the New Plan (the "Change in Control Plan") will provide lump sum severance payments to designated participants whose employment with the Company is terminated involuntarily and without "Cause" (as defined in the New Plan) as a consequence of the Chapter 11 Bankruptcy process or as a result of a Change in Control (as defined in the New Plan). In addition, following a Change in Control a designated participant may elect to terminate his or her employment without loss of severance benefits in certain specified contingencies, including termination of the participant's position as an officer or director; a significant adverse change in the participant's position, duties or compensation; a good faith determination by the participant that as a result of the Change in Control he or she is unable to carry out the authorities, powers, functions or duties attached to his or her position; or excessive travel requirements or the substantial relocation of the participant's place of work (such events being deemed to be "Constructive Termination"). Any amounts paid to participants pursuant to the retention payment component of the New Plan will be deducted from the amounts payable pursuant to the Change in Control Plan.

     Under the New Plan, a Change in Control is deemed to have occurred if at any time from February 23, 1999 until one year following the date upon which the Bankruptcy Court approves an order confirming a Plan of Reorganization (as defined in the New Plan), (i) there occurs a consolidation, dissolution, liquidation, merger, sale, lease, exchange or other transfer of all or a significant portion of the Company's business and/or assets, or there occurs a Reorganization of the Company in which the Company is not the surviving entity or pursuant to which debt is exchanged for voting securities of the Company resulting in the holders of the Company's voting securities immediately prior to the Reorganization holding less than 75 percent of the outstanding voting securities of the surviving or acquiring entity; (ii) the Company sells, leases, exchanges or transfers all or substantially all of its business and/or assets to another entity less than 75 percent of whose outstanding voting securities are owned by the holders of the Company's voting securities immediately prior to such transfer; (iii) the Company's shareholders approve a plan for the liquidation or dissolution of the Company; (iv) a filing is made with the SEC disclosing the beneficial ownership by any person or group of 51 percent or more of the voting power of the Company; (v) during any period of two consecutive years, individuals who were directors at the beginning of such period cease to constitute a majority of the Board of Directors of the Company without the approval of two-thirds of the remaining members of the Board of Directors; (vi) prior to a confirmation of a Plan of Reorganization, an event or events occur which the Board of Directors, with the consent of the Official Committee of Unsecured Creditors of the Company or the approval of the Bankruptcy Court, determines to be a Change in Control; (vii) after the confirmation of a Plan of Reorganization, an event or events occur which the Board of Directors determines to be a Change in Control.

     Participants covered by the New Plan are divided into three groups. All of the individuals named in the Summary Compensation Table are in Group I. In the event of the involuntary termination or Constructive Termination of their employment pursuant to the terms of a Change in Control, they will be entitled to receive a sum equal to one and one-half times the sum of (i) their base salary as of the date of their termination, plus (ii) an amount equal to the average of the compensation paid to them pursuant to the Company's Executive Incentive Compensation Plan or the New Plan, whichever is applicable, for the two years prior to termination. In addition, such individuals will be paid an amount to cover premiums for hospitalization, medical and accident insurance premiums for a period of eighteen months. For a period of eighteen months following termination, such individuals will be entitled to receive all benefits to which they are presently entitled as participants under the Company's Salaried Employees' Retirement Savings Plan, the Consolidated Plan or other severance compensation, deferred compensation, disability and/or retirement plans.

     The net amount payable to any participant under the Change in Control Plan, taking into account payments under Other Plans, (as defined in the New Plan) as appropriate, may not exceed 2.99 times the participant's "base amount" (as defined in Section 280G of the Code, which generally, is the average of the participant's taxable annual income received from the Company during the five-year period preceding the Change in Control, to avoid the special tax rules applicable to "excess parachute payments" under federal income tax legislation enacted in 1984.

     To protect both the Company and any participant if the severance compensation under the Change in Control Plan, either alone or together with other payments to a participant, would constitute "excess parachute payments," as defined in Section 280G of the Code, such severance compensation payment would be reduced to the largest amount as would result in no portion of such payments being disallowed as deductions to the Company under Section 280G of the Code and no portion of such payments subjecting a participant to the excise tax imposed by Section 4999 of the Code. The determination of such reductions will be made, in good faith, by the Company's independent accountants and will be conclusively binding upon the Company and such participant.

                               PERFORMANCE GRAPH

     Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Report on Form 10-K, in whole or in part, the following Performance Graph and the Report of the Compensation Committee of the Board of Directors of Acme Metals Incorporated on Executive Compensation shall not be incorporated by reference into any such filings.

     The performance graph below provides an indicator of the cumulative total shareholder return for the Company for a five-year period as compared with the cumulative total return of the Russell 2000 Index of companies and a group of peer companies.

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
                  ACME METALS INCORPORATED, RUSSELL 2000** AND
                            VALUE LINE PEER GROUP***

                            [PERFORMANCE GRAPH]<QC>

DATE                                                      ACME METALS    RUSSELL 2000    PEER GROUP
----                                                      -----------    ------------    ----------
December 1994.........................................      $100.00        $100.00        $100.00
December 1995.........................................      $ 78.89        $126.21        $ 88.47
December 1996.........................................      $107.27        $144.84        $ 90.14
December 1997.........................................      $ 54.67        $174.56        $ 85.18
December 1998.........................................      $  1.66        $168.54        $ 73.47
December 1999.........................................      $  1.44        $201.61        $ 81.65

---------------

* Assumes $100 invested on December 31, 1994 in Common Stock, the Russell 2000 Index, and the Value Line Peer Group of companies, and assumes the reinvestment of dividends on a quarterly basis.

** The Russell 2000 Index consists of 2,000 companies with a range of capitalization comparable to the Company.

*** The Value Line Integrated Steel Peer Group for 1999 consists of the companies in the Value Line Investment Survey -- Steel Group (integrated), and includes: AK Steel Corporation, Bethlehem Steel Corp., Dofasco, Inc., LTV Steel Company, Inc., USX- U.S. Steel Group. These companies are engaged in substantially the same industry and are subject to the same market influences as the Company. From 1994 through 1998, Inland Steel Industries, Inc. was included, 1996 through 1998 British Steel was included, Stelco Industries Inc. was included in the Value Line Peer Group, and British Steel was not so included; from 1992 through 1996 WHX Corp. (now known as Weirton Steel) was included in the Value Line Peer Group and AK Steel Holdings was not so included.

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     This report is submitted by the Compensation Committee of the Board of Directors to provide the shareholders with an understanding of the Company's executive compensation program.

THE COMMITTEE

     The Committee is composed of six independent non-employee members of the Board, each of whom meets the definition of "non-employee director" as set forth in Rule 16b-3 of the Securities Exchange Act of 1934, as amended. It is the Committee's responsibility to develop and review the total compensation paid to all executive officers of the Company and its subsidiaries. Annually, it receives recommendations from management and reviews those recommendations with professional outside compensation consultants prior to recommending compensation programs and levels to the full Board of Directors. The Committee held two meetings during the fiscal year ended December 26, 1999. No Committee members have interlocking relationships as defined by the SEC.

COMPENSATION POLICIES AND OBJECTIVES

     The Company's overall compensation philosophy is to reward its key executives in line with median levels for similar positions in comparable metals or manufacturing industries, with individual base salaries reflecting their scope of responsibilities, impact on Company performance, experience, and proficiency in their position. As such, the Committee's principal objective in developing compensation opportunities is to support this philosophy and the Company's objective of increasing shareholder returns.

     On September 28, 1998, the Company filed voluntary petitions for relief, pursuant to Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Pursuant to the Bankruptcy Code, the Company continues to operate their respective business as debtors-in-possession.

     As a result of the Chapter 11 Bankruptcy, the Committee has recognized the need to adopt, with Court approval, a Key Employee Retention Plan ("Retention Plan"), which is designed to encourage key employees to remain with the Company throughout this Chapter 11 Bankruptcy. The continued employment of these individuals is critical to the Company's ability to successfully achieve the reorganization of the Company.

     To achieve these goals, the Committee has implemented the following compensation program during the Reorganization period pursuant to the Retention Plan.

COMPENSATION PROGRAM COMPONENTS

     The particular elements of the compensation program for executive officers are outlined below.

     Base Salary -- Base salary opportunities are principally established at the median level of salaries in a peer group of public corporations wherein the Company competes for talent. Annual salary adjustments are recommended by the Committee to the Board of Directors based on the individual's performance against annual objectives, the individual's position within the assigned salary range, the Company's financial results, and peer group increase projections.

     Annual Incentive Compensation Component -- Within the first ninety days of each year, the Committee adopts, subject to ratification by the Board of Directors, the performance based executive incentive compensation component ("EIC") objectives for that year, designates the participants to one of six groups having varying ranges of incentive compensation opportunities, and determines how incentive payments will be calculated. The maximum incentive compensation opportunity for any individual is seventy-five percent of his base salary for the year in question. In 1999, the corporate performance criteria was divided between achieving certain levels of earnings before interest, taxes, depreciation and amortization ("EBITDA") and reduction of corporate expenses criteria subject to achievement of a subsidiary's and/or the Company's 1999 Profit Plan objectives to earn the target EIC payment. Payments in future years will be dependent upon the Company achieving, or exceeding, the performance criteria established in those years. The Committee, subject to ratification by the Board of Directors and Bankruptcy Court approval, reserves the right to amend, suspend or terminate, in whole or in part, any or all provisions of the Plan, provided the same does not result in an increase in the awards made to the Chief Executive Officer or certain other executive officers.

     Retention Payment Component -- This part of the Retention Plan would provide a lump sum payment, equal to a percentage of annual salary, to an employee who remains with the Company throughout and beyond the Chapter 11 Bankruptcy. The retention payment component has four levels of participation based upon an individual's responsibilities within the Company.

     The applicable retention payment would accrue monthly during each year, or partial year, until a reorganization plan is confirmed by the Bankruptcy Court. At the time the reorganization plan is confirmed, one-half of the accrued retention payment would be paid to each respective employee. The balance (one-half) would be paid to such employee one year following the Bankruptcy Court's confirmation of the reorganization plan.

     The maximum retention payment opportunity for any individual is thirty percent (30 percent) of his base salary of any year in question.

     Severance Component -- In those circumstances which dictate certain employees be terminated involuntarily as a consequence of the Chapter 11 Bankruptcy, these employees would receive a lump sum severance payment to provide adequate financial security to the employees and their families while they secure new employment. The severance component has four levels of payment which are correlated with the amount of time it would reasonably take a participant to locate new employment comparable to their prior position with the Company.

     The maximum payment authorized for any individual pursuant to the severance component would be an amount equal to one and one-half years of the individual's base salary plus target annual incentive compensation. Severance payments would also include a separate amount to cover premiums for continuation of medical insurance for a maximum of eighteen months or until the individual obtains such insurance through a new employer. A participant who receives a severance payment would not also be entitled to a retention payment under this retention plan.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

     The Chief Executive Officer's compensation is also reviewed annually and is compared to other chief executive officers of public corporations, similar in size and character to the Company, by an independent, professional consulting firm. In determining the Chief Executive Officer's salary in 1999, the Committee took into account the Company's financial performance as compared to other similarly situated companies and his individual contributions and responsibilities. The Committee is also influenced by the Chief Executive Officer's experience within the steel industry, his representation of the Company within the industry, and his stature within industry organizations. The Committee believes it is important to compensate the Chief Executive Officer at an appropriate level within the salary range of his peers in similar businesses of equivalent size and complexity. The Chief Executive's annual base salary was $445,000 for fiscal 1999.

LIMITATIONS ON DEDUCTIBILITY OF EXECUTIVE COMPENSATION

     In 1993 the Code was amended (I.R.C. sec.162(m)) to impose a new limitation, beginning in 1994, on a corporation's ability to deduct compensation in excess of $1,000,000 paid to the Chief Executive Officer and the four other most highly compensated executive officers of the Company ("Covered Executives"). Generally, amounts paid to Covered Executives in excess of the $1,000,000 limitation are not deductible by the Company, unless such compensation qualifies under I.R.C. sec.162(m) and the regulations proposed thereunder, as performance-based compensation.

     The Committee has amended the Company's executive compensation plans in a manner which it believes will qualify certain components of its executive compensation program (1994 Executive Incentive Compensation Plan and 1994 Stock Incentive Program) as performance-based compensation.

     The Company will continue to monitor the requirements of the Code and to determine what actions should be taken by the Company in order to preserve the tax deduction for executive compensation to the maximum extent, consistent with the Company's continuing goals of providing the executives of the Company with appropriate incentives and rewards for their performance.

SUMMARY

     The Committee believes that the total executive compensation program of the Company is competitive with compensation programs provided by other corporations in similar circumstances and with which the Company competes. Further, the Key Employee Retention Plan is directly linked to both the annual financial and operational results of the Company, and the Company's ability to retain key personnel throughout the Chapter 11 Bankruptcy in order to enable the Company to complete the Chapter 11 Bankruptcy in the shortest feasible time.

     Submitted by the Compensation Committee of the Board of Directors: Allan L. Rayfield, Chairman; John T. Lane, Frank A. LePage, William P. Sovey, L. Frederick Sutherland and William R. Wilson.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OTHER PRINCIPAL HOLDER OF VOTING SECURITIES

     On March 13, 2000, Vanguard Fiduciary Trust Company, Trustee for the Company's Salaried Employees' Retirement Savings Plan and the Alpha Tube Corporation Employees' 401(k) Retirement Plan, held 584,968 shares, or 5 percent, of the shares of Common Stock then outstanding, a portion of which are included in the share ownership of executive officers in the table of officers' and directors' beneficial ownership of securities below.

OFFICERS AND DIRECTORS

     The following table sets forth as of March 13, 2000 information with respect to beneficial ownership of the Company's Common Stock by all directors and nominees, each of the executive officers named in "Executive Compensation" below, and all directors and executive officers as a group.

                                                               AMOUNT AND NATURE OF        PERCENT
                  NAME OF BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP(1)    OF CLASS(2)
                  ------------------------                    -----------------------    -----------
Stephen D. Bennett..........................................          102,421(3)            *
Buddy W. Davis..............................................              700               *
Robert W. Dyke..............................................           33,705(4)            *
James N. Howell.............................................            6,148(5)            *
Andrew R. Laidlaw...........................................           12,490               *
John T. Lane................................................            1,000               *
Frank A. LePage.............................................            1,000               *
Reynold C. MacDonald........................................           55,000               *
Brian W. H. Marsden.........................................          211,839(6)           1.8%
Allan L. Rayfield...........................................            2,000               *
William P. Sovey............................................            1,490               *
L. Frederick Sutherland.....................................            2,000               *
Edward P. Weber, Jr.........................................           49,982(7)            *
Jerry F. Williams...........................................           76,968(8)            *
William R. Wilson...........................................           26,990               *
All directors and executive officers as a group, 19
  persons...................................................          642,422(3)(4)(5)(6)   5.5%
                                                                             (7)(8)(9)

---------------

*   Less than 1% of class

(1) As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to the security through any contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, beneficial ownership consists of sole voting and investment power.

(2) The shares owned by each person or entity, or by the group, and the shares included in the total number of shares outstanding have been adjusted and the percent owned has been computed in accordance with Rule 13d-3(d)(1) under the Securities and Exchange Act of 1934.

(3) Includes 90,400 shares which are not now owned but could be acquired by exercise of vested stock options, and 3,146 shares held by the trustee of the Company's SERSP which are attributable to Mr. Bennett's account.

(4) Includes 30,450 shares which are not now owned but could be acquired by exercise of vested stock options, and 5,436 shares held by the trustee of the SERSP which are attributable to Mr. Dyke's account.

(5) Includes 5,750 shares which are not now owned but could be acquired by exercise of vested stock options, and 248 shares held by the trustee of the SERSP which are attributable to Mr. Howell's account.

(6) Includes 122,150 shares which are not now owned but could be acquired by exercise of vested stock options and 2,500 shares owned by a family member as to which shares Mr. Marsden disclaims beneficial ownership.

(7) Includes 37,350 shares which are not now owned but could be acquired by exercise of vested stock options and 50 shares held by family members, which are attributable to Mr. Weber's account.

(8) Includes 42,600 shares which are not now owned but could be acquired by exercise of vested stock options, and 16,669 shares held by the trustee of the SERSP which are attributable to Mr. Williams' account.

(9) Includes 29,825 shares which are not now owned but could be acquired by exercise of vested stock options and a total of 5,632 shares held by the trustee of the SERSP which are attributable to the accounts of four executive officers who are not named in "Executive Compensation" below.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than ten percent shareowners are required by SEC regulations to furnish the Company with copies of all Forms 3, 4 and 5 filed.

     Based solely on the Company's review of the copies of such forms it has filed on behalf of officers or directors or received from them and written representations from certain reporting persons that they were not required to file Forms 4 or 5 for specified fiscal years, the Company believes that all its officers, directors, and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 1999 with two exceptions. Messrs. MacDonald and Weber were one month late filing forms reporting the disposition of shares of Company common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In fiscal year 1999, the Company made payments to ARAMARK Corporation ("ARAMARK") in the amount of $144,219 for food and uniform services; Mr. Sutherland, is an executive of ARAMARK. The Company paid $33,520 for professional services to Seyfarth, Shaw, Fairweather and Geraldson, a law firm of which Mr. Laidlaw is a partner. These transactions were in the ordinary course of business, at competitive prices and terms and at arm's length. In the opinion of management, in no instance have the amounts involved been material in relation to the business of the Company or, to the knowledge and belief of management of the Company, to the business of the other organizations or to the individuals concerned.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     (1) Financial Statements:

     The response to this portion of Item 14 is submitted in a separate section of this report. See the audited Consolidated Financial Statements and Financial Statement Schedule of Acme Metals Incorporated attached hereto and listed on the index.

     (2) Financial Statement Schedule:

     The response to this portion of Item 14 is submitted in a separate section of this report. See the audited Consolidated Financial Statements and Financial Statement Schedule of Acme Metals Incorporated attached hereto and listed on the index.

     (3) Exhibits

EXHIBIT          DESCRIPTION
-------          -----------
 3.    Articles of Incorporation and By-Laws
       3(i)      Restated Certificate of Incorporation of the Registrant, as
                 amended by the Certificate of Designation of Junior
                 Participating Preferred Stock, Series A. Filed as Exhibit
                 3(i) to the Registrant's Annual Report on Form 10-K for the
                 fiscal year ended December 31, 1995 (the "1995 10-K") and
                 incorporated by reference herein.
       3(ii)     Amended and Restated By-Laws of the Registrant as adopted
                 February 27, 1997. Filed as Exhibit 3(ii) to the
                 Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 (the "1996 10-K") and incorporated by reference herein.
 4.    Instruments Defining the Rights of Security Holders, Including
       Indentures
       4.1       Rights Agreement dated as of July 15, 1994 between the
                 Registrant and First Chicago Trust Company of New York,
                 Rights Agent. Filed as Exhibit 1 to the Form 8-A dated
                 August 8, 1994 and Form 8-A/A dated August 12, 1994 and
                 incorporated by reference herein.
       4.2       Indenture dated as of August 11, 1994 among the Registrant and Guarantors and Shawmut Bank Connecticut, National
                 Association as trustee, relating to the 12 1/2 percent
                 Senior Secured Notes due 2002. Filed as Exhibit 4.2 to
                 Amendment No. 2 to the Registrant's Annual Report on Form
                 10-K for the fiscal year ended December 25, 1994 (Amendment
                 No. 2 to the "1994 10-K") and incorporated by reference
                 herein.
       4.3       Form of 12 1/2 percent Senior Secured Note due 2002
                 (included as Exhibit A to Exhibit 4.2). Filed as Exhibit 4.3 to Amendment No. 2 to the 1994 10-K and incorporated by
                 reference herein.
       4.4       First Supplemental Indenture dated as of December 3, 1997
                 among the Registrant and Guarantors and State Street Bank
                 and Trust Company, as Trustee, relating to the 12 1/2
                 percent Senior Secured Notes due 2002. Filed as Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the
                 fiscal year ended December 28, 1997 (the "1997 10-K") and
                 incorporated by reference herein.
       4.5       Indenture dated as of August 11, 1994 among the Registrant and Guarantors and Shawmut Bank, Connecticut, National
                 Association as trustee, relating to the 13 1/2 percent
                 Senior Secured Discount Notes due 2004. Filed as Exhibit 4.4
                 to Amendment No. 2 to the 1994 10-K and incorporated by
                 reference herein.
       4.6       Form of 13 1/2 percent Senior Secured Discount Note due 2004
                 (included as Exhibit A to Exhibit 4.4). Filed as Exhibit 4.5 to Amendment No. 2 to the 1994 10-K and incorporated by
                 reference herein.

EXHIBIT          DESCRIPTION
-------          -----------
       4.7       First Supplemental Indenture dated as of December 3, 1997
                 among the Registrant and Guarantors and State Street Bank
                 and Trust Company, as Trustee, relating to the 13 1/2
                 percent Senior Secured Discount Notes due 2004. Filed as
                 Exhibit 4.7 to the 1997 10-K and incorporated by reference herein.
       4.8       Collateral Agency Agreement dated as of August 11, 1994
                 among the Registrant, Acme Steel Company ("Acme Steel"),
                 Acme Packaging Corporation ("Acme Packaging"), the Trustees,
                 the Term Loan Agent and the Collateral Agent. Filed as
                 Exhibit 4.6 to Amendment No. 2 to the 1994 10-K and
                 incorporated by reference herein.
       4.9       Amended and Restated Collateral Agency Agreement dated as of
                 December 18, 1997 by and among the Registrant, Acme Steel,
                 Acme Packaging, Bankers Trust Company and State Street Bank
                 and Trust Company, as Collateral Agents. Filed as Exhibit
                 4.9 to the 1997 10-K and incorporated by reference herein.
       4.10      Company Stock Pledge Agreement dated as of August 11, 1994 between the Registrant and the Collateral Agent. Filed as
                 Exhibit 4.7 to Amendment No. 2 to the 1994 10-K and
                 incorporated by reference herein.
       4.11      Subsidiary Stock Pledge Agreement dated as of August 11,
                 1994 among Acme Steel, Acme Packaging and the Collateral
                 Agent. Filed as Exhibit 4.8 to Amendment No. 2 to the 1994
                 10-K and incorporated by reference herein.
       4.12      Security Agreement dated as of August 11, 1994 between Acme
                 Steel and the Collateral Agent. Filed as Exhibit 4.9 to
                 Amendment No. 2 to the 1994 10-K and incorporated by
                 reference herein.
       4.13      Mortgage dated as of August 11, 1994 from Acme Steel to the
                 Collateral Agent. Filed as Exhibit 4.10 to Amendment No. 2
                 to the 1994 10-K and incorporated by reference herein.
       4.14      Intercreditor Agreement dated as of August 11, 1994 among
                 the Registrant, Acme Steel, Harris Trust and Savings Bank
                 and the Collateral Agent. Filed as Exhibit 4.11 to Amendment
                 No. 2 to the 1994 10-K and incorporated by reference herein.
       4.15      Disbursement Agreement dated as of August 11, 1994 between the Registrant and the Collateral Agent. Filed as Exhibit
                 4.12 to Amendment No. 2 to the 1994 10-K and incorporated by reference herein.
       4.16      Form of Registration Rights Agreement dated March 28, 1994 among the Registrant and The Substituted Purchasers. Filed as Exhibit 4.13 to the Registrant's Annual Report on Form
                 10-K for the fiscal year ended December 25, 1994 (the "1994
                 10-K") and incorporated by reference herein.
       4.17      Indenture dated as of December 18, 1997 between the
                 Registrant, as Issuer; Acme Steel, as Guarantor; and Harris
                 Trust and Savings Bank, as Trustee; relating to the 10 7/8 percent Senior Notes due 2007. Filed as Exhibit 4.17 to the
                 1997 10-K and incorporated by reference herein.
       4.18      Registration Rights Agreement dated December 18, 1997
                 between the Registrant, Morgan Stanley & Co. Incorporated,
                 Salomon Brothers, Inc., First Chicago Capital Markets, Inc.,
                 and Nesbitt Burns Securities Inc., as placement agent. Filed as Exhibit 4.18 to the 1997 10-K and incorporated by
                 reference herein.
       4.19      Amended and Restated Intercreditor Agreement, dated as of
                 December 18, 1997 among the Registrant, Acme Steel, Harris
                 Trust and Savings Bank and State Street Bank and Trust
                 Company. Filed as Exhibit 4.19 to the Company's Registration
                 Statement on Form S-4, SEC file No. 33-52749, filed on May
                 15, 1998.
10.    Material contracts
       10.1      Tax Indemnification Agreement between Acme Steel and The
                 Interlake Corporation ("Interlake") dated May 30, 1986.
                 Filed as Exhibit 10.1 to the Registrant's Annual Report on
                 Form 10-K for the fiscal year ended December 27, 1992, SEC
                 File No. 0-14727 (the "1992 Form 10-K") and incorporated by reference herein.

EXHIBIT          DESCRIPTION
-------          -----------
       10.2      Cross-Indemnification Agreement between Acme Steel and
                 Interlake dated May 29, 1986. Filed as Exhibit 10.2 to the
                 1992 Form 10-K and incorporated by reference herein.
       10.3      Amended and Restated $80,000,000 Credit Agreement dated as of December 18, 1997 by and among Acme Group and Harris
                 Trust and Savings Bank and The First National Bank of
                 Chicago, as Co-Agents (the "Working Capital Facility").
                 Filed as Exhibit 10.13 to the 1997 10-K and incorporated by reference herein.
       10.4      First Amendment to the Working Capital Facility effective as of December 18, 1997. Filed as Exhibit 10.4 to the 1997 10-K
                 and incorporated by reference herein.
       10.5      Second Amendment to the Working Capital Facility dated May
                 11, 1998. Filed as Exhibit 10.1 to the Form 10-Q filed on
                 May 13, 1998 (the "1998 First Quarter 10-Q") and
                 incorporated by reference herein.
       10.6      $175,000,000 Credit Agreement dated as of December 18, 1997
                 (the "$175,000,000 Credit Agreement") among the Registrant,
                 Various Lenders, Bankers Trust Company, as Administrative
                 Agent; Morgan Stanley Senior Funding, Inc., as Syndication
                 Agent and Arranger; and ancillary documents. Filed as
                 Exhibit 10.17 to the 1997 10-K and incorporated by reference herein.
       10.7      First Amendment to $175,000,000 Credit Agreement dated May
                 12, 1998. Filed as Exhibit 10.2 to the 1998 First Quarter
                 10-Q and incorporated by reference herein
       10.8      Loan and Security Agreement dated as of December 18, 1998
                 among BankAmerica Business Credit, Inc. and AM South Bank, as lenders; BankAmerica Business Credit, Inc., as Agent; and
                 Acme Metals Incorporated, Acme Steel Company, Acme Packaging
                 Corporation, Alabama Metallurgical Corporation and Acme
                 Steel Company International, Inc., as Borrowers. Filed as
                 Exhibit 10.8 to the Registrant's Annual Report on Form 10-K
                 for the fiscal year ended December 27, 1998 (the "1998
                 10-K") and incorporated by reference herein.
       10.9      Guaranty dated as of December 18, 1998 by Alpha Tube
                 Corporation in favor of BankAmerica Business Credit, Inc., as Agent. Filed as Exhibit 10.9 to the 1998 10-K and
                 incorporated by reference herein.
       10.10     Security Agreement dated as of December 18, 1998 between
                 Alpha Tube Corporation and BankAmerica Business Credit,
                 Inc., as Agent. Filed as Exhibit 10.10 to the 1998 10-K and
                 incorporated by reference herein.
       10.11     Cash Flow Agreement dated as of December 18, 1998 between
                 Acme Metals Incorporated, Acme Steel Company, Acme Packaging
                 Corporation, Alabama Metallurgical Corporation, Acme Steel
                 Company International, Inc., as Borrowers; Alpha Tube
                 Corporation, and BankAmerica Business Credit, Inc., as
                 Agent. Filed as Exhibit 10.11 to the 1998 10-K and
                 incorporated by reference herein.
       10.12     Form of Engineering, Procurement and Construction Contract
                 dated July 28, 1994 between Acme Steel and Raytheon
                 Engineers & Constructors, Inc. Filed as Exhibit 10.41 to
                 Amendment No. 3 to Form S-1 Registration Statement, SEC File
                 No. 33-54101, and incorporated by reference herein.
       10.13     Amendment 1 to Engineering, Procurement and Construction
                 Contract between Acme Steel and Raytheon Engineers &
                 Constructors, Inc. dated as of July 28, 1994. Filed as
                 Exhibit 10.11 to the 1994 10-K and incorporated by reference herein.
       10.14     Amendment 2 to Engineering, Procurement and Construction
                 Contract between Acme Steel and Raytheon Engineers &
                 Constructors, Inc. dated as of March 21, 1995. Filed as
                 Exhibit 10.12 to the 1994 10-K and incorporated by reference herein.
       10.15     Joint Development Program Agreement dated July 28, 1994
                 between Acme Steel and SMS Schloemann-Siemag, AG. Filed as
                 Exhibit 10.13 to the 1994 10-K and incorporated by reference herein.

EXHIBIT          DESCRIPTION
-------          -----------
       10.16     Retainer Agreement between Registrant and Brian W. H.
                 Marsden dated March 1, 1997. Filed as Exhibit 10.19 to the
                 1996 10-K and incorporated by reference herein.
       10.17     Non-Employee Directors Retirement Plan dated February 22,
                 1990 as adopted May 25, 1992.(1) Filed as Exhibit 10.4 to
                 the 1992 10-K and incorporated as reference herein.
       10.18     Form of Indemnification Agreement for directors and certain officers of the Registrant. Filed as Exhibit 10.20 to the
                 1995 10-K and incorporated as reference herein.
       10.19     Amendment and Restatement of the 1994 Executive Incentive
                 Compensation Plan of Acme Metals Incorporated as adopted
                 April 24, 1997.(1) Filed as Appendix B to the Proxy
                 Statement for the Annual Meeting of Shareholders held on
                 April 24, 1997 (the "1997 Proxy Statement") and incorporated by reference herein.
       10.20     Deferred Compensation Agreement dated May 24, 1986 between the Registrant and Brian W. H. Marsden as adopted May 25,
                 1992.(1) Filed as Exhibit 10.15 to the 1992 10-K and
                 incorporated by reference herein.
       10.21     Acme Metals Incorporated Deferred Compensation Plan as
                 Amended and Restated effective January 1, 1994 and adopted
                 November 21, 1994.(1) Filed as Exhibit 10.23 to the 1994
                 10-K and incorporated by reference herein.
       10.22     Key Executive Severance Pay Plan dated January 22, 1987, as adopted May 25, 1992.(1) Filed as Exhibit 10.24 to the 1995
                 10-K and incorporated by reference herein. Exhibit 1 amended through January 29, 1998.(1) Filed as Exhibit 10.30 to the
                 1997 10-K and incorporated by reference herein.
       10.23     Acme Metals Incorporated 1994 Stock Incentive Program as
                 adopted April 28, 1994.(1) Filed as Exhibit 10.25 to the
                 1994 10-K and incorporated by reference herein.
       10.24     Acme Metals Incorporated 1997 Non-Employee Directors' Stock
                 Option Plan.(1) Filed as Appendix A to the 1997 Proxy
                 Statement and incorporated by reference herein.
       10.25     Acme Metals Incorporated Employee Stock Ownership Plan
                 Restated effective September 1, 1995. Filed as Exhibit 10.27 to the 1996 10-K and incorporated by reference herein.
       10.26     Acme Metals Incorporated Salaried Employees' Retirement
                 Savings Plan Restated effective September 1, 1995. Filed as
                 Exhibit 10.28 to the 1996 10-K and incorporated by reference herein.
       10.27     Consolidated Pension Plan for Acme Salaried and Hourly
                 Employees as Amended and Restated effective November 1, 1994
                 ("Consolidated Pension Plan") with Appendix A to the
                 Consolidated Pension Plan as Amended and Restated effective
                 July 31, 1994.(1) Filed as Exhibit 10.44 to the 1994 10-K
                 and incorporated by reference herein.
       10.28     Appendix B to the Consolidated Pension Plan as Amended and
                 Restated effective September 1, 1993.(1) Filed as Exhibit
                 10.30 to the 1995 10-K and incorporated by reference herein.
       10.29     Appendix C to the Consolidated Pension Plan effective
                 December 31, 1993.(1) Filed as Exhibit 10.31 to the 1995
                 10-K and incorporated by reference herein.
       10.30     First Amendment to the Consolidated Pension Plan dated
                 September 19, 1995.(1) Filed as Exhibit 10.32 to the 1995
                 10-K and incorporated by reference herein.
       10.31     Acme Metals Incorporated Supplemental Benefits Plan
                 effective January 1, 1994.(1) Filed as Exhibit 10.45 to the
                 1994 10-K and incorporated by reference herein.
       10.32     Acme Metals Incorporated Salaried Employees Past Service
                 Pension Plan ("Past Service Pension Plan") dated June 1,
                 1992.(1) Filed as Exhibit 10.37 to the 1992 10-K and
                 incorporated by reference herein.
       10.33     Amendment No. 1 to the Past Service Pension Plan.(1) Filed
                 as Exhibit 10.38 to the Registrant's Annual Report on Form
                 10-K for the fiscal year ended December 26, 1993, SEC File
                 No. 0-14727, and incorporated by reference herein.

EXHIBIT          DESCRIPTION
-------          -----------
       10.34     Amendment No. 2 to the Past Service Pension Plan.(1) Filed
                 as Exhibit 10.48 to the 1994 10-K and incorporated by
                 reference herein.
       10.35     Key Employee Retention Plan.(1) Filed as Exhibit 10.35 to
                 the 1998 10-K and incorporated by reference herein.
       21        Subsidiaries of the registrant. Filed as Exhibit 21 to the
                 1998 Form 10-K and incorporated by reference herein.
       23        Consent of experts and counsel
       *23.1     Consent of PricewaterhouseCoopers LLP
       *27       Financial Data Schedule

     (b) Reports on Form 8-K

     Form 8-K dated January 20, 2000 reported that the U.S. Bankruptcy Court of Delaware denied a motion of certain equity holders of the Company to appoint an equity committee to represent the interests of the Company's equity holders in the pending bankruptcy proceedings.
-------------------------
 *  Filed herewith
(1) Filed pursuant to Item 14 of Form 10-K

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACME METALS INCORPORATED

  /s/ STEPHEN D. BENNETT                              Chairman, President, and Chief        March 24, 2000
  ---------------------------------------------       Executive Officer
  Stephen D. Bennett

  /s/ JERRY F. WILLIAMS                               Vice President-Finance and            March 24, 2000
  ---------------------------------------------       Administration and Chief
  Jerry F. Williams                                   Financial Officer (Principal
                                                      Financial Officer)

  /s/ DERRICK T. BAY                                  Controller and Chief Accounting       March 24, 2000
  ---------------------------------------------       Officer (Principal Accounting
  Derrick T. Bay                                      Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/ BUDDY W. DAVIS                                  Director                              March 24, 2000
  ---------------------------------------------
  Buddy W. Davis

  /s/ ANDREW R. LAIDLAW                               Director                              March 24, 2000
  ---------------------------------------------
  Andrew R. Laidlaw

  /s/ JOHN T. LANE                                    Director                              March 24, 2000
  ---------------------------------------------
  John T. Lane

  /s/ FRANK A. LEPAGE                                 Director                              March 24, 2000
  ---------------------------------------------
  Frank A. LePage

  /s/ REYNOLD C. MACDONALD                            Director                              March 24, 2000
  ---------------------------------------------
  Reynold C. MacDonald

  /s/ BRIAN W. H. MARSDEN                             Director                              March 24, 2000
  ---------------------------------------------
  Brian W. H. Marsden

  /s/ ALLAN L. RAYFIELD                               Director                              March 24, 2000
  ---------------------------------------------
  Allan L. Rayfield

  /s/ WILLIAM P. SOVEY                                Director                              March 24, 2000
  ---------------------------------------------
  William P. Sovey

  /s/ L. FREDERICK SUTHERLAND                         Director                              March 24, 2000
  ---------------------------------------------
  L. Frederick Sutherland

  /s/ WILLIAM R. WILSON                               Director                              March 24, 2000
  ---------------------------------------------
  William R. Wilson

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

     The following Consolidated Financial Statements of Acme Metals Incorporated and the related Report of Independent Accountants are included in Item 8 and
Item 14(a)(1):

                                                              PAGE IN THIS
                                                               FORM 10-K
                                                              ------------
Report of Independent Accountants...........................        42
Report of Management........................................        43
Consolidated Statements of Operations for the fiscal years
  ended December 26, 1999, December 27, 1998 and December
  28, 1997..................................................        44
Consolidated Balance Sheets at December 26, 1999 and
  December 27, 1998.........................................        45
Consolidated Statements of Cash Flows for the fiscal years
  ended December 26, 1999, December 27, 1998 and December
  28, 1997..................................................        46
Consolidated Statements of Changes in Shareholders' Equity
  for the fiscal years ended December 26, 1999, December 27,
  1998, December 28, 1997...................................        47
Notes to Consolidated Financial Statements..................     48-72
     The following Consolidated Financial Statement Schedule of Acme
Metals Incorporated is included in Item 14(a)(2):
Schedule II -- Valuation and Qualifying Accounts............        75

     All other schedules have been omitted because they are not applicable, or not required, or because the required information is shown in the Consolidated Financial Statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Acme Metals Incorporated

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Acme Metals Incorporated and its subsidiaries at December 26, 1999 and December 27, 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

/S/  PRICEWATERHOUSECOOPERS LLP
------------------------------------------------------------
PricewaterhouseCoopers LLP
February 23, 2000

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

/s/ STEPHEN D. BENNETT                               /s/ JERRY F. WILLIAMS
---------------------------------------------------  ---------------------------------------------------
Stephen D. Bennett                                   Jerry F. Williams
Chairman, President and Chief Executive Officer      Vice President -- Finance and Administration and
                                                     Chief Financial Officer

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    FOR THE YEAR ENDED
                                                        ------------------------------------------
                                                        DECEMBER 26,   DECEMBER 27,   DECEMBER 28,
                                                            1999           1998           1997
                                                        ------------   ------------   ------------
NET SALES............................................   $   468,385    $   459,920    $   488,030
COSTS AND EXPENSES:
  Cost of products sold..............................       417,948        425,339        445,256
  Depreciation.......................................        37,751         36,514         38,623
                                                        -----------    -----------    -----------
Gross profit (loss)..................................        12,686         (1,933)         4,151
  Selling and administrative.........................        36,407         37,549         39,208
                                                        -----------    -----------    -----------
Operating loss.......................................       (23,721)       (39,482)       (35,057)
NON-OPERATING INCOME (EXPENSE):
  Interest expense, excluding contractual interest of
     21,611 in 1999 and 5,400 in 1998................       (23,333)       (39,161)       (41,632)
  Interest expense -- taxes..........................       (10,000)
  Interest income....................................           357          1,179            508
  Reorganization charges under Chapter 11
     Bankruptcy......................................        (7,424)        (6,747)
  Other..............................................         1,241         12,257           (461)
                                                        -----------    -----------    -----------
Loss before income taxes, extraordinary loss and
  cumulative effect of a change in accounting
  principle..........................................       (62,880)       (71,954)       (76,642)
Income tax provision (benefit).......................           284         55,736        (29,124)
                                                        -----------    -----------    -----------
  Loss before extraordinary loss and cumulative
     effect of a change in accounting principle......       (63,164)      (127,690)       (47,518)
Extraordinary loss, net of tax.......................                                     (23,411)
Cumulative effect of a change in accounting
  principle, net of tax..............................                                      (6,276)
                                                        -----------    -----------    -----------
Net loss.............................................   $   (63,164)   $  (127,690)   $   (77,205)
                                                        ===========    ===========    ===========
LOSS PER SHARE:
BASIC:
  Loss before extraordinary loss and cumulative
     effect of a change in accounting principle......   $     (5.42)   $    (10.94)   $     (4.09)
  Extraordinary loss, net of tax.....................                                       (2.01)
  Cumulative effect of a change in accounting
     principle, net of tax...........................                                       (0.54)
                                                        -----------    -----------    -----------
  Net loss...........................................   $     (5.42)   $    (10.94)         (6.64)
                                                        -----------    -----------    -----------
Weighted average shares outstanding..................    11,658,481     11,673,443     11,628,497
                                                        ===========    ===========    ===========
DILUTED:
  Loss before extraordinary loss and cumulative
     effect of a change in accounting principle......   $     (5.42)   $    (10.94)   $     (4.09)
  Extraordinary loss, net of tax.....................                                       (2.01)
  Cumulative effect of a change in accounting
     principle, net of tax...........................                                       (0.54)
                                                        -----------    -----------    -----------
Net loss.............................................   $     (5.42)   $    (10.94)   $     (6.64)
                                                        -----------    -----------    -----------
Weighted average shares outstanding..................    11,658,481     11,673,443     11,628,497
                                                        ===========    ===========    ===========

         The accompanying notes are an integral part of this statement.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               DECEMBER 26,   DECEMBER 27,
                                                                   1999           1998
                                                               ------------   ------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $              $  18,869
  Accounts receivable trade, less allowances of $1,178 and
     $1,278, respectively...................................       67,715         48,597
  Inventories...............................................       82,280         75,664
  Other current assets......................................        5,896          4,733
                                                                ---------      ---------
     Total current assets...................................      155,891        147,863
                                                                ---------      ---------
INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies.......................       20,937         19,157
  Other assets..............................................       14,861         19,640
                                                                ---------      ---------
     Total investments and other assets.....................       35,798         38,797
                                                                ---------      ---------
PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment.............................      888,596        902,000
  Accumulated depreciation..................................     (372,297)      (351,572)
                                                                ---------      ---------
     Total property, plant and equipment....................      516,299        550,428
                                                                ---------      ---------
                                                                  707,988      $ 737,088
                                                                =========      =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable..........................................    $  32,808      $  14,690
  Accrued expenses..........................................       46,345         37,886
  DIP Financing Agreement...................................        2,050
                                                                ---------      ---------
     Total current liabilities..............................       81,203         52,576
                                                                ---------      ---------
LONG-TERM LIABILITIES:
  Long-term debt............................................      233,370        233,463
  Post-retirement benefits other than pensions..............      101,017         97,974
  Retirement benefit plans..................................        7,131         19,363
                                                                ---------      ---------
     Total long-term liabilities............................      341,518        350,800
                                                                ---------      ---------
LIABILITIES SUBJECT TO COMPROMISE:..........................      300,072        296,074
                                                                ---------      ---------
Commitments and contingencies (Note)
SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $1 par value, 2,000,000 shares
  authorized, no shares issued Common stock, $1 par value,
  20,000,000 shares authorized, 11,647,471
    and 11,674,634 shares issued and outstanding,
  respectively..............................................       11,647         11,675
  Additional paid-in capital................................      165,285        165,951
  Retained deficit..........................................     (169,427)      (106,263)
  Accumulated other comprehensive loss......................      (22,310)       (33,725)
                                                                ---------      ---------
     Total shareholders' equity (deficit)...................      (14,805)        37,638
                                                                ---------      ---------
                                                                $ 707,988      $ 737,088
                                                                =========      =========

         The accompanying notes are an integral part of this statement.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                           FOR THE YEAR ENDED
                                                               ------------------------------------------
                                                               DECEMBER 26,   DECEMBER 27,   DECEMBER 28,
                                                                   1999           1998           1997
                                                               ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................     $(63,164)     $(127,690)     $ (77,205)
  ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
    Gain on sale of assets..................................       (1,241)       (12,257)
    Loss on abandonment of assets...........................        7,730
    Depreciation............................................       39,321         37,920         39,410
    Accretion of senior discount notes......................                         150          8,803
    Loss on early extinguishment of debt....................                                     37,759
    Cumulative effect of a change in accounting principle,
      net of tax............................................                                      6,276
    Deferred income taxes...................................                      55,126        (19,506)
    Pension contribution....................................                                     (3,691)
    CHANGE IN OPERATING ASSETS AND LIABILITIES:
    Accounts receivable.....................................      (20,201)        14,785        (10,880)
    Income tax receivable...................................                      25,246        (24,936)
    Inventories.............................................       (7,027)         7,270        (14,050)
    Accounts payable........................................        9,127        (47,744)        (8,478)
    Other current accounts..................................        7,606           (797)        (7,051)
    Liabilities subject to compromise.......................        5,081         91,918
    Other, net..............................................        3,212        (31,840)        13,119
                                                                 --------      ---------      ---------
    Net cash (used for) provided by operating activities....      (19,556)        12,087        (60,430)
                                                                 --------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments..................................                                       (331)
  Sales and/or maturities of investments....................                                     12,148
  Proceeds from the sale of assets..........................        1,928
  Capital expenditures......................................      (12,284)       (11,291)       (40,416)
                                                                 --------      ---------      ---------
  Net cash used for investing activities....................      (10,356)       (11,291)       (28,599)
                                                                 --------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of assets..............................                      18,000
  Proceeds from 10.875 percent Unsecured Senior Notes, net
    of discount.............................................                                    198,502
  Proceeds from Senior Secured Credit Agreement.............                                    175,000
  Redemption of 13.5 percent Senior Secured Discount
    Notes...................................................                                   (117,289)
  Redemption of 12.5 percent Senior Secured Notes...........                                   (107,377)
  Debt redemption costs.....................................                                    (29,947)
  Payment of Term Loan......................................                                    (50,000)
  Borrowings under Working Capital Facility.................        2,050        129,750        269,000
  Repayments of Working Capital Facility....................                    (134,750)      (264,000)
  Payment of Senior Secured Credit Agreement................                        (750)
  Payment of Note Payable...................................                        (500)
  Debt issuance costs and fees..............................                                    (11,630)
  Payment of capital lease obligations......................                        (131)
  Draw from letter of credit................................        8,993
                                                                 --------      ---------      ---------
  Net cash provided by financing activities.................       11,043         11,619         62,259
                                                                 --------      ---------      ---------
  Net increase (decrease) in cash and cash equivalents......      (18,869)        12,415        (26,770)
  Cash and cash equivalents at beginning of period..........       18,869          6,454         33,224
                                                                 --------      ---------      ---------
  Cash and cash equivalents at end of period................     $             $  18,869      $   6,454
                                                                 ========      =========      =========

         The accompanying notes are an integral part of this statement.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     ACCUMULATED
                                                                        OTHER                           TOTAL
                               COMMON      ADDITIONAL   RETAINED    COMPREHENSIVE       TOTAL       COMPREHENSIVE
                               STOCK,       PAID-IN     EARNINGS       INCOME       SHAREHOLDERS'      INCOME
                            $1 PAR VALUE    CAPITAL     (DEFICIT)      (LOSS)          EQUITY          (LOSS)
                            ------------   ----------   ---------   -------------   -------------   -------------
BALANCE -- DECEMBER 29,
  1996....................    $11,611       $165,342    $  98,632      $(14,884)    $     260,701   $      12,204
                              -------       --------    ---------      --------     -------------   =============
  Net loss................                                (77,205)                        (77,205)        (77,205)
  Stock plans -- issuance
     of shares............         16            266                                          282
  Minimum pension
     liability............                                                2,565             2,565           2,565
                              -------       --------    ---------      --------     -------------   -------------
BALANCE -- DECEMBER 28,
  1997....................     11,627        165,608       21,427       (12,319)          186,343   $     (74,640)
                              -------       --------    ---------      --------     -------------   =============
  Net loss................                               (127,690)                       (127,690)  $    (127,690)
  Stock plans -- issuance
     of shares............         48            343                                          391
  Minimum pension
     liability............                                              (21,406)          (21,406)        (21,406)
                              -------       --------    ---------      --------     -------------   -------------
BALANCE -- DECEMBER 27,
  1998....................    $11,675       $165,951    $(106,263)     $(33,725)    $      37,638   $    (148,959)
                              -------       --------    ---------      --------     -------------   =============
  Net loss................                                (63,164)                        (63,164)        (63,164)
  Stock plans --
     cancellation of
     shares...............        (28)          (666)                                        (694)
  Minimum pension
     liability............                                               11,415            11,415          11,415
                              -------       --------    ---------      --------     -------------   -------------
BALANCE -- DECEMBER 26,
  1999....................    $11,647       $165,285    $(169,427)     $(22,310)    $     (14,805)  $     (51,749)
                              =======       ========    =========      ========     =============   =============

         The accompanying notes are an integral part of this statement.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BANKRUPTCY PROCEEDINGS:

     On September 28, 1998, Acme Metals and its subsidiary companies (Acme Steel, Acme Packaging, Alpha Tube, Alabama Metallurgical and Acme Steel International) voluntarily filed separate petitions for protection under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. These bankruptcy proceedings are collectively referred to as "Chapter 11 Bankruptcy" herein. The Chapter 11 Bankruptcy cases are being jointly administered by the Bankruptcy Court, with the Company managing its business as debtors-in-possession subject to Bankruptcy Court approval for certain of the actions that the Company takes. The Company's financial difficulties and primary reasons for the Chapter 11 Bankruptcy filings were a combination of a delay in achieving the full benefits of the Continuous Steel Making Plant ("CSP") at Acme Steel and a dramatic market weakness causing an adverse impact on operating and financial results, primarily at Acme Steel. These factors had a material negative impact on the liquidity and cash flow of the Company causing a breach of certain financial covenants in the Company's loan agreements and a projected inability to service ongoing debt obligations.

     The Company intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's businesses and to restructure the Company's balance sheet. Although management expects to file a plan of reorganization at the earliest practical date, there can be no assurance at this time that a plan of reorganization will be proposed by the Company, approved or confirmed by the Bankruptcy Court, or that such plan will be consummated. The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a plan of reorganization through May 30, 2000 with the exception of Alpha Tube whose extension is until April 30, 2000. The Company will request additional extensions for exclusivity to file Alpha Tube's Plan.

     Although the Chapter 11 Bankruptcy raises substantial doubt about the Company's ability to continue as a going-concern, the accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a company on a going-concern basis which contemplates the continuity of operations, realization of assets and the liquidation of liabilities in the ordinary course of business. As a result of the Chapter 11 Bankruptcy, realization of assets and liquidation of liabilities are subject to significant uncertainties. Specifically, the financial statements do not present the amount which will be paid to settle liabilities and contingencies which may be allowed in a Chapter 11 Bankruptcy reorganization. Also the consolidated financial statements do not reflect (a) adjustments to assets and liabilities which may occur in accordance with generally accepted accounting principles Statement of Position 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7) following the confirmation of a plan of reorganization or (b) the realizable value of assets which would be required to be recorded if the Company presents a plan which contemplates the disposal of all or portions of its assets and operations. The filing of a plan of reorganization could materially affect the carrying value of the assets and liabilities currently disclosed in the consolidated financial statements.

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

     As disclosed in the Company's September 26, 1999 Report on Form 10-Q, its Alpha Tube subsidiary (a component of the Fabricating Segment) reached an agreement with its Official Creditors' Committee, subject to approval of the Bankruptcy Court and other interested parties, to pay pre-petition trade debt; however, the Bankruptcy Court did not approve this agreement.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Alpha Tube and the Official Creditors' Committee came to an agreement concerning the settlement of reclamation claims. With the Bankruptcy Court's approval, Alpha Tube paid $0.5 million, representing 90 percent of the total reclamation claims.

     On January 20, 2000, the Bankruptcy Court denied a motion of certain equity holders of the Company to appoint an equity committee to represent the interest of the Company's equity security holders (the "Stockholders") in the Company's pending bankruptcy proceedings. In the course of the Court's consideration of this motion, the Company's financial advisor presented evidence indicating it now appears likely, under current circumstances, that at the time the final plan of reorganization is filed, there will not be sufficient reorganization value in the bankruptcy proceedings to provide a distribution to Stockholders. In denying the motion, the Court did not comment on the financial advisor's conclusion, ruling instead that the Company and its advisors were fulfilling their fiduciary duty in seeking to represent all interests and, therefore, no need for a separate equity committee to represent the Stockholders exists.

DIP FINANCING:

     On December 18, 1998, with approval of the Bankruptcy Court, Acme Metals, Acme Steel, Acme Packaging, Alabama Metallurgical and Acme Steel International entered into a Loan & Security Agreement ("DIP Financing Agreement") with Bank of America (formerly BankAmerica Credit), which provides for a maximum of $100 million of borrowings subject to borrowing base limitations based on inventory and accounts receivable less reserves. Alpha Tube, whose inventory and accounts receivable are excluded from the borrowing base computation, has guaranteed the obligations incurred under the DIP Financing Agreement. Alpha Tube's guaranty obligation with respect to the DIP Financing Agreement is effectively subordinate to pre-petition trade obligations and Chapter 11 Bankruptcy administrative expenses of Alpha Tube. At December 26, 1999, $2.1 million in borrowings were outstanding with additional $62.4 million available based on borrowing base limitations. The DIP Financing Agreement is intended to support the Company's operations during Chapter 11 Bankruptcy and will expire on the earlier of September 29, 2000 or upon Bankruptcy Court approval of the Company's plan of reorganization. In the event the Company's plan of reorganization is not implemented prior to September 29, 2000, the Company plans to request an extension of the current DIP Financing Agreement.

     The DIP Financing Agreement is collateralized by substantially all of the assets of the Company. Borrowings bear interest at either the prime rate or LIBOR, plus, depending on the levels of borrowings, margins of 50 basis points to 100 basis points over prime or 175 basis points to 300 basis points over LIBOR, respectively.

     Covenants of the DIP Financing Agreement generally restrict creating additional liens on assets, creating any claims superior to those of the DIP Financing Agreement, paying pre-petition obligations, merging or consolidating with any person, selling assets, incurring new debt or paying certain reclamation claims. The Company is required to maintain a financial covenant of minimum operating cash flow, defined in the DIP Financing Agreement as EBITDA less capital expenditures, reorganization costs, certain cash interest payments (including adequate protection payments to secured lenders), and reclamation claims. In addition, Alpha Tube must maintain a ratio of eligible inventory and receivables as defined in the DIP Financing Agreement equal to 110 percent of the sum of Alpha Tube's pre- and post-petition debt plus accrued and unpaid Chapter 11 Bankruptcy administrative expenses.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Acme Metals Incorporated and its wholly-owned subsidiaries (the "Company" or "Acme Metals"). Investments in associated companies are accounted for by the equity method. All intercompany transactions have been eliminated.

     The Company's fiscal year ends on the last Sunday in December. Fiscal years 1999, 1998 and 1997 each contained 52 weeks.

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

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     INCOME TAXES

     Income taxes are determined pursuant to the provisions of FAS No. 109, "Accounting for Income Taxes." Under this standard, the benefit for deferred income taxes represents the tax effect of temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. All net deferred taxes were fully reserved in 1999 and 1998.

     OTHER COMPREHENSIVE INCOME

     During 1998, the Company adopted FAS No. 130, "Reporting Comprehensive Income," which requires the Company to disclose, in financial statement format, all non-owner changes in equity. As of December 26, 1999, all such changes in equity resulted from changes in the minimum pension liability.

     DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     The Company's operations are divided into two segments, the Steel Making Segment and the Steel Fabricating Segment based on management decisions as to resource allocation. The Steel Making Segment includes all of the facilities used in the manufacturing of flat-rolled steel. The Steel Fabricating Segment includes the conversion and fabrication of the flat-rolled steel and plastic.

     REORGANIZATION CHARGES UNDER CHAPTER 11 BANKRUPTCY

     During 1999 and 1998, the Company recorded $7.4 million and $6.7 million, respectively, of reorganization charges resulting from its Chapter 11 Bankruptcy. The charges primarily represent professional fees related to the reorganization. The 1998 amount includes $2.9 million in one-time charges for the unwinding of an interest rate swap and a Canadian Dollar hedge. Actual cash payments for expenses related to the Chapter 11 Bankruptcy amounted to $6.1 million and $3.5 million for 1999 and 1998, respectively.

     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE:

     On November 20, 1997 the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued EITF No. 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract for an Internal Project that Combines Business Process Reengineering and Information Technology Transformation." EITF No. 97-13 requires that certain costs related to reengineering, as defined, be expensed as incurred. Under the Company's previous accounting policy, a portion of such costs related to ongoing expenditures to upgrade the Company's management information systems were capitalized during 1996 and 1995 and amortized over the estimated life of the systems. In accordance with EITF No. 97-13, the Company

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

changed its policy on October 1, 1997 and recorded a cumulative effect adjustment in 1997 of $10.1 million, $6.2 million after tax.

LOSS PER SHARE:

     Basic loss per share excludes the dilutive effect of stock options and is computed by dividing the loss by the weighted average number of common shares outstanding during each period. As a result of net losses incurred, the effect of stock options is not included in the diluted loss per share calculation as they are antidilutive (i.e., to include them would reduce the net loss per share).

INVENTORIES:

     Inventories as calculated on the LIFO method:

                                                                 1999       1998
                                                                -------    -------
                                                                  (IN THOUSANDS)
Raw materials...............................................    $23,887    $18,343
Semi-finished and finished products.........................     51,967     50,607
Supplies....................................................      6,426      6,714
                                                                -------    -------
                                                                $82,280    $75,664
                                                                =======    =======

     On December 26, 1999 and December 27, 1998, inventories valued on the LIFO method were less than the current costs of such inventories by $54.8 million and $54.9 million, respectively.

PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment:

                                                                 1999         1998
                                                               ---------    ---------
                                                                   (IN THOUSANDS)
Land.......................................................    $   4,015    $   4,140
Buildings..................................................      111,480      121,506
Equipment..................................................      772,116      770,455
Construction in progress...................................          985        5,899
                                                               ---------    ---------
                                                                 888,596      902,000
Less accumulated depreciation..............................     (372,297)    (351,572)
                                                               ---------    ---------
                                                               $ 516,299    $ 550,428
                                                               =========    =========

     The difference between depreciation expense presented in the Consolidated Statements of Cash Flows and the Consolidated Statements of Operations represents the portion of depreciation expense classified in selling and administrative expense on the Consolidated Statements of Operations.

     In accordance with FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews the carrying value of long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future net cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future net cash flows are less then the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In July 1999, Acme Steel reached an agreement with its labor unions to close down substantially all of its finishing operations in Riverdale. During the third quarter of 1999, management approved and committed to a plan for the abandonment of the related assets. This decision was made to take advantage of more efficient operations available on an outsourced basis, including NACME. Substantially all finishing operations ceased at Acme Steel during the third quarter of 1999, with only minor run-out operations occurring until complete shutdown. The equipment and buildings have been abandoned, there being no market for the outdated equipment, and written down to net realizable value. This decision resulted in a loss of $7.7 million included in cost of products sold. Historical annual depreciation and amortization on the equipment, buildings and assets abandoned aggregated approximately $0.9 million.

     During the first quarter of 1999, Acme Packaging sold a building for $1.9 million, which resulted in a gain of $1.2 million.

     In March 1998, the Company completed the sale of Universal Tool, through a stock sale, generating proceeds to the Company of $18.0 million and a gain of $12.0 million, ($7.2 million net of tax), which is included in Other Income on the Statement of Operations.

INVESTMENTS IN ASSOCIATED COMPANIES:

     The Company has an indirect 15.1 percent participation in an iron ore-mining venture. The Company's carrying value of the venture is $14.3 million at both December 26, 1999 and December 27, 1998. In 1999, 1998 and 1997, the Company made iron ore purchases of $24.2 million, $28.2 million and $27.3 million, respectively, from the venture. At December 26, 1999, $4.1 million was owed to the venture for iron ore purchases ($7.0 million at December 27, 1998).

     The Company has invested $3.5 million, representing a 40 percent interest in NACME which performs processing of certain of the Company's steel products. The investment is accounted for by the equity method of accounting and has a carrying value of $6.6 million at December 26, 1999 ($4.9 million at December 27, 1998). The Company's share of NACME's equity income was $1.8 million in each of the 1999 and 1998 fiscal years.

RETIREMENT BENEFIT PLANS AND POST-RETIREMENT BENEFITS OTHER THAN PENSIONS:

     The Company has various retirement benefit plans covering substantially all salaried and hourly employees. Salaried employees who joined the Company prior to December 31, 1981 and certain hourly employees participate in defined benefit retirement plans which provide benefits based upon either years of service and final average pay or fixed amounts for each year of service. All salaried employees with one full calendar quarter of service are eligible to participate in the Company's defined contribution plan ("SERSP"). In 1999, the Company expensed $1.4 million under the SERSP plan, while the Company expensed $1.8 million and $2.5 million in 1998 and 1997, respectively under both the SERSP and ESOP plans. The Company permanently discontinued the ESOP contributions as of June 1, 1998 and merged the ESOP into the SERSP on March 1, 1999. During 1999, the Company contributed 5.5 percent of eligible compensation into the SERSP.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CHANGE IN BENEFIT OBLIGATION

                                                      PENSION BENEFITS       OTHER BENEFITS
                                                     -------------------   -------------------
                                                       1999       1998       1999       1998
                                                     --------   --------   --------   --------
                                                                  (IN THOUSANDS)
Projected benefit obligation at beginning of
  year............................................   $250,453   $222,373   $127,610   $116,394
Service cost......................................      2,495      2,162      2,093      1,876
Interest cost.....................................     16,317     15,924      8,004      7,713
Participant contributions.........................                            1,228      1,128
Actuarial loss (gain).............................    (17,085)    30,424     (7,373)    12,538
Benefits paid.....................................    (21,530)   (20,507)    (7,966)    (8,355)
Plan amendments...................................                    77                (3,685)
Plan curtailments.................................        (96)                 (101)
                                                     --------   --------   --------   --------
Projected benefit obligation at the end of year...   $230,554   $250,453   $123,495   $127,609
                                                     ========   ========   ========   ========

CHANGE IN PLAN ASSETS

                                                      PENSION BENEFITS       OTHER BENEFITS
                                                     -------------------   -------------------
                                                       1999       1998       1999       1998
                                                     --------   --------   --------   --------
                                                                  (IN THOUSANDS)
Fair value of plan assets at beginning of year....   $230,359   $216,244   $          $
Actual return on plan assets......................     14,933     34,620
Employer contributions............................                     3      6,738      7,226
Employee contributions............................                            1,228      1,128
Benefits paid.....................................    (21,530)   (20,507)    (7,966)    (8,354)
                                                     --------   --------   --------   --------
Fair value of plan assets at end of year..........   $223,762   $230,360   $          $
                                                     ========   ========   ========   ========

RECONCILIATION OF PREPAID (ACCRUED) BENEFIT COST

                                                     PENSION BENEFITS       OTHER BENEFITS
                                                    ------------------   ---------------------
                                                     1999       1998       1999        1998
                                                    -------   --------   ---------   ---------
                                                                 (IN THOUSANDS)
Funded status....................................   $(6,793)  $(20,094)  $(123,495)  $(127,609)
Unrecognized transition cost.....................    (1,921)    (3,849)
Unrecognized prior service cost..................     2,841      3,301      (4,254)     (5,105)
Unrecognized actuarial loss......................    26,638     40,969      19,666      27,909
                                                    -------   --------   ---------   ---------
Prepaid (accrued) benefit cost...................   $20,765   $ 20,327   $(108,083)  $(104,805)
                                                    =======   ========   =========   =========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AMOUNTS RECOGNIZED IN THE CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                     PENSION BENEFITS       OTHER BENEFITS
                                                    ------------------   ---------------------
                                                     1999       1998       1999        1998
                                                    -------   --------   ---------   ---------
                                                                 (IN THOUSANDS)
Prepaid benefit cost.............................   $     3   $          $           $
Accrued cost.....................................    (4,339)   (16,706)   (108,083)   (104,805)
Intangible asset.................................     2,791      3,308
Minimum pension liability........................    22,310     33,725
                                                    -------   --------   ---------   ---------
Net amount recognized............................   $20,765   $ 20,327   $(108,083)   (104,805)
                                                    =======   ========   =========   =========

WEIGHTED-AVERAGE ASSUMPTIONS AT END OF YEAR

                                                     PENSION BENEFITS       OTHER BENEFITS
                                                    ------------------   ---------------------
                                                     1999       1998       1999        1998
                                                    -------   --------   ---------   ---------
                                                                 (IN THOUSANDS)
Discount rate....................................     7.75%      6.75%       7.75%       6.75%
Expected return on plan assets...................    10.00%     10.00%
Expected rate of compensation increase...........     5.00%      5.00%

     For measurement purposes, a 7 percent annual rate of increase in the per capita cost of covered health care benefit was assumed for 2000. The rate was assumed to decrease 0.5 percent each year until the rate reaches 5 percent in 2004. The rate was assumed to remain at 5 percent thereafter.

COMPONENTS OF NET PERIODIC BENEFIT COST (INCOME)

                                                     PENSION BENEFITS       OTHER BENEFITS
                                                    ------------------   ---------------------
                                                     1999       1998       1999        1998
                                                    -------   --------   ---------   ---------
                                                                  (IN THOUSANDS)
Service cost.....................................   $ 2,495   $  2,162   $   2,093   $   1,875
Interest cost....................................    16,317     15,924       8,004       7,713
Expected return on plan assets...................   (20,261)   (18,891)
Amortization of transition asset.................    (1,927)    (1,927)
Amortization of prior year service cost..........       433        436        (577)       (436)
Recognized curtailment gain......................       (25)                  (273)
Recognized net actuarial loss....................     2,530      2,195         769
                                                    -------   --------   ---------   ---------
Net periodic pension (income) expense............   $  (438)  $   (101)  $  10,016   $   9,152
                                                    =======   ========   =========   =========

Pension plans with accumulated benefit obligations in excess of plan assets:

                                                                  1999        1998
                                                                --------    --------
                                                                   (IN THOUSANDS)
Projected obligation........................................    $229,678    $250,453
Accumulated benefit obligation..............................     227,193     246,928
Fair value of plan assets...................................     222,853     230,359

     As a result of the Chapter 11 Bankruptcy filings, the Company cannot make pension contributions relating to the pre-petition period without Bankruptcy Court approval. Failure to make minimum funding contributions is a Reportable Event under ERISA; additionally the PBGC may create a pre-petition lien in

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

favor of the Plan against the Company, and the IRS may assess a pre-petition excise tax equal to 10 percent of the accumulated fund deficiency. The Company has no funding requirements in 2000.

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

                                                                 1-PERCENTAGE      1-PERCENTAGE
                                                                POINT INCREASE    POINT DECREASE
                                                                --------------    --------------
                                                                         (IN THOUSANDS)
Increase (decrease) in total of 1999 service cost and
  interest cost.............................................       $ 1,583           $ (1,244)
Increase (decrease) in APBO as of December 26, 1999.........        14,728            (11,604)

ACCRUED EXPENSES:

     Accrued expenses (not included within "Liabilities Subject to Compromise") at December 26, 1999 and December 27, 1998:

                                                                 1999       1998
                                                                -------    -------
                                                                  (IN THOUSANDS)
Accrued salaries and wages..................................    $10,063    $10,837
Accrued post-retirement benefits other than pensions........      8,028      8,232
Accrued taxes other than income taxes.......................      5,264      1,924
Accrued interest............................................     12,324     10,155
Accrued reorganization charges..............................      3,287      3,177
Other current liabilities...................................      7,655      3,251
                                                                -------    -------
                                                                $46,621    $37,576
                                                                =======    =======

INCOME TAXES:

     Provision (benefit) for income taxes:

                                                               1999    1998       1997
                                                               ----   -------   --------
                                                                    (IN THOUSANDS)
Taxes on income:
Current provision (benefit):
  Federal...................................................   $      $         $ (9,215)
  State.....................................................    284       610       (403)
                                                               ----   -------   --------
                                                                284       610     (9,618)
  Deferred (benefit) provision, net of valuation
     allowance..............................................           55,126    (19,506)
                                                               ----   -------   --------
                                                               $284   $55,736   $(29,124)
                                                               ====   =======   ========

     At December 31, 1999, the Company had net operating losses of $378 million expiring in 2012 through 2019. The carryforwards will be available for the reduction of future income tax liabilities of the Company and its subsidiaries. A valuation allowance has been recorded against all of these carryforwards because utilization is uncertain. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of the carryforwards otherwise available to the Company.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     As a result of the losses incurred to date, the related negative effect on the Company's overall liquidity position, and the Chapter 11 Bankruptcy filings on September 28, 1998, the Company recorded a valuation allowance against its entire net deferred tax assets. The Company continued to fully reserve any net deferred tax assets incurred in 1999. The difference between the federal statutory tax rate of 34 percent and the effective tax rate recorded in the 1997 financial statements relates principally to state income taxes.

DEFERRED TAX LIABILITIES:

     Significant components of the Company's deferred tax liabilities and assets at December 26, 1999 and December 27, 1998:

                                                                  1999         1998
                                                                ---------    --------
                                                                   (IN THOUSANDS)
Property, plant and equipment...............................    $  93,497    $ 82,371
Deferred Tax Assets:
Post-retirement benefits other than pensions................       41,489      40,789
Net operating loss carryforward.............................      157,582     112,460
Other.......................................................       20,212      18,048
                                                                ---------    --------
  Gross deferred tax assets.................................      219,283     171,297
                                                                ---------    --------
     Net deferred tax asset.................................      125,786      88,926
     Valuation allowance....................................     (125,786)    (88,926)
                                                                ---------    --------
     Net deferred tax asset.................................    $            $
                                                                =========    ========

LONG-TERM DEBT:

     The Company's long-term debt, including current maturities, not recorded as "Liabilities Subject to Compromise" at December 26, 1999 and December 27, 1998:

                                                                  1999        1998
                                                                --------    --------
                                                                   (IN THOUSANDS)
Senior Secured Credit Agreement (A).........................    $174,250    $174,250
12.5 percent Senior Secured Notes (B).......................      17,623      17,623
13.5 percent Senior Secured Discount Notes (C)..............         669         669
DIP Financing Agreement (D).................................       2,050
Environmental Improvement Bonds 7.95 percent (E)............      11,345      11,345
Environmental Improvement Bonds 7.90 percent (E)............       8,585       8,585
Other long-term debt (F)....................................       6,198       6,291
Walbridge Facility (G)......................................      14,700      14,700
                                                                --------    --------
                                                                $235,420    $233,463
                                                                ========    ========

     As a result of the Chapter 11 Bankruptcy filings on September 28, 1998, all of the long-term debt was in default as of the filing date. Without a Bankruptcy Court order, the Company cannot pay or restructure pre-petition debt until the conclusion of the Chapter 11 Bankruptcy.

     In accordance with SOP 90-7, the Company has not accrued interest on its unsecured debt of $198.7 million after the petition date, as it is unlikely such interest would be paid in the plan of reorganization. The amount of such unaccrued contractual interest at December 31, 1999 aggregated $27.0 million ($21.6 million and $5.4 million in 1999 and 1998, respectively.) Additionally, scheduled principal payments

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

on debt including capital lease obligations, which have not been made for the post-petition period, totaled $2.5 million. The Company is prohibited from making contractual payments on its outstanding long-term debt obligations absent a Bankruptcy Court order or until the conclusion of Chapter 11 Bankruptcy and implementation of a plan or reorganization allowing for such payments. The Company has obtained Bankruptcy Court orders allowing adequate protection payments on secured debt. During 1999, the Company paid $19.4 million in adequate protection payments as ordered by the Bankruptcy Court.

     Secured debt has not been classified as subject to compromise in the consolidated balance sheet; however, in the event the collateral underlying the secured debt is determined to be insufficient, secured debt could be settled at less than its current carrying value and not be eligible for interest during bankruptcy. The Company has obtained a valuation estimate, which indicates that the collateral securing the IRB's may not be sufficient; however, no agreement as to the value of the collateral has been reached.

     A. Senior Secured Credit Agreement, due December 2005 -- In December 1997, the Company entered into a $175 million Senior Secured Credit Agreement. At the option of the Company, the Senior Secured Credit Agreement provides for interest at prime plus a margin ranging from 1.25 percent to 2.25 percent, or LIBOR plus a margin ranging from 2.25 percent to 3.25 percent determined by the leverage ratio of debt to earnings before interest, taxes and depreciation. The Company accrued interest under the Senior Secured Credit Agreement at a rate of 8.8 percent at December 26, 1999 and 8.5 percent at December 27, 1998. Each of the Company's subsidiaries is a guarantor under the Senior Secured Credit Agreement. The Company did not make principal payments of $1.3 million during the post-petition period. The Senior Secured Credit Agreement ranks pari passu and shares collateral with the 12.5 percent Senior Secured Notes and the 13.5 percent Senior Secured Discount Notes.

     B. 12.5 percent Senior Secured Notes, due August 2002 -- The Company issued $125 million of 12.5 percent Senior Secured Notes in 1994. Of that original issue of Senior Secured Notes, 85.9 percent were retired in connection with the refinancing in December 1997. The Senior Secured Notes rank pari passu and share collateral and guarantees with the Senior Secured Credit Agreement and the 13.5 percent Senior Secured Discount Notes.

     C. 13.5 percent Senior Secured Discount Notes, due August 2004 -- The Company issued $117.9 million of 13.5 percent Senior Secured Discount Notes in 1994. Of the Senior Secured Discount Notes issued in 1994, 99.4 percent were retired in connection with the refinancing in December 1997. The Senior Secured Discount Notes rank pari passu and share collateral and guarantees with the Senior Secured Credit Agreement and the 12.5 percent Senior Secured Notes.

     D. DIP Financing Agreement, expires in September 2000 -- The Company has secured a DIP Financing Agreement with BankAmerica Credit allowing the Company to meet its operating needs while in Chapter 11 Bankruptcy proceedings. For further information, see footnote entitled "DIP Financing." At the end of 1999, the effective interest rate equaled 9.0 percent, on outstanding prime borrowings.

     E. Environmental Improvement Bonds -- The Environmental Improvement Bonds were issued in April and September of 1996, with the Company receiving gross proceeds of $11.3 million and $8.6 million at interest rates of 7.95 percent and
7.90 percent, respectively. The April 1996 issue is due April 2025, while the September 1996 issue is due April 2024. The gross proceeds of the Environmental Improvement Bonds were reduced by debt issuance costs of $0.6 million which are being amortized over the lives of the respective notes. The Environmental Improvement Bonds are secured by a lien on certain personal property and fixtures of Acme Steel.

     F. Other Long-Term Debt -- The other long-term debt is primarily for Acme Packaging's plastic strapping line lease and a computer related equipment lease. The Company accrued interest for the plastic line lease and the computer related equipment lease at an interest rate of 8.0 percent and 7.5 percent, respectively.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 26, 1999, the Company was delinquent in its principal payments by $0.6 million for each the plastic lease and computer related equipment lease. These leases are collateralized by the assets attached to each lease.

     G. Walbridge Facility, due October 2002 -- As a result of its Chapter 11 Bankruptcy filings on September 28, 1998, the Company recorded an obligation for future payments under a financial agreement for property used by Alpha Tube. The debt is collateralized by the related assets. The Company accrued interest at an interest rate of LIBOR plus 2 percent (7.6 percent and 7.7 percent at December 26, 1999 and December 27, 1998, respectively).

     The debt instruments contain certain restrictive covenants that limit the Company's ability to incur additional indebtedness, lease property, create liens, pay dividends, repurchase capital stock, engage in transactions with affiliates, purchase or sell assets, make capital expenditures, engage in sale or leaseback transactions and engage in mergers or consolidations. However, the ability of the Company to engage in any such activities is subject to Bankruptcy Court approval.

LIABILITIES SUBJECT TO COMPROMISE:

     "Liabilities Subject to Compromise" as of December 26, 1999 and December 27, 1998:

                                                                  1999        1998
                                                                --------    --------
                                                                   (IN THOUSANDS)
Accounts payable............................................    $ 60,525    $ 64,512
Accrued interest............................................       6,094       6,094
Bond payable and other related liability....................       2,567       2,503
Other accrued liabilities...................................         492       2,340
Note payable (A)............................................       5,500       5,500
10.875 percent Senior Unsecured Notes, net of discount
  (B).......................................................     198,682     198,656
Other long-term liabilities.................................      26,212      16,469
                                                                --------    --------
  Total.....................................................    $300,072    $296,074
                                                                ========    ========

     A. Note Payable -- The Note Payable is an unsecured obligation assumed by Acme Steel on May 29, 1986 as a result of the reorganization of Interlake. The assumed debt was incurred in connection with the financing of certain facilities, which were retained by the Company in the Spin-off of Acme Steel from The Interlake. Due to the unsecured nature of this Note, the Note has been classified as a "Liabilities Subject to Compromise."

     B. 10.875 percent Senior Unsecured Notes -- In December 1997, the Company issued $200 million of 10.875 percent Senior Unsecured Notes at a discount (0.749 percent) to yield 11 percent, due December 15, 2007. The Senior Unsecured Notes are guaranteed on a senior, unsecured basis by the Company's subsidiary, Acme Steel (see footnote entitled "Guarantor's Financial Statements"). Because these notes are unsecured, they are no longer classified as a long-term debt as of the Chapter 11 Bankruptcy filing date and are recorded as a "Liability Subject to Compromise."

FAIR VALUE OF FINANCIAL INSTRUMENTS:

     CASH AND CASH EQUIVALENTS

     The carrying value of cash and cash equivalents approximates fair value.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     LONG-TERM DEBT

     Because of the Chapter 11 Bankruptcy, the fair value of the long-term debt cannot be determined.

STOCK COMPENSATION PLANS:

     The Company has a 1986 and a 1994 Stock Incentive Program which have reserved shares of common stock for issuance to officers and employees of the Company and its subsidiaries. No stock options or stock awards have been granted from the 1986 Program since April 1994. At December 26, 1999, all but 900 stock options and stock awards have been canceled and returned to the 1994 Stock Incentive Program. In addition, the Company has a Non-Employee Directors' Stock Option Plan whereby each non-employee director is granted 2,000 options at the Annual Meeting of the Board of Directors. Under this plan 150,000 shares were reserved for issuance and through December 26, 1999, 62,000 stock options have been granted.

     The Company has adopted the disclosure-only provisions of FAS No. 123 "Accounting for Stock-Based Compensation." No compensation cost has been recognized under the provisions of FAS No. 123 for the fixed stock options granted under its Stock Incentive Program. Had compensation cost for options granted under the program been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of FAS No. 123, the Company's net income (loss) and net income (loss) per share would not have been materially affected.

SHAREHOLDER RIGHTS PLAN:

     On July 15, 1994, the Company adopted a shareholders' rights plan. Preferred Share Purchase Rights were issued to holders of record of the Company's Common Stock on August 5, 1994, and will expire on August 5, 2004. The Rights Agreement dated as of July 15, 1994 between the Company and First Chicago Trust Company of New York was filed in its entirety as Exhibit 1 to the Company's Form 8-A dated August 8, 1994, and to the Company's Form 8-A/A dated August 12, 1994.

COMMITMENTS AND CONTINGENCIES:

     OUTSIDE INVESTMENTS

     The Company's indirect interest in an iron ore mining joint venture requires payment of its proportionate share of all fixed operating costs, regardless of the quantity of ore received, plus the variable operating costs of minimum ore production for the Company's account. The Company reimburses the joint venture for these costs through its purchase of ore. Pursuant to a steel processing agreement between Acme Steel and NACME, Acme Steel has agreed to certain tonnage provisions and a cost plus return guarantee.

     INTERLAKE CORPORATION

     In connection with the Company's Spin-Off from Interlake, the Company entered into certain indemnification agreements with Interlake. Pursuant to the terms of the indemnification agreements, Interlake undertook to defend, indemnify and hold the Company harmless from any claims, as defined, relating to the Company's operations or predecessor operations occurring before May 29, 1986, the Spin-Off. The indemnification agreements cover certain environmental matters including certain litigation and Superfund Sites in Duluth, Minnesota, and Gary, Indiana, for which either Interlake or the Company's predecessor operations have been named as defendants or PRPs, as applicable. To date, Interlake has met its obligations under the indemnification agreements and has provided the defense and paid all costs related to these environmental matters. The Company does not have sufficient information to determine the potential liability, if any, for the matters covered by the indemnification agreements in the event Interlake fails to meet its obligations thereunder in the future. In the event that Interlake, for any reason, was unable to fulfill its obligations under

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the indemnification agreements, the Company could have increased future obligations which could be significant.

     On March 18, 1999, the U.S. Tax Court ("Tax Court") entered an opinion in the case of The Interlake Corporation, et. al. v. Commissioner of Internal Revenue. The Tax Court held the Company's authority to act for the affiliated group terminated and the Company was not an authorized recipient of the $6.7 million refund it received in 1987 and the IRS cannot seek recovery from Interlake of the refund issued to the Company. The statutory period for appeals expired on September 30, 1999 and the IRS did not appeal this opinion.

     As a result of the Tax Court opinion, the expiration of the statutory appeals period, and the IRS advising the Company that it intends to proceed against the Company to recover the $6.7 million plus interest, in the third quarter of 1999 the Company recognized an income tax related interest charge of $10 million to increase its total reserve in light of these recent events. Such reserves are included as other long-term liabilities subject to compromise. The Company believes it has defenses against this claim and will defend itself against any such action by the IRS. In the event of an unfavorable outcome with the IRS, the Company will vigorously pursue all remedies against third parties, including Interlake pursuant to the 1986 TIA. In the first quarter of 2000 the Company received an assessment of $3.5 million plus accrued interest for a portion of the 1987 refund related to the 1985 tax year. The remaining $3.1 million of the refund relates to 1981 and 1984 both years which are before the tax court and stayed by the Company's Chapter 11 Bankruptcy status.

     Upon spin-off from Interlake in 1986, the Company entered into a TIA with Interlake, which generally provides tax sharing arrangements related to pre spin-off taxes. The Company currently believes amounts are owed by Interlake to the Company pursuant to the TIA in relation to this case.

     Merger of The Interlake Corporation and GKN North America Manufacturing Inc. On December 5, 1998, GKN North America Manufacturing Inc. and Interlake entered into an agreement and plan of merger. The Company believes the acquisition of Interlake by GKN will not alter the obligations and rights of the Company and Interlake as described herein.

     ENVIRONMENTAL

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

     In August 1999, Region V of the U.S. EPA served the Company with an administrative complaint alleging hazardous waste containment violations at Acme Steel's coke plant. Included in the complaint is a $1.6 million proposed fine. The Company is currently in negotiations with the U.S. EPA to both cost-effectively resolve the alleged violation and to reduce or eliminate the proposed fine. The Company cannot estimate the final outcome of the negotiations but expects the fine to be eliminated or substantially reduced.

     Although management believes it will be required to make further expenditures for pollution abatement facilities in future years, because of the continuous revision of these regulatory and statutory requirements, the

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     RAYTHEON ENGINEERS & CONTRACTORS, INC.

     During the second quarter of 1999, Acme Steel made an initial draw of $9 million under an irrevocable letter of credit in the approximate amount of $32 million. The letter of credit secures performance by Raytheon Engineers & Constructors, Inc. ("Raytheon") of its obligations in connection with the CSP and other facilities at Acme Steel. Raytheon filed various legal actions in the Bankruptcy Court prior to and subsequent to Acme Steel's draw on the letter of credit seeking to initially prevent Acme Steel from drawing on the irrevocable letter of credit, to impose a constructive trust upon any funds drawn, and to seek an early adjudication of the claims between the parties. The Bankruptcy Court denied Raytheon's request to enjoin Acme Steel from drawing under the irrevocable letter of credit and to impose a constructive trust on the funds drawn by Acme Steel. In May 1999, Acme Steel filed a Motion to Dismiss the underlying Amended Adversary Complaint filed by Raytheon which is pending. In February 2000, Acme Steel filed an Adversary Complaint against Raytheon to contest a purported secured claim filed by Raytheon against Acme Steel in the approximate amount of $9 million. Acme Steel intends to vigorously prosecute its Complaint to contest the $9 million secured claim filed by Raytheon. Acme Steel has vigorously contested and will continue to vigorously contest the Adversary Complaint filed by Raytheon relating to the draw; however, there are no assurances Acme Steel will continue to be successful in prosecuting its Complaint or in opposing Raytheon's legal actions.

     OTHER MATTERS

     The Company also has various litigation matters pending which arose out of the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position of the Company.

BUSINESS SEGMENTS:

     The Company presents its operations in two segments, Steel Making and Steel Fabricating.

     Steel Making operations include the manufacture of sheet, strip and semifinished steel in low-, mid-, and high-carbon alloy, HSLA and specialty grades. Principal markets include agricultural, automotive, industrial equipment, industrial fasteners, welded steel tubing industries, and tool manufacturing industries, processors and steel service centers.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     The Company is divided into Steel Making and Steel Fabricating operating segments based on the value-added production in making the product. Operating segment information based on operating income:

                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
STEEL MAKING:
  Sales to unaffiliated customers........................    $238,842    $220,801    $202,331
  Intersegment sales.....................................      80,986      89,292      97,233
                                                             --------    --------    --------
     Net Sales...........................................    $319,828    $310,093    $299,564
                                                             ========    ========    ========
  Depreciation...........................................    $ 30,885    $ 33,599    $ 35,511
  Loss from operations...................................     (45,562)    (62,126)    (61,897)
  Total assets...........................................     541,760     577,016     710,395
  Capital expenditures...................................       6,381      11,598      34,861
OPERATING DATA (in tons):
  Steel production -- hot band...........................     989,148     779,791     951,025
  Steel shipments -- flat-rolled.........................     945,597     775,958     455,725
STEEL FABRICATING:
  Sales to unaffiliated customers........................    $229,543    $239,119    $285,699
  Intersegment sales.....................................         734         716         984
                                                             --------    --------    --------
     Net Sales...........................................    $230,277    $239,835    $286,683
                                                             ========    ========    ========
  Depreciation...........................................    $  5,545    $  4,321    $  3,883
  Income from operations.................................      21,841      22,644      26,840
  Total assets...........................................     126,411     130,176      95,100
  Capital expenditures...................................       6,537      25,132      11,053

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Reconciliation of the operating segment information to the Company's consolidated financial statements:

                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
Net Sales:
  Steel Making...........................................    $319,828    $310,093    $299,564
  Steel Fabricating......................................     230,277     239,835     286,683
  Intersegment sales.....................................     (81,720)    (90,008)    (98,217)
                                                             --------    --------    --------
                                                             $468,385    $459,920    $488,030
                                                             ========    ========    ========
Operating income (loss):
  Steel Making...........................................    $(45,562)   $(62,126)   $(61,897)
  Steel Fabricating......................................      21,841      22,644      26,840
                                                             --------    --------    --------
                                                              (23,721)    (39,482)    (35,057)
  Less:
     Interest expense....................................     (23,333)    (39,161)    (41,632)
     Interest expense -- taxes...........................     (10,000)
     Reorganization charges under Chapter 11
       Bankruptcy........................................      (7,424)     (6,747)
     Other...............................................                                (461)
  Add:
     Interest income.....................................         357       1,179         508
     Gain from sale of assets............................       1,241      12,257
                                                             --------    --------    --------
     Loss before income extraordinary loss and cumulative
       effect of a change in accounting principle........    $(62,880)   $(71,954)   $(76,642)
                                                             ========    ========    ========
Total Assets:
  Steel Making...........................................    $541,760    $577,016    $710,395
  Steel Fabricating......................................     126,411     130,176      95,100
  Corporate..............................................      39,817      29,896      23,586
                                                             --------    --------    --------
                                                             $707,988    $737,088    $829,081
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

                                                    FOR THE TWELVE MONTHS ENDED DECEMBER 26, 1999
                                           ----------------------------------------------------------------
                                                                   SUBSIDIARY
                                                      SUBSIDIARY      NON                         TOTAL
                                            PARENT    GUARANTOR    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                           --------   ----------   ----------   ------------   ------------
Net Sales................................  $           $319,828     $230,277      $(81,720)      $468,385
Costs and expenses.......................               348,528      188,891       (81,720)       455,699
                                           --------    --------     --------      --------       --------
Gross margin.............................               (28,700)      41,386                       12,686
Selling and administrative expense.......                16,862       19,545                       36,407
                                           --------    --------     --------      --------       --------
Operating income (loss)..................               (45,562)      21,841                      (23,721)
Reorganization charges under Chapter 11
  Bankruptcy.............................    (1,618)     (3,190)      (2,616)                      (7,424)
Net interest income (expense) and
  other..................................   (31,172)     (1,856)       1,293                      (31,735)
                                           --------    --------     --------      --------       --------
Income (loss) before income taxes........   (32,790)    (50,608)      20,518                      (62,880)
Income tax provision (benefit)...........    (7,346)                   7,630                          284
                                           --------    --------     --------      --------       --------
Net income (loss) before equity
  adjustment.............................   (25,444)    (50,608)      12,888                      (63,164)
Equity income (loss) in subsidiaries.....   (37,720)                                37,720
                                           --------    --------     --------      --------       --------
Net income (loss)........................  $(63,164)   $(50,608)    $ 12,888      $ 37,720       $(63,164)
                                           ========    ========     ========      ========       ========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                     FOR THE TWELVE MONTHS ENDED DECEMBER 27, 1998
                                     -----------------------------------------------------------------------------
                                                                    SUBSIDIARY
                                                    SUBSIDIARY         NON                               TOTAL
                                      PARENT        GUARANTOR       GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                      ------        ----------      ----------      ------------      ------------
Net Sales........................    $              $ 310,093        $239,835         $(90,008)        $ 459,920
Costs and expenses...............                     353,247         198,614          (90,008)          461,853
                                     ---------      ---------        --------         --------         ---------
Gross margin.....................                     (43,154)         41,221                             (1,933)
Selling and administrative
  expense........................                      18,972          18,577                             37,549
                                     ---------      ---------        --------         --------         ---------
Operating income (loss)..........                     (62,126)         22,644                            (39,482)
Reorganization charges under
  Chapter 11 Bankruptcy..........       (3,357)        (2,384)         (1,006)                            (6,747)
Net interest income (expense) and
  other..........................        6,393        (41,490)          9,372                            (25,725)
                                     ---------      ---------        --------         --------         ---------
Income (loss) before income
  taxes..........................        3,036       (106,000)         31,010                            (71,954)
Income tax provision.............        4,930         32,664          18,142                             55,736
                                     ---------      ---------        --------         --------         ---------
Net income (loss) before equity
  adjustment.....................       (1,894)      (138,664)         12,868                           (127,690)
Equity income (loss) in
  subsidiaries...................     (125,796)                                        125,796
                                     ---------      ---------        --------         --------         ---------
Net income (loss)................    $(127,690)     $(138,664)       $ 12,868         $125,796         $(127,690)
                                     =========      =========        ========         ========         =========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                     FOR THE TWELVE MONTHS ENDED DECEMBER 28, 1997
                                      ----------------------------------------------------------------------------
                                                                    SUBSIDIARY
                                                    SUBSIDIARY         NON                               TOTAL
                                       PARENT       GUARANTOR       GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                       ------       ----------      ----------      ------------      ------------
Net Sales.........................    $             $ 299,564        $286,683         $(98,217)         $488,030
Costs and expenses................                    342,684         239,412          (98,217)          483,879
                                      --------      ---------        --------         --------          --------
Gross margin......................                    (43,120)         47,271                              4,151
Selling and administrative
  expense.........................                     18,777          20,431                             39,208
                                      --------      ---------        --------         --------          --------
Operating income (loss)...........                    (61,897)         26,840                            (35,057)
Net interest income (expense) and
  other...........................      16,860        (54,493)         (3,952)                           (41,585)
                                      --------      ---------        --------         --------          --------
Income (loss) before income
  taxes...........................      16,860       (116,390)         22,888                            (76,642)
Income tax provision..............       6,415        (44,235)          8,696                            (29,124)
                                      --------      ---------        --------         --------          --------
                                        10,445        (72,155)         14,192                            (47,518)
Extraordinary loss, net of tax....     (23,411)                                                          (23,411)
Cumulative effect of a change in
  accounting principle, net of
  tax.............................                     (4,821)         (1,455)                            (6,276)
                                      --------      ---------        --------         --------          --------
Net income (loss) before equity
  adjustment......................     (12,966)       (76,976)         12,737                            (77,205)
Equity income (loss) in
  subsidiaries....................     (64,239)                                         64,239
                                      --------      ---------        --------         --------          --------
Net income (loss).................    $(77,205)     $ (76,976)       $ 12,737         $ 64,239          $(77,205)
                                      ========      =========        ========         ========          ========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                           AS OF DECEMBER 26, 1999
                                       ----------------------------------------------------------------
                                                               SUBSIDIARY
                                                  SUBSIDIARY      NON                         TOTAL
                                        PARENT    GUARANTOR    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   ----------   ------------   ------------
                                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........   $           $            $            $               $
  Accounts receivable, net..........      1,689      36,868       30,241        (1,083)        67,715
  Inventories.......................                 53,033       30,694        (1,447)        82,280
  Other current assets..............      1,451       3,868          577                        5,896
  Due to (from) affiliates..........    491,623     (52,758)      32,611      (471,476)
                                       --------    --------     --------     ---------       --------
          Total current assets......    494,763      41,011       94,123      (474,006)       155,891
                                       --------    --------     --------     ---------       --------
INVESTMENTS AND OTHER ASSETS:
  Investments in associated
     companies......................    (46,799)     21,701                     46,035         20,937
  Other assets......................     11,544       2,928          389                       14,861
                                       --------    --------     --------     ---------       --------
          Total investments and
            other assets............    (35,255)     24,629          389        46,035         35,798
                                       --------    --------     --------     ---------       --------
PROPERTY, PLANT AND
  EQUIPMENT-Net:....................     14,387     466,352       35,560                      516,299
                                       --------    --------     --------     ---------       --------
                                       $473,895    $531,992     $130,072     $(427,971)      $707,988
                                       ========    ========     ========     =========       ========
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued
     expenses.......................   $ 19,969    $ 47,116     $ 12,068     $               $ 79,153
  Current maturities of long-term
     debt...........................      2,050                                                 2,050
                                       --------    --------     --------     ---------       --------
Total current liabilities...........     22,019      47,116       12,068                       81,203
                                       --------    --------     --------     ---------       --------
LONG-TERM LIABILITIES:
  Long-term debt....................    233,370                                               233,370
  Post-retirement benefits other
     than pensions..................      1,130      84,996       14,891                      101,017
  Retirement benefit plans..........      2,122       7,490       (2,481)                       7,131
                                       --------    --------     --------     ---------       --------
Total long-term liabilities.........    236,622      92,486       12,410                      341,518
                                       --------    --------     --------     ---------       --------
LIABILITIES SUBJECT TO COMPROMISE...    230,059     496,782       48,001      (474,770)       300,072
                                       --------    --------     --------     ---------       --------
SHAREHOLDERS' EQUITY (DEFICIT):.....    (14,805)   (104,392)      57,593        46,799        (14,805)
                                       --------    --------     --------     ---------       --------
                                       $473,895    $531,992     $130,072     $(427,971)      $707,988
                                       ========    ========     ========     =========       ========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                            AS OF DECEMBER 27, 1998
                                        ----------------------------------------------------------------
                                                                SUBSIDIARY
                                                   SUBSIDIARY      NON                         TOTAL
                                         PARENT    GUARANTOR    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                        --------   ----------   ----------   ------------   ------------
                                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........  $ 18,457   $             $    412     $               $ 18,869
  Accounts receivable, net............        (7)     18,690       29,914                       48,597
  Inventories.........................                49,076       28,352        (1,764)        75,664
  Other current assets................       949       3,474          310                        4,733
  Due to (from) affiliates............   469,351     (17,317)      20,084      (472,118)
                                        --------   ---------     --------     ---------       --------
     Total current assets.............   488,750      53,923       79,072      (473,882)       147,863
                                        --------   ---------     --------     ---------       --------
INVESTMENTS AND OTHER ASSETS:
  Investments in associated
     companies........................    (9,079)     19,157                      9,079         19,157
  Other assets........................    14,125       3,792        1,723                       19,640
                                        --------   ---------     --------     ---------       --------
     Total investments and other
       assets.........................     5,046      22,949        1,723         9,079         38,797
                                        --------   ---------     --------     ---------       --------
PROPERTY, PLANT AND EQUIPMENT --
  Net:................................    15,603     500,144       34,681                      550,428
                                        --------   ---------     --------     ---------       --------
                                        $509,399   $ 577,016     $115,476     $(464,803)      $737,088
                                        ========   =========     ========     =========       ========
                                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued
     expenses.........................  $ 14,238   $  30,274     $  8,064     $               $ 52,576
                                        --------   ---------     --------     ---------       --------
     Total current liabilities........    14,238      30,274        8,064                       52,576
                                        --------   ---------     --------     ---------       --------
LONG-TERM LIABILITIES:
  Long-term debt......................   233,463                                               233,463
  Post-retirement benefits other than
     pensions.........................     1,593      82,007       14,374                       97,974
  Retirement benefit plans............     2,423      17,454         (514)                      19,363
                                        --------   ---------     --------     ---------       --------
     Total long-term liabilities......   237,479      99,461       13,860                      350,800
                                        --------   ---------     --------     ---------       --------
LIABILITIES SUBJECT TO COMPROMISE.....   220,044     501,065       48,847      (473,882)       296,074
                                        --------   ---------     --------     ---------       --------
SHAREHOLDERS' EQUITY (DEFICIT):.......    37,638     (53,784)      44,705         9,079         37,638
                                        --------   ---------     --------     ---------       --------
                                        $509,399   $ 577,016     $115,476     $(464,803)      $737,088
                                        ========   =========     ========     =========       ========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                    FOR THE TWELVE MONTHS ENDED DECEMBER 26, 1999
                                        ---------------------------------------------------------------------
                                                                   SUBSIDIARY
                                                     SUBSIDIARY       NON                           TOTAL
                                         PARENT      GUARANTOR     GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                         ------      ----------    ----------    ------------    ------------
NET CASH FLOWS (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES...............   $ (20,091)   $  (2,612)    $   3,147      $               $ (19,556)
                                        ---------    ---------     ---------      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale of
       assets........................                                  1,928                          1,928
     Capital expenditures............        (416)      (6,381)       (5,487)                       (12,284)
                                        ---------    ---------     ---------      ---------       ---------
     Net cash used for investing
       activities....................        (416)      (6,381)       (3,559)                       (10,356)
                                        ---------    ---------     ---------      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under revolver
       agreement.....................       2,050                                                     2,050
     Other...........................                    8,993                                        8,993
                                        ---------    ---------     ---------      ---------       ---------
     Net cash provided by financing
       activities....................       2,050        8,993                                       11,043
                                        ---------    ---------     ---------      ---------       ---------
     Net decrease in cash and cash
       equivalents...................     (18,457)                      (412)                       (18,869)
     Cash and cash equivalents at
       beginning of period...........      18,457                        412                         18,869
                                        ---------    ---------     ---------      ---------       ---------
     Cash and cash equivalents at end
       of period.....................   $            $             $              $               $
                                        =========    =========     =========      =========       =========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                      FOR THE TWELVE MONTHS ENDED DECEMBER 27, 1998
                                           --------------------------------------------------------------------
                                                                     SUBSIDIARY
                                                       SUBSIDIARY       NON                           TOTAL
                                            PARENT     GUARANTOR     GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                           --------    ----------    ----------    ------------    ------------
NET CASH FLOWS (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES.................    $ (6,883)   $  23,419      $ (4,449)     $               $  12,087
                                           --------    ---------      --------      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................        (142)     (17,919)        6,770                        (11,291)
                                           --------    ---------      --------      ---------       ---------
  Net cash used for investing
     activities........................        (142)     (17,919)        6,770                        (11,291)
                                           --------    ---------      --------      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of long-term debt............        (750)        (500)                                      (1,250)
  Borrowings under revolving credit
     agreement.........................                  129,750                                      129,750
  Repayments of revolving credit
     agreement.........................                 (134,750)                                    (134,750)
  Proceeds from assets held for sale...                                 18,000                         18,000
  Payment of capital lease.............                                   (131)                          (131)
  Payment of intercompany dividend.....      20,780                    (20,780)
                                           --------    ---------      --------      ---------       ---------
  Net cash (used for) provided by
     financing activities..............      20,030       (5,500)       (2,911)                        11,619
                                           --------    ---------      --------      ---------       ---------
  Net increase (decrease) in cash and
     cash equivalents..................      13,005                       (590)                        12,415
  Cash and cash equivalents at
     beginning of period...............       5,452                      1,002                          6,454
                                           --------    ---------      --------      ---------       ---------
  Cash and cash equivalents at end of
     period............................    $ 18,457    $              $    412      $               $  18,869
                                           ========    =========      ========      =========       =========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                     FOR THE TWELVE MONTHS ENDED DECEMBER 28, 1997
                                         ---------------------------------------------------------------------
                                                                    SUBSIDIARY
                                                      SUBSIDIARY       NON                           TOTAL
                                          PARENT      GUARANTOR     GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                         ---------    ----------    ----------    ------------    ------------
NET CASH FLOWS (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES...............    $  (2,015)   $ (76,469)    $  18,054      $               $ (60,430)
                                         ---------    ---------     ---------      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales and/or maturities of
     investments, net of purchases...       11,817                                                    11,817
  Capital expenditures...............          (16)     (31,362)       (9,038)                       (40,416)
                                         ---------    ---------     ---------      ---------       ---------
  Net cash used for investing
     activities......................       11,801      (31,362)       (9,038)                       (28,599)
                                         ---------    ---------     ---------      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from 10.875 percent Senior
     Unsecured Notes, net of
     discount........................      198,502                                                   198,502
  Proceeds from Senior Secured Credit
     Agreement.......................      175,000                                                   175,000
  Redemption of 13.5 percent Senior
     Secured Discount Notes..........     (117,289)                                                 (117,289)
  Redemption of 12.5 percent Senior
     Secured Discount Notes..........     (107,377)                                                 (107,377)
  Debt redemption costs..............      (29,947)                                                  (29,947)
  Payment of Term Loan...............      (50,000)                                                  (50,000)
  Borrowings under revolving credit
     agreement.......................                   134,250       134,750                        269,000
  Repayments of revolving credit
     agreement.......................                  (129,250)     (134,750)                      (264,000)
  Intercompany cash transactions.....     (112,469)     102,831         9,638
  Debt issue costs and fees..........      (11,630)                                                  (11,630)
  Payment of intercompany dividend...       18,300                    (18,300)
                                         ---------    ---------     ---------      ---------       ---------
  Net cash provided by financing
     activities......................      (36,910)     107,831        (8,662)                        62,259
                                         ---------    ---------     ---------      ---------       ---------
  Net increase (decrease) in cash and
     cash equivalents................      (27,124)                       354                        (26,770)
  Cash and cash equivalents at
     beginning of period.............       32,576                        648                         33,224
                                         ---------    ---------     ---------      ---------       ---------
  Cash and cash equivalents at end of
     period..........................    $   5,452    $             $   1,002      $               $   6,454
                                         =========    =========     =========      =========       =========

                               QUARTERLY RESULTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           FIRST          SECOND           THIRD            FOURTH
                                         QUARTER(3)      QUARTER       QUARTER(1)(4)      QUARTER(2)
----------------------------------------------------------------------------------------------------
1999
Net Sales income...................       $103,038       $125,251        $118,362          $121,734
Operating income (loss)............        (10,588)        (3,588)        (13,527)            3,982
Net loss...........................        (17,809)       (11,334)        (30,814)           (3,207)
Net loss per share.................       $  (1.53)      $  (0.97)       $  (2.64)         $  (0.28)
----------------------------------------------------------------------------------------------------
1998
Net Sales..........................       $144,996       $124,339        $103,460          $ 87,125
Operating loss.....................         (4,034)        (2,979)        (13,819)          (18,650)
Net loss...........................         (1,675)        (8,643)        (92,656)          (24,716)
Net loss per share.................       $  (0.14)      $  (0.74)       $  (7.94)         $  (2.12)
----------------------------------------------------------------------------------------------------
1997
Net Sales..........................       $125,331       $123,471        $115,250          $123,978
Operating loss.....................        (14,509)        (9,296)         (9,147)           (2,105)
Net loss...........................        (15,867)       (12,753)        (10,540)          (38,045)
Net loss per share.................          (1.36)         (1.10)          (0.91)            (3.27)
Net loss before extraordinary loss
  and accounting change............        (15,867)       (12,753)        (10,540)           (8,358)
Net loss per share before
  extraordinary loss and accounting
  change...........................       $  (1.36)      $  (1.10)       $  (0.91)         $  (0.72)
----------------------------------------------------------------------------------------------------

(1) During the third quarter of 1999, the Company recorded a $7.7 million charge to income from operations due to the abandonment of its finishing mill facilities and a $10.0 million charge to interest expense relating to the Tax Court decision relating to Interlake.

(2) In the fourth quarter of 1999 Acme Steel recorded $1.1 million income from operations from reversal of certain NACME charges recorded previous periods.

(3) In March 1998, the Company completed the sale of Universal Tool, through a stock sale, generating proceeds to the Company of approximately $18.0 million and a gain of approximately $12.0 million ($7.2 million net of tax).

(4) As a result of the losses incurred to date, and its Chapter 11 Bankruptcy filings, the Company recorded a valuation allowance of $76.7 million against its entire net deferred tax asset in the third quarter of fiscal 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Acme Metals Incorporated

     Our audits of the consolidated financial statements referred to in our report dated February 23, 2000 appearing in the Annual Report to Shareholders of Acme Metals Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

S/S  PRICEWATERHOUSECOOPERS LLP
------------------------------------------------------------
PricewaterhouseCoopers LLP

February 23, 2000

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                             ADDITIONS
                                                      -----------------------
                                         BALANCE AT   CHARGED TO   CHARGED TO                    BALANCE
                                         BEGINNING    COSTS AND      OTHER                       AT END
                                          OF YEAR      EXPENSES     ACCOUNTS     DEDUCTIONS      OF YEAR
                                         ----------   ----------   ----------    ----------      -------
1999
  Allowance for doubtful accounts
     receivable.......................    $ 1,278      $   435       $  114(a)     $(649)(b)     $ 1,178
  FAS 109 valuation allowance.........    $88,926      $36,860       $             $             $125,786
                                          =======      =======       ======        =====         =======
1998
  Allowance for doubtful accounts
     receivable.......................    $ 1,296      $   237       $   31(a)     $(286)(b)     $ 1,278
  FAS 109 valuation allowance.........    $            $81,308       $7,618(c)     $             $88,926
                                          =======      =======       ======        =====         =======
1997
  Allowance for doubtful accounts
     receivable.......................    $ 1,320      $    61       $  100(a)     $(185)(b)     $ 1,296
                                          =======      =======       ======        =====         =======

-------------------------
(a) Consists principally of recoveries of accounts charged off in prior years.

(b) Uncollectable accounts charged off.

(c) Consists of charge to accumulated other comprehensive loss.