Form 10-Q
period 2000-03-26
ACME METALS INC /DE/
filed 2000-05-02
CIK 883702

==============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 26, 2000 or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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


Number of shares of Common Stock outstanding as of May 1, 2000:  11,647,471.




==============================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)

                                                                             For The Three Months Ended
                                                                             ---------------------------
                                                                              March 26,         March 28,
                                                                                 2000             1999
                                                                             -----------      -----------

NET SALES................................................................    $   126,363      $   103,038

COSTS AND EXPENSES:
         Cost of products sold ..........................................        104,945           94,388
         Depreciation expense ...........................................          9,449            9,602
                                                                             -----------      -----------
Gross margin.............................................................         11,969             (952)
         Selling and administrative expense..............................          9,199            9,636
                                                                             -----------      -----------
Operating income (loss)..................................................          2,770          (10,588)

NON-OPERATING INCOME (EXPENSE):
         Interest expense, excluding non-default contractual interest
         of $5,906 in 2000 and $5,494 in 1999............................         (5,977)          (6,306)
         Interest income.................................................             20               96
         Reorganization charges under Chapter 11 Bankruptcy..............         (1,568)          (2,231)
         Gain from sale of asset.........................................                           1,241
                                                                             -----------      -----------
Loss before income taxes.................................................         (4,755)         (17,788)
Income tax provision.....................................................             58               21
                                                                             -----------      -----------
Net loss.................................................................    $    (4,813)     $   (17,809)
                                                                             ===========      ===========
LOSS PER SHARE:

BASIC:
         Net loss........................................................    $     (0.41)     $     (1.53)
                                                                             -----------      -----------
         Weighted average outstanding shares.............................     11,647,471       11,668,180
                                                                             ===========      ===========
DILUTED:
         Net loss........................................................    $     (0.41)     $     (1.53)
                                                                             -----------      -----------
         Weighted average outstanding shares.............................     11,647,471       11,668,180
                                                                             ===========      ===========



    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)


                                                                                             (Unaudited)
                                                                                               March 26,         December 26,
                                                                                                 2000                1999
                                                                                                 -----               ----
                                     ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents...........................................................        $     359         $
   Accounts receivable trade, less allowances of $1,214, and $1,178, respectively......           71,623            67,715
   Inventories.........................................................................           79,398            82,280
   Other current assets................................................................            5,766             5,896
                                                                                               ---------         ---------
      Total current assets.............................................................          157,146           155,891
                                                                                               ---------         ---------
 INVESTMENTS AND OTHER ASSETS:
   Investments in associated companies.................................................           19,597            20,937
   Other assets........................................................................           14,678            14,861
                                                                                               ---------         ---------
      Total investments and other assets...............................................           34,275            35,798
                                                                                               ---------         ---------
 PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment.......................................................          891,521           888,596
   Accumulated depreciation............................................................         (382,334)         (372,297)
                                                                                               ---------         ---------
      Total property, plant and equipment..............................................          509,187           516,299
                                                                                               ---------         ---------
                                                                                               $ 700,608         $ 707,988
                                                                                               =========         =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable....................................................................         $ 30,921          $ 32,808
   Accrued expenses....................................................................           41,077            46,345
   DIP Financing Agreement.............................................................            6,500             2,050
                                                                                               ---------         ---------
      Total current liabilities........................................................           78,498            81,203
                                                                                               ---------         ---------
LONG-TERM LIABILITIES:
   Long-term debt......................................................................          233,370           233,370
   Postretirement benefits other than pensions.........................................          101,960           101,017
   Retirement benefit plans............................................................            6,326             7,131
                                                                                               ---------         ---------
      Total long-term liabilities......................................................          341,656           341,518
                                                                                               ---------         ---------
LIABILITIES SUBJECT TO COMPROMISE......................................................          300,072           300,072
                                                                                               ---------         ---------
Commitments and contingencies
SHAREHOLDERS' DEFICIT:
   Preferred stock, $1 par value, 2,000,000 shares authorized, no shares issued
   Common stock, $1 par value, 20,000,000 shares authorized, 11,664,571 and
    11,674,471 shares issued and outstanding, respectively.............................           11,647            11,647
   Additional paid-in capital..........................................................          165,285           165,285
   Retained deficit....................................................................         (174,240)         (169,427)
   Accumulated other comprehensive loss................................................          (22,310)          (22,310)
                                                                                               ---------         ---------
      Total shareholders' deficit......................................................          (19,618)          (14,805)
                                                                                               ---------         ---------
                                                                                               $ 700,608         $ 707,988
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

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                For the Three Months Ended
                                                                               ----------------------------
                                                                                March 26,         March 28,
                                                                                  2000              1999
                                                                               ----------         --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss..............................................................      $ (4,813)          $(17,809)

     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     FROM OPERATING ACTIVITIES:
      Gain on sale of properties.........................................                           (1,241)
      Depreciation.......................................................         9,761             10,098
     CHANGE IN OPERATING ASSETS AND LIABILITIES:
        Accounts receivable..............................................        (3,908)            (5,599)
        Inventories......................................................         2,882             (4,764)
        Accounts payable.................................................        (1,887)              (787)
        Other current accounts...........................................        (5,138)             3,005
        Liabilities subject to compromise................................                            1,825
      Other, net.........................................................         1,670              1,089
                                                                               --------           --------
   Net cash used for operating activities................................        (1,433)           (14,183)
                                                                               --------           --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of assets......................................                            1,928
   Capital expenditures..................................................        (2,658)            (1,643)
                                                                               --------           --------
   Net cash provided by (used for) investing activities..................        (2,658)               285
                                                                               --------           --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment DIP Financing Agreement.......................................       (17,790)
   Borrowings under DIP Financing Agreement..............................        22,240
                                                                               --------           --------
   Net cash provided by financing activities.............................         4,450
                                                                               --------           --------
   Net (decrease) increase in cash and cash equivalents..................           359            (13,898)
   Cash and cash equivalents at beginning of period......................                           18,869
                                                                               --------           --------
   Cash and cash equivalents at end of period............................      $    359           $  4,971
                                                                               ========           ========




    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


BANKRUPTCY PROCEEDINGS:

On September 28, 1998, Acme Metals Incorporated ("Acme Metals") and its principal direct and indirect subsidiary companies (Acme Steel Company ("Acme Steel"), Acme Packaging Corporation ("Acme Packaging"), Alpha Tube Corporation ("Alpha Tube"), Alabama Metallurgical Corporation ("Alabama Metallurgical"), and Acme Steel Company International, Inc., ("Acme Steel International")) filed separate voluntary petitions for protection and reorganization under Chapter 11 of Title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") as previously described in Item 1. under the heading "Chapter 11 Bankruptcy Filings" on page 3 of the Company's Annual Report on Form 10-K for the year ended December 26, 1999 ("1999 Form 10-K"). These bankruptcy proceedings are collectively referred to as "Chapter 11 Bankruptcy" herein.

As a result of the Chapter 11 Bankruptcy proceedings, all of the Company's obligations were stayed. Without Bankruptcy Court approval, the Company cannot pay pre-petition obligations. Reference is made to "DIP Financing" on page 49 of the 1999 Form 10-K for a description of the Loan and Security Agreement with BankAmerica Business Credit, Inc. ("DIP Financing Agreement") entered into on December 18, 1998. At March 26, 2000, $6.5 million of the DIP Financing Agreement was outstanding with an additional $57.7 million available. No significant developments with respect to the bankruptcy proceedings have occurred since the filing of the 1999 Form 10-K.

Although the Chapter 11 Bankruptcy raises substantial doubt about the Company's ability to continue as a going-concern, the accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a company on a going-concern basis which contemplates the continuity of operations, realization of assets and the liquidation of liabilities in the ordinary course of business. As a result of the Chapter 11 Bankruptcy, realization of assets and liquidation of liabilities are subject to significant uncertainties. Specifically, the financial statements do not present the amount which will be paid to settle liabilities and contingencies which may be allowed in a Chapter 11 Bankruptcy reorganization. Also the consolidated financial statements do not reflect (a) adjustments to assets and liabilities which may occur in accordance with generally accepted accounting principles Statement of Position 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7") following the confirmation of a plan of reorganization or (b) the realizable value of assets which would be required to be recorded if the Company presents a plan which contemplates the disposal of all or portions of its assets and operations. The filing of a plan of reorganization could materially affect the carrying value of the assets and liabilities currently disclosed in the consolidated financial statements.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements for Acme Metals include its wholly owned operating subsidiaries, Acme Steel, Acme Packaging, and Alpha Tube, hereinafter collectively referred to as "the Company," for the periods ended March 26, 2000 and March 28, 1999. The statements should be read in conjunction with the audited financial statements included in the Company's 1999 Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such financial statements have been included. The financial statements have been subjected to a limited review by PricewaterhouseCoopers LLP, the Company's independent accountants, whose report appears on page 18 of this filing. Such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

The Company's fiscal year ends on December 31, 2000 and will contain 53 weeks. First quarter results for 2000 and 1999 each cover 13-week periods.

INVENTORIES:

Inventories as calculated on the last-in, first-out method:

                                                 March 26,     December 26,
                                                  2000             1999
                                             -------------    --------------
                                              (unaudited)
                                                     (in thousands)
   Raw materials                             $      19,787    $       23,887
   Semi-finished and finished products              52,472            51,967
   Supplies                                          7,139             6,426
                                             -------------    --------------
                                             $      79,398    $       82,280
                                             =============    ==============

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


INCOME TAXES:

As discussed on page 56 of the Company's 1999 Form 10-K, the Company has net operating losses expiring in 2012 to 2019 and has recorded a valuation allowance against its entire net deferred tax asset. The Company continued to fully reserve any net deferred tax assets generated in the first quarter of 2000.

LONG-TERM DEBT:

The Company's long-term debt, including current maturities, not recorded as "Liabilities Subject to Compromise:"

                                                                  March 26,             December 26,
                                                                    2000                   1999
                                                                 ----------             -------------
                                                                  (unaudited)
                                                                            (in thousands)
         Senior Secured Credit Agreement                          $174,250                $174,250
         12.5 percent Senior Secured Notes                          17,623                  17,623
         13.5 percent Senior Secured Discount Notes                    669                     669
         DIP Financing Agreement                                     6,500                   2,050
         Environmental Improvement Bonds 7.95 percent               11,345                  11,345
         Environmental Improvement Bonds 7.90 percent                8,585                   8,585
         Walbridge Facility                                         14,700                  14,700
         Other long-term debt                                        6,198                   6,198
                                                                  --------                --------
                                                                  $239,870                $235,420
                                                                  ========                ========


On September 28, 1998, all of the long-term debt became in default due to the Chapter 11 Bankruptcy. Without a Bankruptcy Court order, the Company cannot pay or restructure pre-petition debt until the conclusion of the Chapter 11 Bankruptcy.

In accordance with SOP 90-7, the Company has not accrued interest on its unsecured debt of $204 million after the petition date, as it is unlikely such interest would be paid in the plan of reorganization. The amount of such unaccrued contractual interest at the non-default rates as of March 26, 2000 aggregated $33 million and $27 million at December 26, 1999. Additionally, scheduled principal payments on secured debt which have not been made for the post-petition period, totaled $3.2 million. The Company is prohibited from making contractual payments on its outstanding long-term debt obligations absent a Bankruptcy Court order or until the conclusion of Chapter 11 Bankruptcy and implementation of a plan or reorganization allowing for such payments. The Company has obtained Bankruptcy Court orders allowing adequate protection payments on secured debt. During the first quarter of 2000, the Company paid $5.5 million in adequate protection payments as ordered by the Bankruptcy Court ($19.4 million in 1999).

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Secured debt has not been classified as subject to compromise in the consolidated balance sheet; however, in the event the collateral underlying the secured debt is determined to be insufficient, secured debt could be settled at less than its current carrying value and not be eligible for interest during bankruptcy. The Company has obtained an appraisal of the assets securing (the "collateral") the Environmental Improvement Bonds which indicates the value of this collateral is not sufficient to fully secure these bonds. Discussions have been initiated with the agent representing the holders of these bonds, however, no agreement has been reached regarding the value of this collateral. Because the collateral may not be adequate to fully secure these Environmental Improvement Bonds, the Company ceased accruing interest as of December 26, 1999. Interest, had it been accrued, would have equaled $0.4 million in the first quarter of 2000.

LIABILITIES SUBJECT TO COMPROMISE:

Items classified as "Liabilities Subject to Compromise:"


                                                                                  March 26,        December 26,
                                                                                    2000               1999
                                                                                    ----               ----
                                                                                 (unaudited)
                                                                                           (in thousands)
         Accounts payable..............................................         $      60,525      $      60,525
         Accrued interest..............................................                 6,094              6,094
         Bond payable and other related liability......................                 2,567              2,567
         Other accrued liabilities.....................................                   492                492
         Note payable..................................................                 5,500              5,500
         10.875 percent Senior Unsecured Notes, net
           of discount.................................................               198,682            198,682
         Other long-term liabilities...................................                26,212             26,212
                                                                                -------------      -------------
         Total.........................................................         $     300,072      $     300,072
                                                                                =============      =============

CASH FLOWS:

Cash payments for adequate protection payments were $5.5 million during the first three months of 2000 compared to $5.2 million in the first three months of 1999.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


COMMITMENTS AND CONTINGENCIES:

The Company is subject to various commitments and contingencies as previously described in the Company's 1999 Form 10-K. On February 16, 2000, the Company assumed a material executory contract with NACME Steel Processing LLC ("NACME"), which Acme Steel is a 40 percent member. The contract requires Acme Steel to provide NACME with certain minimum flat-rolled steel tonnages, which NACME is required to process. The processing operations performed by NACME includes pickling, slitting, and packaging.

As reported in the 1999 Form 10-K on page 62, Raytheon Engineers & Constructors, Inc. ("Raytheon") filed various legal actions in the Bankruptcy Court seeking to prevent Acme Steel from drawing on an irrevocable letter of credit. On April 11, 2000, the Bankruptcy Court held any claims Raytheon may have against Acme Steel for draws against the letter of credit are considered pre-petition; and Raytheon cannot enjoin Acme Steel from future draws on the letter of credit without alleging and proving fraud, which Raytheon failed to do. The Bankruptcy Court's decision did not address whether the claim is secured or unsecured. The Company has filed an Adversary Complaint challenging both Raytheon's assertion of the claim having a secured status and the validity of Raytheon's underlying mechanics lien.

On April 13, 2000, Raytheon filed a notice of appeal to the U.S. District Court of Delaware appealing the April 11, 2000 Bankruptcy Court decision. Although the Company plans to vigorously oppose Raytheon in this appeal process, there can be no assurances that the Company will prevail.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


BUSINESS SEGMENTS:

The Company presents its operations in two segments, Steel Making and Steel Fabricating, as previously disclosed in the Company's 1999 Form 10-K.

Unaudited operating segment information based on operating income:

                                                                        March 26,           March 28,
                                                                         2000                1999
                                                                         ----                ----
                                                                              (in thousands)
STEEL MAKING:
     Sales to unaffiliated customers..........................         $  69,552           $ 49,285
     Intersegment sales.......................................            21,886             19,311
                                                                       ---------           --------
         Net sales............................................         $  91,438           $ 68,596
                                                                       =========           ========

     Depreciation.............................................         $   8,308           $  8,562
     Loss from operations.....................................              (707)           (15,729)
     Total assets.............................................           531,214            564,358
     Capital expenditures.....................................             1,813                291
     Operating data (in tons)
         Steel production (hot band)..........................           248,861            244,266
         Steel shipments (flat rolled)........................           232,698            221,255

STEEL FABRICATING:
     Sales to unaffiliated customers..........................         $  56,811           $ 53,753
     Intersegment sales.......................................               131                160
                                                                       ---------           --------
         Net sales............................................         $  56,942           $ 53,913
                                                                       =========           ========

     Depreciation.............................................         $   1,461           $  1,222
     Income from operations...................................             3,477              5,141
     Total assets.............................................           128,836            116,244
     Capital expenditures.....................................               845              1,292

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Reconciliation of the unaudited segment information to the Company's unaudited consolidated financial statements:


                                                                        March 26,           March 28,
                                                                         2000                1999
                                                                         ----                ----
                                                                              (in thousands)
Net Sales:
     Steel Making.............................................         $  91,438          $  68,596
     Steel Fabricating........................................            56,942             53,913
     Intersegment sales.......................................           (22,017)           (19,471)
                                                                       ---------          ---------
                                                                       $ 126,363          $ 103,038
                                                                       =========          =========

Income (loss) before income taxes and extraordinary loss:
     Operating income (loss):
         Steel Making.........................................         $    (707)         $ (15,729)
         Steel Fabricating....................................             3,477              5,141
                                                                       ---------          ---------
                                                                           2,770            (10,588)
     Less:
         Interest expense.....................................            (5,977)            (6,306)
         Reorganization charges under
            Chapter 11 Bankruptcy.............................            (1,568)            (2,231)

     Add:
         Interest income......................................                20                 96
         Gain from sale of properties.........................                                1,241
                                                                       ---------          ---------
              Loss before income taxes........................         $  (4,755)         $ (17,788)
                                                                       =========          =========

Total assets:
     Steel Making.............................................         $ 531,214          $ 564,358
     Steel Fabricating........................................           128,838            116,244
     Corporate................................................            40,556             46,230
                                                                       ---------          ---------
                                                                       $ 700,608          $ 726,832
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


                                                    FOR THE THREE MONTHS ENDED MARCH 26, 2000
                                         ------------------------------------------------------------------
                                                                     SUBSIDIARY
                                                      SUBSIDIARY        NON                       TOTAL
                                           PARENT     GUARANTOR      GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                         ----------   ----------     ----------  ------------  ------------
Net Sales                                $            $   91,438      $ 56,942   $  (22,017)    $ 126,363

Costs and expenses                                        87,895        48,516      (22,017)      114,394
                                         ---------    ----------      --------   ----------     ---------
Gross margin                                               3,543         8,426                     11,969

Selling and administrative expense                         4,250         4,949                      9,199
                                         ---------    ----------      --------   ----------     ---------
Operating income (loss)                                     (707)        3,477                      2,770

Reorganization charges under
  Chapter 11 Bankruptcy                       (565)         (767)         (236)                    (1,568)
Net interest income (expense) and other     (5,346)         (787)          176                     (5,957)
                                         ---------    ----------      --------   ----------     ---------

Income (loss) before income taxes           (5,911)       (2,261)        3,417                     (4,755)

Income tax provision (benefit)              (1,199)                      1,257                         58
                                         ---------    ----------      --------   ----------     ---------
Net income (loss) before equity
 adjustment                                 (4,712)       (2,261)        2,160                     (4,813)

Equity income (loss) in subsidiaries          (101)                                     101
                                         ---------    ----------      --------   ----------     ---------
Net income (loss)                        $  (4,813)   $   (2,261)     $  2,160   $      101     $  (4,813)
                                         =========    ==========      ========   ==========     =========


                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (dollars in thousands)


                                                              FOR THE THREE MONTHS ENDED MARCH 28, 1999
                                             ----------------------------------------------------------------------------
                                                                           SUBSIDIARY
                                                            SUBSIDIARY         NON                            TOTAL
                                               PARENT       GUARANTOR      GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                            -----------   ------------- --------------   -------------   ---------------
Net Sales                                   $             $     68,596   $      53,913   $     (19,471)  $       103,038

Costs and expenses                                              79,717          43,744         (19,471)          103,990
                                            -----------   ------------   -------------   -------------   ---------------
Gross margin                                                   (11,121)         10,169                              (952)

Selling and administrative expense                               4,608           5,028                             9,636
                                            -----------   ------------   -------------   -------------   ---------------
Operating income (loss)                                        (15,729)          5,141                           (10,588)

Reorganization charges under
  Chapter 11 Bankruptcy                            (598)          (779)           (854)                           (2,231)
Net interest income (expense) and other          (5,976)          (305)          1,312                            (4,969)
                                            -----------   ------------   -------------   -------------   ---------------

Income (loss) before income taxes                (6,574)       (16,813)          5,599                           (17,788)

Income tax provision (benefit)                     (536)                           557                                21
                                            -----------   ------------   -------------   -------------   ---------------

Net income (loss) before equity
 adjustment                                      (6,038)       (16,813)          5,042                           (17,809)

Equity income (loss) in subsidiaries            (11,771)                                        11,771

                                            -----------   ------------   -------------   -------------   ---------------
Net income (loss)                           $   (17,809)  $    (16,813)  $       5,042   $      11,771   $       (17,809)
                                            ===========   ============   =============   =============   ===============

                            ACME METALS INCORPORATED
                              (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)




                                                                           AS OF MARCH 26, 2000
                                                ----------------------------------------------------------------------
                                                                             SUBSIDIARY
                                                              SUBSIDIARY        NON                          TOTAL
      ASSETS                                     PARENT       GUARANTOR      GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                ---------    -----------    -----------    ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $     359    $               $              $              $     359
  Accounts receivable, net                            378       41,775          29,470                        71,623
  Inventories                                                   43,920          36,925         (1,447)        79,398
  Other current assets                              1,458        3,669             639                         5,766
  Due (to) from affiliates                        493,083      (51,132)         29,577       (471,528)
                                                ---------    ---------       ---------      ---------      ---------
     Total current assets                         495,278       38,232          96,611       (472,975)       157,146
                                                ---------    ---------       ---------      ---------      ---------
INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies             (46,900)      20,361           1,031         45,105         19,597
  Other assets                                     11,070        3,219             389                        14,678
                                                ---------    ---------       ---------      ---------      ---------
    Total investments and other assets            (35,830)      23,580           1,420         45,105         34,275
                                                ---------    ---------       ---------      ---------      ---------

PROPERTY, PLANT AND EQUIPMENT-Net:                 14,213      459,905          35,069                       509,187
                                                ---------    ---------       ---------      ---------      ---------
                                                $ 473,661    $ 521,717       $ 133,100      $(427,870)     $ 700,608
                                                =========    =========       =========      =========      =========

   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses         $  20,143    $  38,904       $  12,951      $              $  71,998
  DIP Financing Agreement                           6,500                                                      6,500
                                                ---------    ---------       ---------      ---------      ---------
    Total current liabilities                      26,643       38,904          12,951                        78,498
                                                ---------    ---------       ---------      ---------      ---------
LONG-TERM LIABILITIES:
  Long-term debt                                  233,370                                                    233,370
  Postretirement benefits other than pensions       1,151       85,738          15,071                       101,960
  Retirement benefit plans                          2,056        6,946          (2,676)                        6,326
                                                ---------    ---------       ---------      ---------      ---------
    Total long-term liabilities                   236,577       92,684          12,395                       341,656
                                                ---------    ---------       ---------      ---------      ---------
LIABILITIES SUBJECT TO COMPROMISE                 230,059      496,782          48,001       (474,770)       300,072
                                                ---------    ---------       ---------      ---------      ---------
SHAREHOLDERS' EQUITY (DEFICIT):                   (19,618)    (106,653)         59,753         46,900        (19,618)
                                                ---------    ---------       ---------      ---------      ---------
                                                $ 473,661    $ 521,717       $ 133,100      $(427,870)     $ 700,608
                                                =========    =========       =========      =========      =========


                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (dollars in thousands)


                                                                          AS OF DECEMBER 26, 1999
                                                 ------------------------------------------------------------------
                                                                            SUBSIDIARY
                                                              SUBSIDIARY       NON                        TOTAL
      ASSETS                                       PARENT      GUARANTOR    GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                                 ---------    ----------    ----------  ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                      $            $            $            $                 $
  Accounts receivable, net                           1,689       36,868       30,241       (1,083)           67,715
  Inventories                                                    53,033       30,694       (1,447)           82,280
  Other current assets                               1,451        3,868          577                          5,896
  Due (to) from affiliates                         491,623      (52,758)      32,611     (471,476)
                                                 ---------    ---------    ---------    ---------         ---------
     Total current assets                          494,763       41,011       94,123     (474,006)          155,891
                                                 ---------    ---------    ---------    ---------         ---------

INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies              (46,799)      21,701                    46,035            20,937
  Other assets                                      11,544        2,928          389                         14,861
                                                 ---------    ---------    ---------    ---------         ---------
    Total investments and other assets             (35,255)      24,629          389       46,035            35,798
                                                 ---------    ---------    ---------    ---------         ---------

PROPERTY, PLANT AND EQUIPMENT-Net:                  14,387      466,352       35,560                        516,299
                                                 ---------    ---------    ---------    ---------         ---------
                                                 $ 473,895    $ 531,992    $ 130,072    $(427,971)        $ 707,988
                                                 =========    =========    =========    =========         =========


   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses          $  19,969    $  47,116    $  12,068    $                 $  79,153
  Current maturities of long-term debt               2,050                                                    2,050
                                                 ---------    ---------    ---------    ---------         ---------
    Total current liabilities                       22,019       47,116       12,068                         81,203
                                                 ---------    ---------    ---------    ---------         ---------

LONG-TERM LIABILITIES:
  Long-term debt                                   233,370                                                  233,370
  Post-retirement benefits other than pensions       1,130       84,996       14,891                        101,017
  Retirement benefit plans                           2,122        7,490       (2,481)                         7,131
                                                 ---------    ---------    ---------    ---------         ---------
    Total long-term liabilities                    236,622       92,486       12,410                        341,518
                                                 ---------    ---------    ---------    ---------         ---------

LIABILITIES SUBJECT TO COMPROMISE                  230,059      496,782       48,001     (474,770)          300,072
                                                 ---------    ---------    ---------    ---------         ---------

SHAREHOLDERS' EQUITY (DEFICIT):                    (14,942)    (104,392)      57,593       46,799           (14,942)
                                                 ---------    ---------    ---------    ---------         ---------
                                                 $ 473,758    $ 531,992    $ 130,072    $(427,971)        $ 707,851
                                                 =========    =========    =========    =========         =========


                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (dollars in thousands)


                                                                         FOR THE THREE MONTHS ENDED MARCH 26, 2000
                                                         -------------------------------------------------------------------------
                                                                                       SUBSIDIARY
                                                                        SUBSIDIARY        NON                             TOTAL
                                                           PARENT       GUARANTOR      GUARANTORS      ELIMINATIONS   CONSOLIDATED
                                                         -----------   ------------   ------------     ------------   ------------
NET CASH FLOWS (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                                   $    (4,091)  $      1,811   $        847     $              $    (1,433)
                                                         -----------   ------------   ------------     ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                     (1,811)          (847)                        (2,658)
                                                         -----------   ------------   ------------     ------------   -----------
    Net cash used for investing activities                                   (1,811)          (847)                        (2,658)
                                                         -----------   ------------   ------------     ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under revolver agreement                       22,240                                                       22,240
    Payments under revolver agreement                        (17,790)                                                     (17,790)
                                                         -----------   ------------   ------------     ------------   -----------
     Net cash provided by financing activities                 4,450                                                        4,450
                                                         -----------   ------------   ------------     ------------   -----------
    Net increase in cash and cash equivalents                    359                                                          359
    Cash and cash equivalents at
      beginning of period
                                                         -----------   ------------   ------------     ------------   -----------
    Cash and cash equivalents at
      end of period                                      $       359   $              $                $              $       359
                                                         ===========   ============   ============     ============   ===========


                            ACME METALS INCORPORATED
                              (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)


                                                             FOR THE THREE MONTHS ENDED MARCH 28, 1999
                                                ------------------------------------------------------------------
                                                                        SUBSIDIARY
                                                            SUBSIDIARY     NON                           TOTAL
                                                 PARENT     GUARANTOR   GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                --------    ----------  ----------    ------------    ------------
NET CASH FLOWS (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                          $(13,636)   $    351        (898)       $               $(14,183)
                                                --------    --------    --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the sale of assets                                       1,928                           1,928
    Capital expenditures                                        (351)     (1,292)                         (1,643)
                                                --------    --------    --------        --------        --------
    Net cash provided by (used for) investing                   (351)        636                             285
                                                --------    --------    --------        --------        --------
    Net decrease in cash and cash equivalents    (13,636)                   (262)                        (13,898)
    Cash and cash equivalents at
      beginning of period                         18,457                     412                          18,869
                                                --------    --------    --------        --------        --------

    Cash and cash equivalents at
      end of period                             $  4,821    $           $    150        $               $  4,971
                                                ========    ========    ========        ========        ========


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
Acme Metals Incorporated

We have reviewed the accompanying consolidated balance sheet as of March 26, 2000, the consolidated statements of operations for the three-month periods ended March 26, 2000 and March 28, 1999, and the consolidated statements of cash flows for the three-month periods ended March 26, 2000 and March 28, 1999 (the "consolidated financial information") of Acme Metals Incorporated and its subsidiaries. This consolidated financial information is the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 26, 1999, and the related consolidated statements of operations, of shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 23, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 26, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

On September 28, 1998, the Company filed voluntary petitions for protection and reorganization under Chapter 11 of the Bankruptcy Code. The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going-concern.


/s/  PricewaterhouseCoopers LLP
-------------------------------
PricewaterhouseCoopers LLP
Chicago, Illinois
April 26, 2000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

On September 28, 1998, the Company filed voluntary petitions for protection and reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

The Company's operations are divided into two segments: the Steel Making Segment and the Steel Fabricating Segment. The Steel Making Segment consists of Acme Steel and includes all the facilities used to manufacture hot-rolled sheet and strip steel. The Steel Fabricating Segment includes Acme Packaging and Alpha Tube. Each Fabricating Segment company uses flat-rolled steel in its respective operations; and, Acme Packaging also uses plastic in addition to steel in the manufacturing of strapping products.

This discussion and analysis or results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying notes to the financial statements.

First Quarter 2000 as compared to First Quarter 1999

THE COMPANY. First quarter 2000 operating results for the Company improved substantially over the first quarter 1999, due to both increased sales and lower operating costs. Consolidated net sales of $126 million for the first quarter of 2000 were $23 million higher than the same period in the prior year. An increase in shipments coupled with higher selling prices resulted in the increase in sales.

The increase in sales led to greater income from operations over the first quarter 1999. The Company's operating income of $3 million for the first three months of 2000 represents a $13 million improvement over the $10 million loss recorded for the same period in 1999. This substantial improvement relates to the increased sales and cost improvements at the Steel Making Segment. However, despite these improvements, the Steel Making Segment incurred an operating loss. The Steel Fabricating Segment's income from operations offset this loss generating operating income for the Company.

Selling and administrative expense for the current period remained flat with the same period of the previous year. The Company generated $2 million in proceeds in the first quarter 1999 from the sale of a building which resulted in a $1.2 million capital gain on the sale of an asset.

Interest expense of $6 million for the Company during the first three months of 2000 was $0.4 million better than the same period a year ago. However, in January of 2000, the Company ceased recording interest expense on debt which it believes the Bankruptcy Court will not approve adequate protection payments, generating a $0.4 million improvement over the first quarter of 1999.

During the first quarter of 2000, the Company incurred reorganization charges of $2 million, essentially flat with the same period in 1999. Reorganization charges primarily consist of administrative, professional, and legal fees associated with the Chapter 11 Bankruptcy.

The components discussed above resulted in a net loss for the Company of $5 million, or $0.41 per share, for the first quarter of 2000. The same period in 1999 generated an $18 million loss, or $1.53 per share. Results for 2000 are better than 1999 by $13 million, or 72 percent. Per share amounts are based on weighted average number of common shares calculated on both the basic and fully diluted method, which are equivalent in amount.

THE STEEL MAKING SEGMENT. In the first quarter of 2000, the Steel Making Segment experienced an increase in both selling prices and volume together with a better mix as compared with the first quarter of 1999. Net sales in the current period were $91 million, a $23 million increase over the same period last year. The sales improvement consists of $10 million in improved prices and $13 million in increased volume and stronger mix. Compared to a year ago, sales to unaffiliated customers increased $20 million, or 41 percent, while sales to affiliates increased $3 million, or 13 percent. Sales, excluding intersegment sales, improved $20 million over last year consisting of $7 million and $13 million relating to price and volume/mix, respectively.

The current period operating loss of $0.7 million for the Steel Making Segment is a $15 million, or a 96 percent improvement over the first quarter of 1999 operating loss of $15.7 million. The improvement primarily relates to increased sales and lower operating costs. The Continuous Steel Making Plant (the "CSP") operated at an average of 98 percent capacity for the first quarter of 2000 (96 percent in the first quarter of 1999). By operating at near full capacity and by experiencing related improvement in material yield, the CSP continued to improve its cost structure over 1999. Despite the increase in production and cost improvement, the Steel Making Segment continued to incur losses in the first quarter of 2000. New entrants into the market now compete with the Segment's traditional high margin products, which has driven overall prices down below those previously enjoyed by the Steel Segment.


THE STEEL FABRICATING SEGMENT. In the first quarter of 2000, the Steel Fabricating Segment experienced improvement in both price and volume/mix over the same period in 1999. Net sales for the current period equaled $57 million, a $3 million improvement over the first quarter of 1999. Although the segment experienced some upturn in price, volume/mix improvements primarily accounted for the increase in sales.

In the first quarter of 2000, the Steel Fabricating Segment incurred operating income of $3 million, $2 million below the comparable period in 1999. Increased raw material costs account for the decrease in income from operations.

LIQUIDITY AND CAPITAL RESOURCES

The most significant factor affecting the Company's liquidity and capital resources is operating under the protection of the Bankruptcy Code. Additional information and discussions concerning the circumstances which led to the Chapter 11 Bankruptcy are contained in Item 1. Business--Chapter 11 Bankruptcy Filings on page 3 of the 1999 Form 10-K.

The Company's current liquidity requirements include working capital needs, Chapter 11 Bankruptcy administrative expenses, payments to adequately protect holders of certain secured claims, and capital investments. The Company holds $0.4 million in cash and cash equivalents at March 26, 2000, while it held no cash or cash equivalents at December 26, 1999. To fund liquidity requirements, the Company entered into a DIP Financing Agreement with Bank of America as discussed in Liquidity and Capital Resources on page 18 of the Company's 1999 Form 10-K. The DIP Financing Agreement provides for a maximum of $100 million of revolving credit borrowings subject to borrowing base limitations. At March 26, 2000, $6.5 million of the DIP Financing Agreement was outstanding with an additional $57.7 million available based on borrowing base limitations. The DIP Financing Agreement expires September 27, 2000. Should the Company's plan of reorganization not be implemented prior to the expiration date, the Company plans to request an extension of the current facility.

Capital expenditures are expected to approximate $26 million during 2000. At March 26, 2000, the Company has spent $3 million on capital projects. During the first half of 2000, the Company expects to make $16 million in Bankruptcy Court approved adequate protection payments. The Company anticipates the Bankruptcy Court will approve additional adequate protection payments for the second half of the year.

Although the Company believes the anticipated cash from future operations and borrowings under the DIP Financing Agreement will provide sufficient liquidity for the Company to fund on-going operations, to meet its adequate protection payments, and to finance its Chapter 11 Bankruptcy administrative costs, there can be no assurances these or other possible resources will be adequate or that an extension of the DIP Financing Agreement would be obtained.

OUTLOOK

The Company currently intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's businesses and to restructure the Company's balance sheet at the earliest practicable date. Although management expects to file a plan of reorganization, there can be no assurance at this time that a plan of reorganization will be proposed by the Company, approved or confirmed by the Bankruptcy Court, or that such plan will be consummated. The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a plan of reorganization through May 30, 2000. While the Company anticipates requesting further extensions of the exclusivity period, there can be no assurance the Bankruptcy Court will grant such further extensions. If the exclusivity period were to expire or be terminated, other interested parties, such as creditors of the Company, would have the right to propose alternative plans of reorganization. The Board of Directors strives to maximize the value of the estate, including shareholder value, however, a plan of reorganization could, among other things, result in material dilution or potentially the elimination of the equity of existing shareholders of the Company as a result of the issuance of equity to creditors or new investors.

On January 20, 2000, the Bankruptcy Court denied a motion of certain equity holders of the Company to appoint an equity committee to represent the interest of the Company's equity security holders (the "Stockholders") in the Company's pending bankruptcy proceedings. In the course of the Court's consideration of this motion, the Company's financial advisor presented evidence indicating it now appears likely, under current circumstances, that at the time the final plan of reorganization is filed, there will not be sufficient reorganization value in the bankruptcy proceedings to provide a distribution to Stockholders. In denying the motion, the Court did not comment on the financial advisor's conclusion, ruling instead that the Company and its advisors were fulfilling their fiduciary duty in seeking to represent all interest and, therefore, no need for a separate equity committee to represent the Stockholders existed.

     Steel Making Segment

The Steel Making Segment continues to incur operating losses and may not achieve the sales, production, and performance levels necessary to achieve an operating profit for the year 2000. For this Outlook section, the Company is contemplating the continuation of business without restructuring its balance sheet due to its possible emergence from Chapter 11 Bankruptcy during 2000. Additionally, the Company believes a structural change in the market pricing of products has occurred, compressing the premium received by Acme Steel for traditionally high-margin products. Also, steel imports continue to adversely affect price. On the other hand, the cost position of Acme Steel has substantially improved since the CSP began operations. The Company continues to place maximum effort on optimizing the operating performance of its facilities, reducing cash manufacturing costs, and optimizing its mix of higher margin productions to return the Steel Making Segment to profitability.

     Steel Fabricating Segment

Steel Fabricating Segment earnings for the remainder of 2000 are expected to remain relatively steady. Acme Packaging will increase the utilization of the plastic strapping lines in the second full year of operations. Alpha Tube will continue its strong sales volume.


FORWARD LOOKING STATEMENT

Actual events might materially differ from those projected in the above forward looking statements. If there are substantial unexpected production interruptions or other operating difficulties, or if the CSP fails to maintain production utilization and material yield goals, the competitive and financial position of the Company could be materially adversely affected. In addition to uncertainties with respect to the CSP, forward looking statements regarding all of the Company's businesses, but particularly the Steel Making Segment, are based on various economic assumptions. These assumptions include projections regarding: selling prices for the Company's products, costs for labor, energy, raw material, supplies, pensions and active and retiree medical care, volume or units of product sales, competitive developments in the marketplace by domestic and foreign competitors, including import levels, and the competitive impact of the facilities which are expected to compete with the Company's products, general economic developments in the United States or abroad affecting the business of the Company's customers, including the strength of the U.S. dollar against other currencies and similar events which may affect the costs, price or volume of products sold by the Company.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange. The Company has exposure from changes in foreign exchange rates for the purchase of raw materials from its Wabush joint venture. A 10 percent unfavorable movement in the Canadian Dollar would affect raw material costs by approximately $3 million on an annual basis.

Interest Rates. The Company's net interest rate risk exposure consists of floating rate debt instruments linked to LIBOR. The Company, while under Chapter 11 Bankruptcy, is prohibited from making interest payments but with the approval of the Bankruptcy Court, has or expects to enter into adequate protection agreements with secured lenders.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As reported in the 1999 Form 10-K on page 62, Raytheon Engineers & Constructors, Inc. ("Raytheon") filed various legal actions in the Bankruptcy Court seeking to prevent Acme Steel from drawing on an irrevocable letter of credit. On April 11, 2000, the Bankruptcy Court held any claims Raytheon may have against Acme Steel for draws against the letter of credit are considered pre-petition; and Raytheon cannot enjoin Acme Steel from future draws on the letter of credit without alleging and proving fraud, which Raytheon failed to do. The Bankruptcy Court's decision did not address whether the claim is secured or unsecured. The Company has filed an Adversary Complaint challenging both Raytheon's assertion of the claim having a secured status and the validity of Raytheon's underlying mechanics lien.

On April 13, 2000, Raytheon filed a notice of appeal to the U.S. District Court of Delaware appealing the April 11, 2000 Bankruptcy Court decision. Although the Company plans to vigorously oppose Raytheon in this appeal process, there can be no assurances that the Company will prevail.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Board of Directors concluded this year's Annual Meeting of Shareholders (usually held in late April) should be postponed while the Company concentrates its efforts toward the development and submission of a Plan of Reorganization for the Company to exit the Chapter 11 Bankruptcy process at the earliest practicable time.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-Q

         Exhibit 27 - Financial data schedule

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ACME METALS INCORPORATED



Date:  April 26, 2000           By: /s/ Jerry F. Williams
                                    -----------------------------------------
                                    Jerry F. Williams
                                    Vice President - Finance and
                                    Administration and Chief Financial
                                    Officer (Principal Financial Officer)




                                By: /s/ Derrick T. Bay
                                    -----------------------------------------
                                    Derrick T. Bay
                                    Controller and Chief Accounting Officer
                                    (Principal Accounting Officer)