Form 10-K/A
period 1999-12-26
ACME METALS INC /DE/
filed 2000-06-30
CIK 883702

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                  FORM 10- K/A
                                 AMENDMENT NO. 1

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

                                 (708) 849-2500
                         (Registrant's telephone number)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K.

     Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes    X    No
                                       -------    -------

     The aggregate market value as of March 13, 2000 of common stock, par value $1.00, held by nonaffiliates of the Registrant was $4,102,551.

     Number of shares of Common Stock outstanding as of March 13, 2000:
11,647,471.

ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

              Exhibit      Description
              -------      -----------
               99.         Other Exhibits

                           99.1 Form 11-K for the Acme Metals Incorporated Salaried Employees' Retirement Savings Plan

                           99.2 Form 11-K for the Alpha Tube Corporation Employees' 401(k) Retirement Plan

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                 ACME METALS INCORPORATED



Date:  June 28, 2000             By:  /s/ Jerry F. Williams
                                    -----------------------------------------
                                     Jerry F. Williams
                                     Vice President - Finance and
                                     Administration and Chief Financial Officer
                                     (Principal Financial Officer)

                                INDEX TO EXHIBITS

99.1 - Acme Metals Incorporated
       Salaried Employees' Retirement
       Savings Plan

99.2 - Alpha Tube Corporation
       Employees' 401(k) Retirement
       Plan