Form 10-Q
period 2000-06-25
ACME METALS INC /DE/
filed 2000-08-08
CIK 883702

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 25, 2000 or

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

Number of shares of Common Stock outstanding as of August 1, 2000:  11,647,471.

===============================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)


                                                                For the Three Months Ended          For the Six Months Ended
                                                                --------------------------       -----------------------------
                                                                June 25,          June 27,          June 25,         June 27,
                                                                  2000              1999              2000             1999
                                                                  ----              ----              ----             ----

NET SALES .............................................     $    130,229      $    125,251      $    256,592      $    228,289

COSTS AND EXPENSES:
     Cost of products sold ............................          107,990           109,362           212,935           203,750
     Depreciation expense .............................            9,420             9,609            18,869            19,211
                                                            ------------      ------------      ------------      ------------
Gross margin ..........................................           12,819             6,280            24,788             5,328
     Selling and administrative expense ...............            9,310             9,868            18,509            19,504
                                                            ------------      ------------      ------------      ------------
Operating income (loss) ...............................            3,509            (3,588)            6,279           (14,176)

NON-OPERATING INCOME (EXPENSE):
     Interest expense .................................           (5,944)           (5,611)          (11,921)          (11,917)
     Interest income ..................................               40                79                60               175
     Reorganization charges under Chapter 11 Bankruptcy           (1,836)           (2,097)           (3,404)           (4,328)
     Other net ........................................                                                                  1,241
                                                            ------------      ------------      ------------      ------------
Loss before income taxes ..............................           (4,231)          (11,217)           (8,986)          (29,005)
Income tax provision ..................................               58               117               116               138
                                                            ------------      ------------      ------------      ------------

     Net loss .........................................     $     (4,289)     $    (11,334)     $     (9,102)     $    (29,143)
                                                            ============      ============      ============      ============

LOSS PER SHARE:

BASIC:
         Net loss .....................................     $      (0.37)     $      (0.97)     $      (0.78)     $      (2.50)
                                                            ============      ============      ============      ============
         Weighted average outstanding shares ..........       11,647,471        11,664,549        11,647,471        11,666,364
                                                            ============      ============      ============      ============

DILUTED:
         Net loss .....................................     $      (0.37)     $      (0.97)     $      (0.78)     $      (2.50)
                                                            ============      ============      ============      ============
         Weighted average outstanding shares ..........       11,647,471        11,664,549        11,647,471        11,666,364
                                                            ============      ============      ============      ============



    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)


                                                                                                     (Unaudited)
                                                                                                       June 25,   December 26,
                                                                                                        2000          1999
                                                                                                        ----          ----
                                                               ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .....................................................................   $      19    $
   Accounts receivable trade, less allowances of $1,255, and $1,178, respectively ................      69,767       67,715
   Inventories ...................................................................................      80,636       82,280
   Other current assets ..........................................................................       7,106        5,896
                                                                                                     ---------    ---------
      Total current assets .......................................................................     157,528      155,891
                                                                                                     ---------    ---------
INVESTMENTS AND OTHER ASSETS:
   Investments in associated companies ...........................................................      18,627       20,937
   Other assets ..................................................................................      14,199       14,861
                                                                                                     ---------    ---------
      Total investments and other assets .........................................................      32,826       35,798
                                                                                                     ---------    ---------
PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment .................................................................     894,234      888,596
   Accumulated depreciation ......................................................................    (392,033)    (372,297)
                                                                                                     ---------    ---------
      Total property, plant and equipment ........................................................     502,201      516,299
                                                                                                     ---------    ---------
                                                                                                     $ 692,555    $ 707,988
                                                                                                     =========    =========

                                                LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable ..............................................................................   $  18,797    $  32,808
   Accrued expenses ..............................................................................      43,542       46,345
   DIP Financing Agreement .......................................................................       4,000        2,050
                                                                                                     ---------    ---------
      Total current liabilities ..................................................................      66,339       81,203
                                                                                                     ---------    ---------
LONG-TERM LIABILITIES:
   Long-term debt ................................................................................     233,370      233,370
   Postretirement benefits other than pensions ...................................................     102,615      101,017
   Retirement benefit plans ......................................................................       5,518        7,131
                                                                                                     ---------    ---------
      Total long-term liabilities ................................................................     341,503      341,518
                                                                                                     ---------    ---------

LIABILITIES SUBJECT TO COMPROMISE ................................................................     308,620      300,072
                                                                                                     ---------    ---------

Commitments and contingencies

SHAREHOLDERS' DEFICIT:
   Preferred stock, $1 par value, 2,000,000 shares authorized, no shares issued
   Common stock, $1 par value, 20,000,000 shares authorized, 11,647,471 and
     11,664,371 shares issued and outstanding, respectively ......................................      11,647       11,647
   Additional paid-in capital ....................................................................     165,285      165,285
   Retained deficit ..............................................................................    (178,529)    (169,427)
   Accumulated other comprehensive loss ..........................................................     (22,310)     (22,310)
                                                                                                     ---------    ---------
      Total shareholders' deficit ................................................................     (23,907)     (14,805)
                                                                                                     ---------    ---------
                                                                                                     $ 692,555    $ 707,988
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

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                               For the Six Months Ended
                                                                               ------------------------
                                                                               June 25,         June 27,
                                                                                 2000             1999
                                                                                 ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .....................................................................   $ (9,102)   $(29,143)

    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FROM OPERATING ACTIVITIES:
     Gain on sale of properties ................................................                 (1,241)
     Depreciation ..............................................................     19,460      20,233
    CHANGE IN OPERATING ASSETS AND LIABILITIES:
       Accounts receivable .....................................................     (2,052)    (10,541)
       Income tax receivable ...................................................                     40
       Inventories .............................................................      1,644      (4,451)
       Accounts payable ........................................................    (14,011)      2,377
       Other current accounts ..................................................     (4,013)      2,524
       Liabilities subject to compromise .......................................      8,548         178
     Other, net ................................................................      2,966       1,558
                                                                                   --------    --------
  Net cash provided by (used for) operating activities .........................      3,440     (18,466)
                                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of assets .............................................                  1,928
  Capital expenditures .........................................................     (5,371)     (4,014)
                                                                                   --------    --------
  Net cash (used for) investing activities .....................................     (5,371)     (2,086)
                                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment DIP Financing Agreement ..............................................    (29,590)
  Borrowings under DIP Financing Agreement .....................................     31,540
  Draw from Letter of Credit ...................................................                  8,991
                                                                                   --------    --------

  Net cash provided by financing activities ....................................      1,950       8,991
                                                                                   --------    --------

  Net (decrease) increase in cash and cash equivalents .........................         19     (11,561)
  Cash and cash equivalents at beginning of period .............................                 18,869
                                                                                   --------    --------

  Cash and cash equivalents at end of period ...................................   $     19    $  7,308
                                                                                   ========    ========



    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BANKRUPTCY PROCEEDINGS:

On September 28, 1998, Acme Metals Incorporated ("Acme Metals" or "the Company") and its principal direct and indirect subsidiary companies, which include Acme Steel Company ("Acme Steel"), Acme Packaging Corporation ("Acme Packaging"), Alpha Tube Corporation ("Alpha Tube"), Alabama Metallurgical Corporation, and Acme Steel Company International, Inc., filed separate voluntary petitions for protection and reorganization under Chapter 11 of Title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") as previously described in
Item 1. under the heading "Chapter 11 Bankruptcy Filings" on page 3 of the Company's Annual Report on Form 10-K for the year ended December 26, 1999 ("1999 Form 10-K"). These bankruptcy proceedings are collectively referred to as the "Chapter 11 Bankruptcy" herein.

As a result of the Chapter 11 Bankruptcy proceedings, all of the Company's obligations were stayed. Without Bankruptcy Court approval, the Company cannot pay pre-petition obligations. Reference is made to "DIP Financing" on page 49 of the 1999 Form 10-K for a description of the Loan and Security Agreement with BankAmerica Business Credit, Inc. ("DIP Financing Agreement") entered into on December 18, 1998. At June 25, 2000, $4 million of the DIP Financing Agreement was outstanding with an additional $57.7 million available.

In the first quarter of 2000, Citibank, N. A. filed an application for a $100 million loan guarantee with the Emergency Steel Guarantee Loan Program on behalf of the Company. In June, the Company was informed that action on its loan application was delayed subject to further discussions with the Executive Director of the Emergency Steel Guarantee Loan Board.

The Company, in seeking to maximize value for the estates under the Chapter 11 Bankruptcy process, initiated a formal process of soliciting third-party indications of interest in a possible sale or investment transaction involving certain of their operating assets. As a result of these efforts, the Company received a preliminary proposal from a third party to acquire the steelmaking operations. Although the Company cannot publicly identify the third party at this time, the Company and key creditor constituencies (both secured and unsecured) agree the proposal should be pursued and developed. While no assurances can be provided that a transaction will be completed, due diligence continues with significant issues to be resolved before a transaction can be presented to the Bankruptcy Court for approval.

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

BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements for Acme Metals include its wholly owned operating subsidiaries, Acme Steel, Acme Packaging, and Alpha Tube, hereinafter collectively referred to as "the Company," for the periods ended June 25, 2000 and June 27, 1999. The statements should be read in conjunction with the audited financial statements included in the Company's 1999 Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such financial statements have been included. The financial statements have been subjected to a limited review by PricewaterhouseCoopers LLP, the Company's independent accountants, whose report appears on page 20 of this filing. Such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of
Section 11 of such Act do not apply.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

The Company's fiscal year ends on December 31, 2000 and will contain 53 weeks. Second quarter results for 2000 and 1999 each cover 13-week periods.

INVENTORIES:

Inventories as calculated on the last-in, first-out method:


                                                                              June 25,               December 26,
                                                                                2000                     1999
                                                                           -------------            --------------
                                                                            (unaudited)
                                                                                        (in thousands)
       Raw materials                                                       $      18,458            $       23,887
       Semi-finished and finished products                                        54,623                    51,967
       Supplies                                                                    7,555                     6,426
                                                                           -------------            --------------
                                                                           $      80,636            $       82,280
                                                                           =============            ==============

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


INCOME TAXES:

As discussed on page 56 of the Company's 1999 Form 10-K, the Company has net operating losses expiring in 2012 to 2019 and has recorded a valuation allowance against its entire net deferred tax asset. The Company continued to fully reserve any net deferred tax assets generated in the second quarter of 2000.

LONG-TERM DEBT:

The Company's long-term debt, including current maturities, not recorded as "Liabilities Subject to Compromise" is comprised of:


                                                                                   June 25,             December 26,
                                                                                    2000                    1999
                                                                                 -----------              --------
                                                                                 (unaudited)
                                                                                           (in thousands)
         Senior Secured Credit Agreement                                          $174,250                $174,250
         12.5 percent Senior Secured Notes                                          17,623                  17,623
         13.5 percent Senior Secured Discount Notes                                    669                     669
         DIP Financing Agreement                                                     4,000                   2,050
         Environmental Improvement Bonds 7.95 percent                               11,345                  11,345
         Environmental Improvement Bonds 7.90 percent                                8,585                   8,585
         Walbridge Facility                                                         14,700                  14,700
         Other long-term debt                                                        6,198                   6,198
                                                                                  --------                --------
                                                                                  $237,370                $235,420
                                                                                  ========                ========

On September 28, 1998, all of the long-term debt became in default due to the Chapter 11 Bankruptcy. Without a Bankruptcy Court order, the Company cannot pay or restructure pre-petition debt until the conclusion of the Chapter 11 Bankruptcy.

In accordance with SOP 90-7, the Company has not accrued interest on its unsecured debt of $204 million after the petition date, as it is unlikely such interest would be paid in the plan of reorganization. Additionally, scheduled principal payments on secured debt which have not been made for the post-petition period, totaled $3.8 million. The Company is prohibited from making contractual payments on its outstanding long-term debt obligations absent a Bankruptcy Court order or until the conclusion of Chapter 11 Bankruptcy and implementation of a plan or reorganization allowing for such payments. The Company has obtained Bankruptcy Court orders allowing adequate protection payments on secured debt. During the first half of 2000, the Company paid $11 million in adequate protection payments as ordered by the Bankruptcy Court.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Secured debt has not been classified as subject to compromise in the consolidated balance sheet; however, in the event the collateral underlying the secured debt is determined to be insufficient, secured debt could be settled at less than its current carrying value and not be eligible for interest during bankruptcy. The Company has obtained an appraisal of the assets securing (the "collateral") the Environmental Improvement Bonds which indicates the value of this collateral is not sufficient to fully secure these bonds. Discussions have been initiated with the agent representing the holders of these bonds, however, no agreement has been reached regarding the value of this collateral. Because the collateral may not be adequate to fully secure these Environmental Improvement Bonds, the Company ceased accruing interest as of December 26, 1999. Interest, had it been accrued, would have equaled $0.8 million in the first half of 2000.

LIABILITIES SUBJECT TO COMPROMISE:

Items classified as "Liabilities Subject to Compromise:"


                                                                                  June 25,          December 26,
                                                                                    2000                1999
                                                                                    ----                ----
                                                                                 (unaudited)
                                                                                         (in thousands)
         Accounts payable..............................................         $      71,198      $      60,525
         Accrued interest..............................................                 6,094              6,094
         Bond payable and other related liability......................                 2,567              2,567
         Other accrued liabilities.....................................                   492                492
         Note payable..................................................                 5,500              5,500
         10.875 percent Senior Unsecured Notes, net
           of discount.................................................               198,682            198,682
         Other long-term liabilities...................................                24,087             26,212
                                                                                -------------      -------------
         Total.........................................................         $     308,620      $     300,072
                                                                                =============      =============

CASH FLOWS:

Cash payments for adequate protection payments were $11.0 million during the first half of 2000 compared to $8.7 million in the first half of 1999.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

COMMITMENTS AND CONTINGENCIES:

The Company is subject to various commitments and contingencies as previously described in the Company's 1999 Form 10-K. On February 16, 2000, the Company assumed a material executory contract with NACME Steel Processing LLC ("NACME"). Acme Steel has a 40 percent equity interest in NACME. The contract requires Acme Steel to provide NACME with certain minimum flat-rolled steel tonnages, which NACME is required to process. The processing operations performed by NACME include pickling, slitting, and packaging.

As reported in the 1999 Form 10-K on page 62, Raytheon Engineers & Constructors, Inc. ("Raytheon") filed various legal actions in the Bankruptcy Court seeking to prevent Acme Steel from drawing on an irrevocable letter of credit. On April 11, 2000, the Bankruptcy Court held that any claims Raytheon may have against Acme Steel for draws against the letter of credit are considered pre-petition and Raytheon cannot enjoin Acme Steel from future draws on the letter of credit without alleging and proving fraud, which Raytheon failed to do. The Bankruptcy Court's decision did not address whether the claim is secured or unsecured. The Company has filed an Adversary Complaint challenging both Raytheon's assertion of the claim having a secured status and the validity of Raytheon's underlying mechanics lien. Subsequent to the April 11, 2000 ruling, the Company reclassified the Raytheon liability of $8.5 million from Accounts Payable to Liabilities Subject to Compromise.

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

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)

Business Segments:

The Company presents its operations in two segments, Steel Making and Steel Fabricating, as previously disclosed in the Company's Form 10-K.

Unaudited operating segment information based on operating income is as follows:

                                                For the Three Months Ended             For the Six Months Ended
                                                --------------------------             ------------------------
                                                June 25,           June 27,            June 25,          June 27,
                                                  2000               1999               2000               1999
                                                  ----               ----               ----               ----
STEEL MAKING:
     Sales to unaffiliated customers ...       $  70,464          $  66,048          $ 140,016          $ 115,333
     Intersegment sales ................          19,413             18,657             41,299             37,968
                                               ---------          ---------          ---------          ---------
         Net sales .....................       $  89,877          $  84,705          $ 181,315          $ 153,301
                                               =========          =========          =========          =========

     Depreciation ......................       $   8,355          $   8,570          $  16,663          $  17,132
     Loss from operations ..............             (88)            (9,066)              (796)           (24,794)
     Total assets ......................         530,435            564,748            530,435            564,748
     Capital expenditures ..............           2,339              1,800              4,150              1,627
     Operating data (in tons)
         Steel production (hot band) ...         262,544            261,964            511,405            506,230
         Steel shipments (flat-rolled)           228,754            249,892            317,441            471,147

STEEL FABRICATING:
     Sales to unaffiliated customers ...       $  59,765          $  59,203          $ 116,576          $ 112,956
     Intersegment sales ................             171                165                302                325
                                               ---------          ---------          ---------          ---------
         Net sales .....................       $  59,936          $  59,368          $ 116,878          $ 113,281
                                               =========          =========          =========          =========

     Depreciation ......................       $   1,356          $   1,357          $   2,817          $   2,579
     Income from operations ............           3,597              5,478              7,075             10,618
     Total assets ......................         128,670            118,296            128,670            118,296
     Capital expenditures ..............             374              1,095              1,221              2,387

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)

Reconciliation of the unaudited segment information to the Company's unaudited consolidated financial statements is as follows:


                                                 For the Three Months Ended             For the Six Months Ended
                                                 --------------------------            --------------------------
                                                 June 25,           June 27,           June 25,           June 27,
                                                  2000               1999               2000               1999
                                                  ----               ----               ----               ----
Net Sales:
     Steel Making ....................         $  89,877          $  84,705          $ 181,315          $ 153,301
     Steel Fabricating ...............            59,936             59,368            116,878            113,281
     Intersegment sales ..............           (19,584)           (18,822)           (41,601)           (38,293)
                                               ---------          ---------          ---------          ---------
                                               $ 130,229          $ 125,251          $ 256,592          $ 228,289
                                               =========          =========          =========          =========

Income (loss) before income taxes and
extraordinary loss:
     Operating income (loss):
         Steel Making ................         $     (88)         $  (9,066)         $    (796)         $ (24,794)
         Steel Fabricating ...........             3,597              5,478              7,075             10,618
                                               ---------          ---------          ---------          ---------
                                                   3,509             (3,588)             6,279            (14,176)
     Less:
         Interest expense ............            (5,944)            (5,611)           (11,921)           (11,917)
         Reorganization charges under
            Chapter 11 Bankruptcy ....            (1,836)            (2,097)            (3,404)            (4,328)

     Add:
         Interest income .............                40                 79                 60                175
         Other, net ..................                                                                      1,241
                                               ---------          ---------          ---------          ---------
              Loss before income taxes         $  (4,231)         $ (11,217)         $  (8,986)         $ (29,005)
                                               =========          =========          =========          =========

Total assets:
     Steel Making ....................         $ 530,435          $ 564,748          $ 530,435          $ 564,748
     Steel Fabricating ...............           128,670            118,296            128,670            118,296
     Corporate .......................            33,450             43,465             33,450             43,465
                                               ---------          ---------          ---------          ---------
                                               $ 692,555          $ 726,509          $ 692,555          $ 726,509
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


                                                                   FOR THE THREE MONTHS ENDED JUNE 25, 2000
                                                   --------------------------------------------------------------------------
                                                                               SUBSIDIARY
                                                               SUBSIDIARY          NON                              TOTAL
                                                   PARENT      GUARANTOR       GUARANTORS    ELIMINATIONS       CONSOLIDATED
                                                   ------      ----------      ----------    ------------       ------------
Net Sales .....................................    $           $  89,877       $  59,936      $ (19,584)           $ 130,229

Costs and expenses ............................                   85,798          51,196        (19,584)             117,410
                                                  --------     ---------       ---------      ---------            ---------
Gross margin ..................................                    4,079           8,740                              12,819

Selling and administrative expense ............                    4,167           5,143                               9,310
                                                  --------     ---------       ---------      ---------            ---------
Operating income (loss) .......................                      (88)          3,597                               3,509

Reorganization charges under
  Chapter 11 Bankruptcy .......................       (503)         (902)           (431)                             (1,836)
Net interest income (expense) and other........     (5,245)         (867)            208                              (5,904)
                                                  --------     ---------       ---------      ---------            ---------
Income (loss) before income taxes .............     (5,748)       (1,857)          3,374                              (4,231)

Income tax provision (benefit) ................     (1,192)                        1,250                                  58
                                                  --------     ---------       ---------      ---------            ---------
Net income (loss) before equity
  adjustment ..................................     (4,556)       (1,857)          2,124                              (4,289)

Equity income (loss) in subsidiaries ..........        267                                         (267)
                                                  --------     ---------       ---------      ---------            ---------
Net income (loss) .............................   $ (4,289)    $  (1,857)      $   2,124      $    (267)           $  (4,289)
                                                  ========     =========       =========      =========            =========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)


                                                                      FOR THE THREE MONTHS ENDED JUNE 27, 1999
                                                     --------------------------------------------------------------------------
                                                                                   SUBSIDIARY
                                                                    SUBSIDIARY        NON                              TOTAL
                                                       PARENT       GUARANTOR      GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                     ---------      ----------     ----------     ------------     ------------
Net Sales......................................      $              $  84,705        $ 59,368     $  (18,822)      $  125,251

Costs and expenses.............................                        89,005          48,788        (18,822)         118,971
                                                     ---------      ---------        --------     ----------       ----------

Gross margin...................................                        (4,300)         10,580                           6,280

Selling and administrative expense.............                         4,766           5,102                           9,868
                                                     ---------      ---------        --------     ----------       ----------
Operating income (loss)........................                        (9,066)          5,478                          (3,588)

Reorganization charges under
  Chapter 11 Bankruptcy........................           (317)          (930)           (850)                         (2,097)
Net interest income (expense) and other........         (4,830)          (472)           (230)                         (5,532)
                                                     ---------      ---------        --------     ----------       ----------

Income (loss) before income taxes..............         (5,147)       (10,468)          4,398                         (11,217)

Income tax provision (benefit).................         (2,935)                         3,052                             117
                                                     ---------      ---------        --------     ----------       ----------

Net income (loss) before equity
  adjustment...................................         (2,212)       (10,468)          1,346                         (11,334)

Equity income (loss) in subsidiaries...........         (9,122)                                        9,122
                                                     ---------      ---------        --------     ----------       ----------
Net income (loss)..............................      $ (11,334)     $ (10,468)       $  1,346     $    9,122       $  (11,334)
                                                     =========      =========        ========     ==========       ==========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)


                                                             FOR THE SIX MONTHS ENDED JUNE 25, 2000
                                        --------------------------------------------------------------------------------
                                                                         SUBSIDIARY
                                                         SUBSIDIARY         NON                              TOTAL
                                           PARENT        GUARANTOR       GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                        ------------  ---------------  ---------------  --------------  ----------------
Net Sales.............................. $             $      181,315   $      116,878   $     (41,601)  $       256,592

Costs and expenses.....................                      173,693           99,712         (41,601)          231,804
                                        ------------  ---------------  ---------------  --------------  ----------------
Gross margin...........................                        7,622           17,166                            24,788

Selling and administrative expense.....                        8,418           10,091                            18,509
                                        ------------  ---------------  ---------------  --------------  ----------------
Operating income (loss)................                         (796)           7,075                             6,279

Reorganization charges under
  Chapter 11 Bankruptcy................      (1,068)          (1,669)            (667)                           (3,404)
Net interest income (expense)
  and other ...........................     (10,591)          (1,654)             384                           (11,861)
                                        ------------  ---------------  ---------------  --------------  ----------------

Income (loss) before income taxes......     (11,659)          (4,119)           6,792                            (8,986)

Income tax provision (benefit).........      (2,391)                            2,507                               116
                                        ------------  ---------------  ---------------  --------------  ----------------

Net income (loss) before equity
  adjustment...........................      (9,268)          (4,119)           4,285                            (9,102)

Equity income (loss) in subsidiaries...         166                                              (166)

                                        ------------  ---------------  ---------------  --------------  ----------------
Net income (loss)...................... $    (9,102)  $       (4,119)  $        4,285   $        (166)  $        (9,102)
                                        ============  ===============  ===============  ==============  ================

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)


                                                                FOR THE SIX MONTHS ENDED JUNE 27, 1999
                                            -----------------------------------------------------------------------------
                                                                           SUBSIDIARY
                                                            SUBSIDIARY        NON                             TOTAL
                                               PARENT       GUARANTOR      GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                            ------------  -------------  --------------  --------------  ----------------
Net Sales ................................  $             $    153,301   $     113,281   $     (38,293)  $       228,289

Costs and expenses .......................                     168,722          92,532         (38,293)          222,961
                                            ------------  -------------  --------------  --------------  ----------------
Gross margin .............................                     (15,421)         20,749                             5,328

Selling and administrative expense .......                       9,373          10,131                            19,504
                                            ------------  -------------  --------------  --------------  ----------------
Operating income (loss) ..................                     (24,794)         10,618                           (14,176)

Reorganization charges under
  Chapter 11 Bankruptcy ..................         (915)        (1,709)         (1,704)                           (4,328)
Net interest income (expense) and other ..      (10,806)          (777)          1,082                           (10,501)
                                            ------------  -------------  --------------  --------------  ----------------

Income (loss) before income taxes ........      (11,721)       (27,280)          9,996                           (29,005)

Income tax provision (benefit) ...........       (3,471)                         3,609                               138
                                            ------------  -------------  --------------  --------------  ----------------

Net income (loss) before equity
  adjustment .............................       (8,250)       (27,280)          6,387                           (29,143)

Equity income (loss) in subsidiaries .....      (20,893)                                        20,893

                                            ------------  -------------  --------------  --------------  ----------------
Net income (loss) ........................  $   (29,143)  $    (27,280)  $       6,387   $      20,893   $       (29,143)
                                            ============  =============  ==============  ==============  ================

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)


                                                                          AS OF JUNE 25, 2000
                                                ---------------------------------------------------------------------------
                                                                             SUBSIDIARY
                                                              SUBSIDIARY        NON                              TOTAL
      ASSETS                                       PARENT     GUARANTOR      GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                -----------  ------------   ------------   --------------   ---------------
CURRENT ASSETS:
  Cash and cash equivalents ................... $        19  $              $              $                $            19
  Accounts receivable, net ....................         380        40,528         28,859                             69,767
  Inventories .................................                    45,464         36,619           (1,447)           80,636
  Other current assets ........................       1,193         4,825          1,088                              7,106
  Due (to) from affiliates ....................     486,600       (45,984)        30,912         (471,528)
                                                -----------  ------------   ------------   --------------   ---------------
    Total current assets ......................     488,192        44,833         97,478         (472,975)          157,528
                                                -----------  ------------   ------------   --------------   ---------------
INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies .........     (46,633)       19,391          1,031           44,838            18,627
  Other assets ................................      10,777         3,031            391                             14,199
                                                -----------  ------------   ------------   --------------   ---------------
    Total investments and other assets ........     (35,856)       22,422          1,422           44,838            32,826
                                                -----------  ------------   ------------   --------------   ---------------
PROPERTY, PLANT AND EQUIPMENT- Net: ...........      14,042       453,936         34,223                            502,201
                                                -----------  ------------   ------------   --------------   ---------------
                                                $   466,378  $    521,191   $    133,123   $     (428,137)  $       692,555
                                                ===========  ============   ============   ==============   ===============

   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses ....... $    19,480  $     31,875   $     10,984   $                $        62,339
  DIP Financing Agreement .....................       4,000                                                           4,000
                                                -----------  ------------   ------------   --------------   ---------------
    Total current liabilities .................      23,480        31,875         10,984                             66,339
                                                -----------  ------------   ------------   --------------   ---------------
LONG-TERM LIABILITIES:
  Long-term debt ..............................     233,370                                                         233,370
  Post-retirement benefits other
    than pensions .............................       1,168        86,315         15,132                            102,615
  Retirement benefit plans ....................       1,987         6,402         (2,871)                             5,518
                                                -----------  ------------   ------------   --------------   ---------------
    Total long-term liabilities ...............     236,525        92,717         12,261                            341,503
                                                -----------  ------------   ------------   --------------   ---------------
LIABILITIES SUBJECT TO COMPROMISE .............     230,280       505,109         48,001         (474,770)          308,620
                                                -----------  ------------   ------------   --------------   ---------------

SHAREHOLDERS' EQUITY (DEFICIT): ...............     (23,907)     (108,510)        61,877           46,633           (23,907)
                                                -----------  ------------   ------------   --------------   ---------------
                                                $   466,378  $    521,191   $    133,123   $     (428,137)  $       692,555
                                                ===========  ============   ============   ==============   ===============

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)


                                                                                AS OF DECEMBER 26, 1999
                                                      ----------------------------------------------------------------------
                                                                                 SUBSIDIARY
                                                                   SUBSIDIARY       NON                           TOTAL
      ASSETS                                             PARENT    GUARANTOR     GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                      ----------- ------------  ------------  -------------  ---------------
CURRENT ASSETS:
  Cash and cash equivalents ........................  $           $             $             $              $
  Accounts receivable, net .........................       1,689       36,868        30,241         (1,083)          67,715
  Inventories ......................................                   53,033        30,694         (1,447)          82,280
  Other current assets .............................       1,451        3,868           577                           5,896
  Due (to) from affiliates .........................     491,623      (52,758)       32,611       (471,476)
                                                      ----------- ------------  ------------  -------------  ---------------
    Total current assets ...........................     494,763       41,011        94,123       (474,006)         155,891
                                                      ----------- ------------  ------------  -------------  ---------------

INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies ..............     (46,799)      21,701                       46,035           20,937
  Other assets .....................................      11,544        2,928           389                          14,861
                                                      ----------- ------------  ------------  -------------  ---------------
    Total investments and other assets .............     (35,255)      24,629           389         46,035           35,798
                                                      ----------- ------------  ------------  -------------  ---------------

PROPERTY, PLANT AND EQUIPMENT-Net: .................      14,387      466,352        35,560                         516,299
                                                      ----------- ------------  ------------  -------------  ---------------
                                                      $  473,895  $   531,992   $   130,072   $   (427,971)  $      707,988
                                                      =========== ============  ============  =============  ===============

   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses ............  $   19,969  $    47,116   $    12,068   $              $       79,153
  Current maturities of long-term debt .............       2,050                                                      2,050
                                                      ----------- ------------  ------------  -------------  ---------------
    Total current liabilities ......................      22,019       47,116        12,068                          81,203
                                                      ----------- ------------  ------------  -------------  ---------------

LONG-TERM LIABILITIES:
  Long-term debt ...................................     233,370                                                    233,370
  Post-retirement benefits other than pensions .....       1,130       84,996        14,891                         101,017
  Retirement benefit plans .........................       2,122        7,490        (2,481)                          7,131
                                                      ----------- ------------  ------------  -------------  ---------------
    Total long-term liabilities ....................     236,622       92,486        12,410                         341,518
                                                      ----------- ------------  ------------  -------------  ---------------

LIABILITIES SUBJECT TO COMPROMISE ..................     230,059      496,782        48,001       (474,770)         300,072
                                                      ----------- ------------  ------------  -------------  ---------------

SHAREHOLDERS' EQUITY (DEFICIT): ....................     (14,805)    (104,392)       57,593         46,799          (14,805)
                                                      ----------- ------------  ------------  -------------  ---------------
                                                      $  473,895  $   531,992   $   130,072   $   (427,971)  $      707,988
                                                      =========== ============  ============  =============  ===============

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)


                                                                    FOR THE SIX MONTHS ENDED JUNE 25, 2000
                                                    -----------------------------------------------------------------------
                                                                                    SUBSIDIARY
                                                                  SUBSIDIARY          NON                          TOTAL
                                                     PARENT       GUARANTOR        GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                                    --------      ---------        ----------    ------------  ------------
NET CASH FLOWS (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES .......................      $ (1,931)     $  4,150         $    1,221    $              $   3,440
                                                    --------      ---------        ----------    ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .......................                      (4,150)            (1,221)                     (5,371)
                                                    --------      ---------        ----------    ------------  ------------
  Net cash used for investing activities .....                      (4,150)            (1,221)                     (5,371)
                                                    --------      ---------        ----------    ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments DIP financing agreement ...........       (29,590)                                                     (29,590)
  Borrowings under DIP financing agreement....        31,540                                                       31,540
                                                    --------      ---------        ----------    ------------  ------------
  Net cash provided by financing activities...         1,950                                                        1,950
                                                    --------      ---------        ----------    ------------  ------------
  Net increase in cash and cash equivalents...            19                                                           19
  Cash and cash equivalents at
    beginning of period.......................
                                                    --------      ---------        ----------    ------------  ------------
  Cash and cash equivalents at
    end of period ............................      $     19      $                $             $             $       19
                                                    ========      =========        ==========    ============  ============


                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)


                                                                             FOR THE SIX MONTHS ENDED JUNE 27, 1999
                                                              -------------------------------------------------------------------
                                                                                       SUBSIDIARY
                                                                          SUBSIDIARY     NON                            TOTAL
                                                               PARENT     GUARANTOR    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                              ---------   ----------   ----------    ------------    ------------
NET CASH FLOWS (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES ....................................   $(11,245)   $ (7,366)    $    145      $                  $(18,466)
                                                              ---------   ----------   ----------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the sale of assets ......................                               1,928                            1,928
    Capital expenditures ..................................                 (1,627)      (2,387)                          (4,014)
                                                              ---------   ----------   ----------    ------------    ------------
    Net cash provided by (used for) investing activities...                 (1,627)        (459)                          (2,086)
                                                              ---------   ----------   ----------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Other .................................................         (2)      8,993                                         8,991
                                                              ---------   ----------   ----------    ------------    ------------
    Net cash (used for) provided by financing activities ..         (2)      8,993                                         8,991

    Net decrease in cash and cash equivalents .............    (11,247)                    (314)                         (11,561)
    Cash and cash equivalents at
      beginning of period .................................     18,457                      412                           18,869
                                                              ---------   ----------   ----------    ------------    ------------
    Cash and cash equivalents at
      end of period .......................................   $  7,210    $            $     98      $                  $  7,308
                                                              =========   ==========   ==========    ============    ============

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
Acme Metals Incorporated

We have reviewed the accompanying consolidated balance sheet of Acme Metals Incorporated and its subsidiaries (the "Company") as of June 25, 2000, and the related consolidated statements of operations for each of the three-month and six-month periods ended June 25, 2000 and June 27, 1999 and the consolidated statements of cash flows for the six-month periods ended June 25, 2000 and June 27, 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 26, 1999, and the related consolidated statements of operations, of shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 23, 2000, we expressed an unqualified opinion on those consolidated financial statements. Our report included an explanatory paragraph with respect to the Company's ability to continue as a going-concern. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 26, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

On September 28, 1998, the Company filed voluntary petitions for protection and reorganization under Chapter 11 of the Bankruptcy Code. The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going-concern.


/s/  PricewaterhouseCoopers LLP
-------------------------------------------
PricewaterhouseCoopers LLP
Chicago, Illinois
August 3, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

On September 28, 1998, the Company filed voluntary petitions for protection and reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

The Company's operations are divided into two segments: the Steel Making Segment and the Steel Fabricating Segment. The Steel Making Segment consists of Acme Steel and includes all the facilities used to manufacture hot-rolled sheet and strip steel. The Steel Fabricating Segment includes Acme Packaging and Alpha Tube. Each Fabricating Segment company uses flat-rolled steel in its respective operations; and, Acme Packaging uses plastic in addition to steel in the manufacturing of strapping products.

This discussion and analysis of results of operations should be read in conjunction with the unaudited consolidated financial statements and accompanying notes to the financial statements.

Second Quarter 2000 as compared to Second Quarter 1999

THE COMPANY. Second quarter 2000 operating results for the Company improved substantially over the second quarter 1999, due to both increased sales and lower operating costs. Consolidated net sales of $130 million for the second quarter of 2000 were $5 million higher than the same period in the prior year. Higher selling prices and improved mix in the steel segment resulted in the sales increase.

The sales increase led to greater income from operations over the second quarter 1999. The Company's operating income of $3.5 million for the second quarter of 2000 represents a $7.1 million improvement over the $3.6 million loss recorded for the same period in 1999. This substantial improvement relates to the increased sales and cost improvements at the Steel Making Segment.

Selling and administrative expense for the current period declined $0.5 million compared to the previous year due to staff reductions in 1999. Interest expense for the Company during the second quarter of 2000 remained consistent with the same period a year ago at $6 million.

During the second quarter of 2000, the Company incurred reorganization charges of $1.8 million, versus $2.0 million in the same period in 1999. Reorganization charges primarily consist of administrative, professional, and legal fees associated with the Chapter 11 Bankruptcy.

Net income for 2000 improved over 1999 by $7 million, or 62 percent. The components discussed above resulted in a net loss for the Company of $4 million, or $0.37 per share, for the second quarter of 2000. The same period in 1999 generated an $11 million loss, or $0.97 per share. Per share amounts are based on weighted average number of common shares calculated on both the basic and fully diluted method, which are equivalent in amount.

THE STEEL MAKING SEGMENT. Net sales in the current period were $90 million, a $5 million increase over the same period last year. This improvement consisted of a $9 million increase due to higher prices and better mix, offset by a $4 million decline due to decreased volume. Compared to a year ago, sales to unaffiliated customers increased $4 million, or 7 percent, while sales to affiliates increased $1 million, or 4 percent.

The current period operating loss of $0.1 million for the Steel Making Segment improved by $9 million over the operating loss of $9 million for the second quarter of 1999. The improvement primarily relates to increased sales and lower operating costs. The Continuous Steel Making Plant (the "CSP") operated at an average of 103 percent capacity for the second quarter of 2000 (98 percent in the second quarter of 1999). By operating at full capacity and by experiencing related improvement in material yield, the CSP continued to improve its cost structure over 1999. Despite the increase in production and cost improvement, the Steel Making Segment continued to incur losses in the second quarter of 2000. New entrants into the market now compete with the Segment's traditional high margin products, which have driven overall prices down below those previously realized by the Steel Segment.

THE STEEL FABRICATING SEGMENT. In the second quarter of 2000, the Steel Fabricating Segment experienced improvement in price/mix offsetting a volume decline over the same period in 1999. Net sales for the current period equaled $60 million, a $0.6 million improvement over the second quarter of 1999.

In the second quarter of 2000, the Steel Fabricating Segment generated operating income of $4 million compared to $5 million in the comparable period in 1999. An average increase of $40 per ton in raw material costs accounts for the decrease in income from operations.

Six Months ended June 25, 2000 as compared to Six Months ended June 27, 1999

THE COMPANY. Consolidated net sales of $257 million for the first half of 2000 were $29 million higher than the same period in the prior year, reflecting higher net sales in both the first and second quarters. Increased shipments, higher prices and a higher margin sales mix contributed to the sales increase.

The increase in sales led to a $20 million increase (of which $13 million occurred in the first quarter) in operating income for the Company in the first half of 2000 compared to the same period in 1999.

Selling and administrative expense was $19 million in the first half of 2000, $1 million lower than the prior year. Interest expense of $12 million for the six months ended June 25, 2000 was flat compared to the same period of the prior year.

During the first six months of 2000, the Company incurred reorganization charges of $3.4 million, $1 million lower than the prior year. These costs primarily consist of administrative, professional, and legal fees associated with the Chapter 11 Bankruptcy proceedings.

The Company recorded a loss of $9 million, or $0.78 per share in the first half of 2000, versus a loss of $29 million, or $2.50 per share, recorded in the first half of the prior year. Per share amounts for 2000 and 1999 are based on the weighted average number of common shares calculated on both the basic and fully diluted methods, which are equivalent in amount.

STEEL MAKING SEGMENT. In the first six months of 2000, net sales for the Steel Making Segment were $181 million, a $28 million or 18 percent increase from the comparable period last year. Of the $28 million increase, $19 million and $9 million is attributable to higher prices/improved mix and increased volume, respectively. Sales to unaffiliated customers increased 21 percent or $25 million, while intersegment sales of $41 million were higher than the first half of 1999 by $3 million, or 8 percent.

The Steel Making Segment recorded a $1 million loss from operations in the first two quarters of 2000, which was nearly $24 million better than the $25 million loss recorded in the comparable period in 1999. The decreased loss in the first half of 2000 was primarily due to increased sales, improved sales mix and cost improvements.

STEEL FABRICATING SEGMENT. The Steel Fabricating Segment net sales of $117 million in 2000 were $4 million, or 4 percent above the comparable period in the prior year. An increase in sales for the fabricating businesses resulted from both higher prices/improved mix and increased volume.

The Steel Fabricating Segment's operating income of $7 million for the first two quarters of 2000 was $4 million lower than in last year's comparable period due primarily to increased raw material costs.

LIQUIDITY AND CAPITAL RESOURCES

The most significant factor affecting the Company's liquidity and capital resources is operating under the protection of the Bankruptcy Code. Additional information and discussions concerning the circumstances which led to the Chapter 11 Bankruptcy are contained in Item 1. Business--Chapter 11 Bankruptcy Filings on page 3 of the 1999 Form 10-K.

The Company's current liquidity requirements include working capital needs, Chapter 11 Bankruptcy administrative expenses, payments to adequately protect holders of certain secured claims, and capital investments. The Company held no cash or cash equivalents at both June 25, 2000 and December 26, 1999. To fund liquidity requirements, the Company entered into a DIP Financing Agreement with Bank of America as discussed in Liquidity and Capital Resources on page 18 of the Company's 1999 Form 10-K. The DIP Financing Agreement provides for a maximum of $100 million of revolving credit borrowings subject to borrowing base limitations. At June 25, 2000, $4 million of the DIP Financing Agreement was outstanding with an additional $57 million available based on borrowing base limitations. The DIP Financing Agreement expires September 27, 2000. The Company is currently in discussion to extend the current facility.

Capital expenditures are expected to approximate $26 million during 2000. At June 25, 2000, the Company has spent $5 million on capital projects. During the first half of 2000, the Company made $11 million in Bankruptcy Court approved adequate protection payments. The Company anticipates the Bankruptcy Court will approve additional adequate protection payments for the second half of the year.

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

OUTLOOK

The Company currently intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's businesses and to restructure the Company's balance sheet at the earliest practicable date. Although management expects to file a plan of reorganization, there can be no assurance at this time that a plan of reorganization will be proposed by the Company, approved or confirmed by the Bankruptcy Court, or that such plan will be consummated. The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a plan of reorganization through September 30, 2000, however the court has allowed the unsecured creditors the right to file an objection prior to August 15, 2000. While the Company anticipates requesting further extensions of the exclusivity period, there can be no assurance the Bankruptcy Court will grant such further extensions. If the exclusivity period were to expire or be terminated, other interested parties, such as creditors of the Company, would have the right to propose alternative plans of reorganization. The Board of Directors strives to maximize the value of the estate, including shareholder value, however, a plan of reorganization could, among other things, result in material dilution or the elimination of the equity of existing shareholders of the Company as a result of the issuance of equity to creditors or new investors.

     Steel Making Segment

The Steel Making Segment continues to incur operating losses and may not achieve the sales, production, and performance levels necessary to achieve an operating profit for the year 2000. For this Outlook section, the Company is contemplating the continuation of business without restructuring its balance sheet due to its possible emergence from Chapter 11 Bankruptcy during 2000. Additionally, the Company believes a structural change in the market pricing of products has occurred in recent years, compressing the premium received by Acme Steel for traditionally high margin products. Also, steel imports continue to adversely affect price. On the other hand, the cost position of Acme Steel has substantially improved since the CSP began operations. The Company continues to place maximum effort on optimizing the operating performance of its facilities, reducing cash manufacturing costs, and optimizing its mix of higher margin productions to return the Steel Making Segment to profitability.

     Steel Fabricating Segment

Steel Fabricating Segment earnings for the remainder of 2000 are expected to remain relatively steady. Acme Packaging plans to increase the utilization of the plastic strapping lines in the second full year of operations. Except for third quarter seasonal softness in certain end-user markets, Alpha Tube expects to continue generating earnings similar to the first half of 2000.

FORWARD LOOKING STATEMENT

Actual events might materially differ from those projected in the above outlook statements. If there are substantial unexpected production interruptions or other operating difficulties, or if the CSP fails to maintain production utilization and material yield goals, the competitive and financial position of the Company could be materially adversely affected. In addition to uncertainties with respect to the CSP, forward looking statements regarding all of the Company's businesses, but particularly the Steel Making Segment, are based on various economic assumptions. These assumptions include projections regarding: selling prices for the Company's products, costs for labor, energy, raw material, supplies, pensions and active and retiree medical care, volume or units of product sales, competitive developments in the marketplace by domestic and foreign competitors, including import levels, and the competitive impact of the facilities which are expected to compete with the Company's products, general economic developments in the United States or abroad affecting the business of the Company's customers, including the strength of the U.S. dollar against other currencies and similar events which may affect the costs, price or volume of products sold by the Company.

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

Furthermore, the Chapter 11 Bankruptcy filings introduce numerous uncertainties that may affect the Company's businesses, results of operations and prospects.

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

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-Q

         Exhibit 15 - Report of PricewaterhouseCoopers LLP
         Exhibit 27 - Financial data schedule

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ACME METALS INCORPORATED



Date:  August 4, 2000                 By: /s/ Jerry F. Williams
                                         ---------------------------------------
                                         Jerry F. Williams
                                         Vice President - Finance and
                                         Administration and Chief Financial
                                         Officer (Principal Financial Officer)




                                      By: /s/ Derrick T. Bay
                                         ---------------------------------------
                                         Derrick T. Bay
                                         Controller and Chief Accounting Officer
                                         (Principal Accounting Officer)