Form 10-Q
period 2000-09-24
ACME METALS INC /DE/
filed 2000-11-08
CIK 883702

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 24, 2000 or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ____


Number of shares of Common Stock outstanding as of November 3, 2000: 11,647,471.


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)

                                                              For the Three Months Ended           For the Nine Months Ended
                                                              --------------------------           -------------------------
                                                            September 24,     September 26,      September 24,    September 26,
                                                                2000              1999                2000            1999
                                                                ----              ----                ----            ----
NET SALES                                                   $   116,831      $   118,362         $   373,423       $   346,651

COSTS AND EXPENSES:
     Cost of products sold ...............................      101,287          113,473             314,222           317,223
     Depreciation expense ................................        9,274            9,746              28,143            28,957
                                                            -----------      -----------         -----------       -----------
Gross margin  ............................................        6,270           (4,857)             31,058               471
     Selling and administrative expense ..................        7,794            8,670              26,303            28,174
                                                            -----------      -----------         -----------       -----------
Operating income (loss)...................................       (1,524)         (13,527)              4,755           (27,703)

NON-OPERATING INCOME (EXPENSE):
     Interest expense ....................................       (4,152)          (5,725)            (16,073)          (17,642)
     Interest expense - income tax........................                       (10,000)                              (10,000)
     Interest income......................................           41               98                 101               273
     Reorganization charges under
       Chapter 11 Bankruptcy..............................       (1,700)          (1,582)             (5,104)           (5,910)
     Other - net .........................................                                                               1,241
                                                            -----------      -----------         ------------      -----------
Loss before income taxes .................................       (7,335)         (30,736)            (16,321)          (59,741)
Income tax provision......................................           58               78                 174               216
                                                            -----------      -----------         -----------       -----------

     Net loss ............................................  $    (7,393)     $   (30,814)        $   (16,495)      $   (59,957)
                                                            ===========      ===========         ===========       ===========


LOSS PER SHARE:

BASIC:
         Net loss ........................................  $      (0.63)    $      (2.64)              (1.42)      $     (5.14)
                                                            ============     ============        ============       ===========
         Weighted average outstanding shares..............    11,647,471       11,653,668          11,647,471        11,662,110
                                                            ============     ============        ============       ===========

DILUTED:
         Net loss ........................................  $      (0.63)    $      (2.64)       $      (1.42)      $     (5.14)
                                                            ============     ============        ============       ===========
         Weighted average outstanding shares..............    11,647,471       11,653,668          11,647,471        11,662,110
                                                            ============     ============        ============       ===========

    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                        (Unaudited)
                                                                        September 24,    December 26,
                                                                            2000            1999
                                                                        -------------    -----------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................................   $  3,145        $
  Accounts receivable trade, less allowances of $1,375
     and $1,178, respectively..........................................     64,954           67,715
  Inventories..........................................................     80,529           82,280
  Other current assets.................................................      6,559            5,896
                                                                          --------        ---------
     Total current assets..............................................    155,187          155,891
                                                                          --------        ---------
INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies..................................     10,496           20,937
  Other assets.........................................................     13,729           14,861
                                                                          --------        ---------
     Total investments and other assets................................     24,225           35,798
                                                                          --------        ---------
PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment........................................    899,615          888,596
  Accumulated depreciation.............................................   (401,618)        (372,297)
                                                                         ---------        ---------
     Total property, plant and equipment...............................    497,997          516,299
                                                                         ---------        ---------
                                                                         $ 677,409        $ 707,988
                                                                         =========        =========
                  LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable....................................................  $  22,678        $  32,808
   Accrued expenses....................................................     37,751           46,345
   DIP Financing Agreement.............................................      6,000            2,050
   Current Portion of Long-term Debt...................................      2,945
                                                                         ---------        ---------

      Total current liabilities........................................     69,374           81,203
                                                                         ---------        ---------
LONG-TERM LIABILITIES:
   Long-term debt......................................................    227,595          233,370
   Postretirement benefits other than pensions.........................    104,144          101,017
   Retirement benefit plans............................................      5,090            7,131
                                                                         ---------        ---------
      Total long-term liabilities.....................................     336,829          341,518
                                                                         ---------        ---------

LIABILITIES SUBJECT TO COMPROMISE......................................    302,506          300,072
                                                                         ---------        ---------

Commitments and contingencies (Note)

SHAREHOLDERS' DEFICIT:
   Preferred stock, $1 par value, 2,000,000 shares authorized, no shares issued
   Common stock, $1 par value, 20,000,000 shares authorized,
     11,647,471 and 11,647,471
     shares issued and outstanding, respectively.......................     11,647           11,647
   Additional paid-in capital..........................................    165,285          165,285
   Accumulated deficit.................................................   (185,922)        (169,427)
   Accumulated other comprehensive loss................................    (22,310)         (22,310)
                                                                         ---------        ---------
      Total shareholders' deficit......................................    (31,300)         (14,805)
                                                                         ---------        ---------
                                                                         $ 677,409        $ 707,988
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

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)



                                                                       For The Nine Months Ended
                                                                     ------------------------------
                                                                     September 24,    September 26,
                                                                         2000             1999
                                                                     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss.....................................................  $   (16,495)      $  (59,957)
     ADJUSTMENTS TO RECONCILE NET LOSS TO
        NET CASH FROM OPERATING ACTIVITIES:
            Net loss on impairment of assets......................                         6,078
            Depreciation..........................................       29,045           30,363
            Interest expense - income taxes.......................                        10,000
            CHANGE IN OPERATING ASSETS AND LIABILITIES:
                   Accounts receivable............................        2,761           (8,667)
                   Income tax receivable..........................                            66
                   Inventories....................................        1,751           (1,048)
                   Accounts payable ..............................       (1,798)           6,062
                   Other current accounts.........................       (9,678)           3,802
                   Liabilities subject to compromise..............         (486)          (4,151)
            Other, net............................................        5,047            2,202
                                                                    -----------       ----------
     Net cash provided by (used for)  operating activities........       10,147          (15,250)
                                                                    -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale of assets.............................                         1,928
     Capital expenditures.........................................      (10,752)          (7,190)
                                                                    -----------       ----------
     Net cash used for investing activities.......................      (10,752)          (5,262)
                                                                    -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under DIP Financing Agreement.....................       48,440
     Repayment of DIP Financing Agreement.........................      (44,490)
     Payment of Environmental Revenue Bonds.......................         (200)
     Draw from letter of credit...................................                         8,993
                                                                    -----------       ----------
     Net cash provided by financing activities....................        3,750            8,993
                                                                    -----------       ----------

     Net increase (decrease) in cash and cash equivalents.........        3,145          (11,519)
     Cash and cash equivalents at beginning of period.............                        18,869
                                                                    -----------       ----------
     Cash and cash equivalents at end of period...................  $     3,145       $    7,350
                                                                    ===========       ==========

    The accompanying notes are an integral part of this financial statement.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


BANKRUPTCY PROCEEDINGS:

On September 28, 1998, Acme Metals Incorporated ("Acme Metals" or the "Company") and its principal direct and indirect subsidiary companies, including Acme Steel Company ("Acme Steel"), Acme Packaging Corporation ("Acme Packaging"), Alpha Tube Corporation ("Alpha Tube"), Alabama Metallurgical Corporation, and Acme Steel Company International, Inc., filed separate voluntary petitions for protection and reorganization under Chapter 11 of Title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") as previously described in
Item I under the heading "Chapter 11 Bankruptcy Filings" on page 3 of the Company's Annual Report on Form 10-K for the year ended December 26, 1999 ("1999 Form 10-K"). These bankruptcy proceedings are collectively referred to as the "Chapter 11 Bankruptcy" herein.

As a result of the Chapter 11 Bankruptcy, all of the Company's obligations were stayed. Without Bankruptcy Court approval, Acme Metals and its subsidiary companies cannot pay pre-petition obligations. Reference is made to "DIP Financing" on page 49 of the 1999 Form 10-K for a description of the Loan and Security Agreement with Bank of America ("DIP Financing Agreement") entered into on December 18, 1998. Since the filing of the 1999 Form 10-K, the Company and Bank of America, with Bankruptcy Court approval on September 22, 2000, extended the DIP Financing Agreement to December 29, 2000. At September 24, 2000, $6 million of the DIP Financing Agreement was outstanding with an additional $56 million available.

The Company currently intends to present a plan to the Bankruptcy Court. That plan could include several alternatives, including reorganization of the Company's existing businesses or the sale of some or all of the Company's assets. The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a plan of reorganization through January 2, 2001. While the Company anticipates requesting further extensions of the exclusivity period, there can be no assurance the Bankruptcy Court will grant such further extensions. If the exclusivity period were to expire or to be terminated, other interested parties, such as creditors of the Company, would have the right to propose alternative plans of reorganization.

On September 7, 2000 the Company and Acme Steel entered into a non-binding letter of understanding ("Letter") with WCI Steel, Inc. ("WCI") regarding a proposed sale by Acme Steel of substantially all of the assets of its integrated coke, iron, and steel production assets to WCI for cash, the assumption of certain liabilities, and various other consideration. Pursuant to the terms of this Letter, the Company submitted a Motion seeking approval of, and on September 28, 2000 the Bankruptcy Court entered an order approving, certain bidding procedures, including expense reimbursement for WCI, over bidding procedures and breakup fees for WCI in the event a qualified competing bid for these assets is accepted by Acme Steel. In addition to the Letter, the Company has entered into confidential agreements with other potentially interested parties for conducting due diligence in connection with the purchase of the Acme Steel assets. An auction

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


is currently scheduled for November 20, 2000 (but subject to adjournment) if one or more qualified competing bids are submitted for the Acme Steel assets.

In addition, as part of the Company's efforts to develop its plan of reorganization, the Company is initiating steps to establish a market value for its Fabricating Segment businesses. The Company is in the process of soliciting expressions of interest from a number of parties which the Company believes could have an interest in these businesses and preparing Confidential Offering Memoranda for distribution to parties which express such an interest.

As discussed on page 58 of the Company's 1999 Form 10-K, the Company had received a valuation estimate indicating that the collateral securing the Environmental Improvement Bonds (the "EIB Bonds") may be insufficient. On September 22, 2000, the Bankruptcy Court approved an Adequate Protection Payment Stipulation related to the EIB Bonds, which established that the EIB Bonds were under secured at the date of bankruptcy. As a result of the Stipulation, the Company applied $1.4 million in adequate protection payments made by the Company as of the Stipulation date against the principal of the EIB Bonds. Additionally, the Company reclassified the unsecured portion of the EIB Bonds, $1.4 million, from Long-term Debt to Liabilities Subject to Compromise. Additionally, the Company reclassified the EIB Bonds' pre-petition interest of $0.8 million from Accrued Liabilities to Liabilities Subject to Compromise.

Although the Chapter 11 Bankruptcy raises substantial doubt about the Company's ability to continue as a going-concern, the accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a company on a going-concern basis which contemplates the continuity of operations, realization of assets and the liquidation of liabilities in the ordinary course of business. As a result of the Chapter 11 Bankruptcy, realization of assets and liquidation of liabilities are subject to significant uncertainties. Specifically, the financial statements do not present the amount which will be paid to settle liabilities and contingencies which may be allowed in Chapter 11 Bankruptcy reorganization cases. Also the consolidated financial statements do not reflect (a) adjustments to assets and liabilities which may occur in accordance with generally accepted accounting principles Statement of Position 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7) following the confirmation of a plan of reorganization or (b) the realizable value of assets which would be required to be recorded if the Company presents a plan which contemplates the disposal of all or portions of its assets and operations. The filing of a plan could materially affect the carrying value of the assets and liabilities currently disclosed in the consolidated financial statements.

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

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements for Acme Metals include its wholly owned operating subsidiaries, Acme Steel, Acme Packaging, and Alpha Tube, hereinafter collectively referred to as "the Company," for the periods ended September 24, 2000 and September 26, 1999. The statements should be read in conjunction with the audited financial statements included in the Company's 1999 Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such financial statements have been included. The financial statements have been subjected to a limited review by PricewaterhouseCoopers LLP, the Company's independent accountants, whose report appears on page 22 of this filing. Such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

The Company's fiscal year ends on December 31, 2000 and will contain 53 weeks. Third quarter results for 2000 and 1999 each cover 13-week periods.

INVENTORIES:

Inventories, as determined on the last-in, first-out method:

                                              September 24,     December 26,
                                                  2000              1999
                                              ------------     ------------
                                               (unaudited)
                                                      (in thousands)
  Raw materials..............................    $ 18,604        $ 23,887
  Semi-finished and finished products........      54,024          51,967
  Supplies...................................       7,901           6,426
                                                 --------        --------
                                                 $ 80,529        $ 82,280
                                                 ========        ========

INCOME TAXES:

As discussed on page 56 of the 1999 Form 10-K, the Company has net operating losses expiring in 2012 to 2019 and has recorded a valuation allowance against its entire net deferred tax asset. The Company continued to fully reserve any net deferred tax assets generated through the third quarter of 2000.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

LONG-TERM DEBT:

The Company's Long-term Debt not classified in "Liabilities Subject to Compromise:"

                                                    September 24,   December 26,
                                                        2000             1999
                                                   ------------     ------------
                                                   (unaudited)
                                                          (in thousands)
  Senior Secured Credit Agreement.................   $174,250        $174,250
  12.5 percent Senior Secured Notes...............     17,623          17,623
  13.5 percent Senior Secured Discount Notes......        669             669
  Environmental Improvement Bonds 7.95 percent....      8,070          11,345
  Environmental Improvement Bonds 7.90 percent....      6,085           8,585
  Walbridge Facility..............................     14,700          14,700
  Other long-term debt............................      6,198           6,198
                                                     --------        --------
                                                     $227,595        $233,370
                                                     ========        ========

On September 28, 1998, all of the long-term debt became in default due to the Chapter 11 Bankruptcy. Without a Bankruptcy Court order, the Company cannot pay or restructure pre-petition debt until the conclusion of the Chapter 11 Bankruptcy.

In accordance with SOP 90-7, the Company has not accrued interest on its unsecured debt of $206 million after the petition date, as it is unlikely such interest would be paid in the plan of reorganization. Additionally, scheduled principal payments on secured debt, which have not been made for the post-petition period, totaled $4 million. The Company is prohibited from making contractual payments on its outstanding long-term debt obligations absent a Bankruptcy Court order or until the conclusion of Chapter 11 Bankruptcy and implementation of a plan of reorganization allowing for such payments. The Company has obtained Bankruptcy Court orders allowing adequate protection payments on secured debt. During the three quarters of 2000, the Company paid $19 million in adequate protection payments as ordered by the Bankruptcy Court.

As discussed on page 58 of the 1999 Form 10-K, in the event the collateral underlying the secured debt is determined to be insufficient, secured debt could be settled at less than its current carrying value and not be eligible for interest during the Chapter 11 Bankruptcy. The Company also discussed its receipt of a valuation estimate that indicated the collateral securing the EIB Bonds might be insufficient. On September 22, 2000, the Bankruptcy Court approved an Adequate Protection Payment Stipulation related to the EIB Bonds which established the amount by which the EIB Bonds were unsecured at the date of bankruptcy. As a result of the Stipulation the Company applied the $1.4 million in adequate protection payments made by the Company as of September 22, 2000 against the principal of the EIB Bonds. Such payments were previously

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


recorded as interest expense. Additionally, the Company reclassified the $1.4 million unsecured of September 22, 2000 against the principal of the EIB Bonds. Such payments were previously recorded as interest expense. Additionally, the Company reclassified the $1.4 million unsecured portion of the EIB Bonds from Long-term Debt to Liabilities Subject to Compromise because the EIB Bonds were settled at less than face value. The Company ceased accruing interest on the EIB Bonds as of December 26, 1999 and reversed all unpaid post-petition accrued interest of $0.6 million and reclassified $0.8 million of pre-petition accrued interest related to the EIB Bonds to Liabilities Subject to Compromise.

The Current Portion of the EIB Bonds, $2.9 million, is reported in the Balance Sheet as the current portion of Long-term Debt at September 24, 2000.

LIABILITIES SUBJECT TO COMPROMISE:

Items classified as Liabilities Subject to Compromise:


                                                                 September 24,        December 26,
                                                                     2000                 1999
                                                                     ----                 ----
                                                                  (unaudited)
                                                                         (in thousands)
  Accounts payable.............................................. $    64,816          $   60,525
  Accrued interest..............................................       6,873               6,094
  Bond payable and other related liability......................       2,567               2,567
  Other accrued liabilities.....................................         518                 492
  Note payable..................................................       5,500               5,500
  Environmental Improvement Bonds 7.95 percent..................         801
  Environmental Improvement Bonds 7.90 percent..................         629
  10.875 percent Senior Unsecured Notes, net of discount........     198,682             198,682
  Other long-term liabilities...................................      22,120              26,212
                                                                 -----------          ----------
                                                                 $   302,506          $  300,072
                                                                 ===========          ==========

As disclosed in the Commitments and Contingencies section of this Report on Form 10-Q, the Bankruptcy Court held that any draws against Raytheon Engineers & Constructors, Inc.'s ("Raytheon") letter of credit are considered pre-petition. Based on that holding, during the second quarter of 2000, the Company reclassified its $9 million draw on the letter of credit from Accounts Payable to Liabilities Subject to Compromise.

During the third quarter of 2000, the Company reclassified the under-collateralized portion of the EIB Bonds from Long-term Debt to Liabilities Subject to Compromise. In addition to the principal portion of the EIB Bonds, the Company reclassified the accrued pre-petition interest

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


related to the EIB Bonds from Accrued expenses to Liabilities Subject to Compromise. Together, these reclassifications increased Liabilities Subject to Compromise by $2.2 million, with $1.4 million related to the principal and $0.8 million related to the interest.

CASH FLOWS:

Cash payments for Bankruptcy Court approved adequate protection payments on secured debt were $19 and $16 million during the first nine months of 2000 and 1999, respectively.

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

As reported in the 1999 Form 10-K on page 62, Raytheon filed various legal actions in the Bankruptcy Court seeking to prevent Acme Steel from drawing on an irrevocable letter of credit. On April 11, 2000, the Bankruptcy Court held that any claims Raytheon may have against Acme Steel for draws against the letter of credit are considered pre-petition and Raytheon cannot enjoin Acme Steel from future draws on the letter of credit. On April 13, 2000, Raytheon filed a notice of appeal to the U.S. District Court of Delaware appealing the April 11, 2000 Bankruptcy Court decision. Although the Company plans to vigorously oppose Raytheon in this appeal process, there can be no assurances that the Company will prevail. Subsequent to the April 11, 2000 ruling, the Company reclassified the Raytheon liability of $9 million from Accounts Payable to Liabilities Subject to Compromise. The Bankruptcy Court's decision did not address whether the claim is secured or unsecured.

Raytheon also filed a secured Proof of Claim against Acme Steel for amounts alleged to be due pursuant to the 1994 contract for construction of the Continuous Strip Production facility (the "CSP"). The secured status of Raytheon's Proof of Claim was based upon certain Mechanic's Liens filed against Acme Steel's real property. The Company has filed an Adversary Complaint challenging both Raytheon's assertion of the claim having a secured status and the validity of Raytheon's underlying Mechanic's Lien. Pursuant to its Adversary Complaint the Company filed a Motion for Partial Summary Judgment regarding the validity of Raytheon's Mechanic's Liens. On August 28, 2000, the Bankruptcy Court issued its Opinion and Order granting the Company's Motion for Partial Summary Judgment. On October 23, 2000 Raytheon filed its Notice of Appeal to the U.S. District Court appealing the August 28, 2000 Bankruptcy Court Order granting Partial Summary Judgment.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             (dollars in thousands)


BUSINESS SEGMENTS:

The Company presents its operations in two segments, Steel Making and Steel Fabricating.

Unaudited operating segment information based on operating income:

                                                 For the Three Months Ended           For the Nine Months Ended
                                                ----------------------------        -----------------------------
                                                September 24,   September 26,       September 24,    September 26,
                                                    2000           1999                 2000            1999
                                                    ----           ----                 ----            ----
STEEL MAKING:
     Sales to unaffiliated customers............. $ 63,250       $  61,670            $ 203,266      $ 177,003
     Intersegment sales..........................   18,734          21,359               60,034         59,327
                                                  --------       ---------            ---------      ---------
         Net sales............................... $ 81,984       $  83,029            $ 263,300      $ 236,330
                                                  ========       =========            =========      =========

     Depreciation................................ $  8,878       $   8,564            $  25,541      $  25,696
     Loss from operations........................   (4,407)        (18,283)              (5,203)       (43,077)
     Total assets................................  515,019         545,377              522,640        545,377
     Capital expenditures........................    4,939           1,676                9,091          3,767
     Operating data (in tons)
         Steel production (hot band).............  222,512         251,585              733,917        757,815
         Steel shipments (flat rolled)...........  217,261         247,920              678,713        719,067

STEEL FABRICATING:
     Sales to unaffiliated customers............. $ 53,581       $  56,692            $ 170,157      $ 169,648
     Intersegment sales..........................      156             226                  458            551
                                                  --------       ---------            ---------      ---------
         Net sales............................... $ 53,737       $  56,918            $ 170,615      $ 170,199
                                                  ========       =========            =========      =========

     Depreciation................................ $  1,256       $   1,497            $   4,073      $   4,076
     Income from operations......................    2,883           4,756                9,958         15,374
     Total assets................................  131,111         123,239              131,111        123,239
     Capital expenditures........................      439           1,500                1,658          3,887

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)


Reconciliation of the unaudited segment information to the Company's unaudited consolidated financial statements:

                                            For the Three Months Ended      For the Nine Months Ended
                                            --------------------------      -------------------------
                                            September 24,  September 26,    September 24,  September 26,
                                                2000           1999             2000          1999
                                                ----           ----             ----          ----
Net Sales:
     Steel Making..........................   $ 81,984      $ 83,029         $263,300       $236,330
     Steel Fabricating.....................     53,737        56,918          170,615        170,199
     Intersegment sales....................    (18,890)      (21,585)         (60,492)       (59,878)
                                              --------      --------         --------       --------
                                              $116,831      $118,362         $373,423       $346,651
                                              ========      ========         ========       ========

Income (loss) before income taxes
and extraordinary loss:
     Operating income (loss):
         Steel Making......................   $ (4,407)     $(18,283)        $ (5,203)      $(43,077)
         Steel Fabricating.................      2,883         4,756            9,958         15,374
                                              --------      --------         --------       --------
                                                (1,524)      (13,527)           4,755        (27,703)
     Less:
         Interest expense..................     (4,152)       (5,725)         (16,073)       (32,678)
         Interest expense-income taxes.....                  (10,000)                        (10,000)
         Reorganization charges under
           Chapter 11 Bankruptcy...........     (1,700)       (1,582)          (5,104)        (5,910)

     Add:
         Interest income...................         41            98              101            273
         Gain from sale of assets..........                                                    1,241
                                              --------      --------         --------       --------
              Loss before income taxes.....   $ (7,335)     $(30,736)        $(16,321)      $(59,741)
                                              ========      ========         ========       ========

Total assets:
     Steel Making..........................   $515,019      $545,377         $515,019       $545,377
     Steel Fabricating.....................    131,111       123,239          131,111        123,239
     Corporate.............................     31,279        37,010           31,279         37,010
                                             ---------      --------         --------       --------
                                              $677,409      $705,626         $677,409       $705,626
                                              ========      ========         ========       ========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


SUBSEQUENT EVENTS:

In the first quarter of 2000, Citibank, N.A. filed an application for a $100 million loan guarantee with the Emergency Steel Guarantee Loan Program on behalf of Acme Steel. In October 2000, The Emergency Steel Guarantee Loan Board announced it had approved Citibank's application to guarantee 85 percent of the proposed $100 million loan to Acme Steel subject to certain conditions, including execution of an acceptable guarantee. In addition the syndication on the remaining non-guaranteed 15 percent portion has not been completed and there are no assurances that it will be completed.

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


                                                                FOR THE THREE MONTHS ENDED SEPTEMBER 24, 2000
                                           ------------------------------------------------------------------------------------
                                                                               SUBSIDIARY
                                                            SUBSIDIARY            NON                                 TOTAL
                                             PARENT          GUARANTOR         GUARANTORS        ELIMINATIONS      CONSOLIDATED
                                           ---------        ----------         ----------        ------------      ------------
Net Sales                                  $                  $81,984            $53,737         $(18,890)           $116,831

Costs and expenses                                             83,169             46,282          (18,890)            110,561
                                           --------           -------            -------         --------            --------
Gross margin                                                   (1,185)             7,455                                6,270

Selling and administrative expense                              3,222              4,572                                7,794
                                           --------           -------            -------         --------            --------
Operating income (loss)                                        (4,407)             2,883                               (1,524)

Reorganization charges under
  Chapter 11 Bankruptcy                        (392)             (931)              (377)                              (1,700)
Net interest income (expense) and other      (3,764)             (535)               188                               (4,111)
                                           --------           -------            -------         --------            --------

Income (loss) before income taxes            (4,156)           (5,873)             2,694                               (7,335)

Income tax provision (benefit)                 (925)                                 983                                   58
                                           --------           -------            -------         --------            --------
Net income (loss) before equity
 adjustment                                  (3,231)           (5,873)             1,711                               (7,393)

Equity income (loss) in subsidiaries         (4,162)                                                4,162
                                           --------           -------            -------         --------            --------
Net income (loss)                          $ (7,393)          $(5,873)           $ 1,711         $  4,162            $ (7,393)
                                           =========          =======            =======         ========            ========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)


                                                            FOR THE THREE MONTHS ENDED SEPTEMBER 26, 1999
                                            -----------------------------------------------------------------------------
                                                                           SUBSIDIARY
                                                            SUBSIDIARY         NON                             TOTAL
                                               PARENT       GUARANTOR      GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                            ------------  -------------  --------------  --------------  ----------------
Net Sales                                   $             $     83,029   $      56,918   $     (21,585)  $       118,362

Costs and expenses                                              97,337          47,467         (21,585)          123,219
                                            -----------   ------------   -------------   -------------   ---------------
Gross margin                                                   (14,308)          9,451                            (4,857)

Selling and administrative expense                               3,975           4,695                             8,670
                                            -----------   ------------   -------------   -------------   ---------------
Operating income (loss)                                        (18,283)          4,756                           (13,527)

Reorganization charges under
  Chapter 11 Bankruptcy                            (439)          (814)           (329)                           (1,582)
Net interest income (expense) and other         (15,621)          (510)            504                           (15,627)
                                            -----------   ------------   -------------   -------------   ---------------

Income (loss) before income taxes               (16,060)       (19,607)          4,931                           (30,736)

Income tax provision (benefit)                   (1,517)                         1,595                                78
                                            -----------   ------------   -------------   -------------   ---------------

Net income (loss) before equity
 adjustment                                     (14,543)       (19,607)          3,336                           (30,814)

Equity income (loss) in subsidiaries            (16,271)                                        16,271
                                            -----------   ------------   -------------   -------------   ---------------
Net income (loss)                           $   (30,814)  $    (19,607)  $       3,336   $      16,271   $       (30,814)
                                            ===========   ============   =============   =============   ===============

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)

                                                          FOR THE NINE MONTHS ENDED SEPTEMBER 24, 2000
                                        --------------------------------------------------------------------------------
                                                                          SUBSIDIARY
                                                         SUBSIDIARY          NON                              TOTAL
                                           PARENT        GUARANTOR         GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                        ------------  ---------------  --------------    -------------- ----------------
Net Sales                               $             $      263,300   $      170,615   $     (60,492)  $       373,423

Costs and expenses                                           256,864          145,993         (60,492)          342,365
                                        -----------   --------------   --------------   -------------   ---------------
Gross margin                                                   6,436           24,622                            31,058

Selling and administrative expense                            11,639           14,664                            26,303
                                        -----------   --------------   --------------   -------------   ---------------
Operating income (loss)                                       (5,203)           9,958                             4,755

Reorganization charges under
  Chapter 11 Bankruptcy                      (1,460)          (2,600)          (1,044)                           (5,104)
Net interest income (expense) and other     (14,355)          (2,189)             572                           (15,972)
                                        -----------   --------------   --------------   -------------   ---------------

Income (loss) before income taxes           (15,815)          (9,992)           9,486                           (16,321)

Income tax provision (benefit)               (3,316)                            3,490                               174
                                        -----------   --------------   --------------   -------------   ---------------

Net income (loss) before equity
 adjustment                                 (12,499)          (9,992)           5,996                           (16,495)

Equity income (loss) in subsidiaries         (3,996)                                            3,996
                                        -----------   --------------   --------------   -------------   ---------------
Net income (loss)                       $   (16,495)  $       (9,992)  $        5,996   $       3,996   $       (16,495)
                                        ===========   ==============   ==============   =============   ===============

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)


                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 26, 1999
                                            -----------------------------------------------------------------------------
                                                                           SUBSIDIARY
                                                             SUBSIDIARY       NON                             TOTAL
                                               PARENT        GUARANTOR     GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                            ------------  ------------  --------------    ------------   ----------------
Net Sales                                   $             $    236,330   $     170,199   $     (59,878)  $       346,651

Costs and expenses                                             266,059         139,999         (59,878)          346,180
                                            -----------   ------------   -------------   -------------   ---------------
Gross margin                                                   (29,729)         30,200                               471

Selling and administrative expense                              13,348          14,826                            28,174
                                            -----------   ------------   -------------   -------------   ---------------
Operating income (loss)                                        (43,077)         15,374                           (27,703)

Reorganization charges under
  Chapter 11 Bankruptcy                          (1,354)        (2,523)         (2,033)                           (5,910)
Net interest income (expense) and other         (26,427)        (1,287)          1,586                           (26,128)
                                            -----------   ------------   -------------   -------------   ---------------

Income (loss) before income taxes               (27,781)       (46,887)         14,927                           (59,741)

Income tax provision (benefit)                   (4,988)                         5,204                               216
                                            -----------   ------------   -------------   -------------   ---------------
Net income (loss) before equity
 adjustment                                     (22,793)       (46,887)          9,723                           (59,957)

Equity income (loss) in subsidiaries            (37,164)                                        37,164
                                            -----------   ------------   -------------   -------------   ---------------
Net income (loss)                           $   (59,957)  $    (46,887)  $       9,723   $      37,164   $       (59,957)
                                            ===========   ============   =============   =============   ===============

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)



                                                                        AS OF SEPTEMBER 24, 2000
                                              ----------------------------------------------------------------------------
                                                                              SUBSIDIARY
                                                              SUBSIDIARY         NON                           TOTAL
      ASSETS                                     PARENT        GUARANTOR      GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                              ------------ ---------------  -------------- -------------- ----------------
CURRENT ASSETS:
  Cash and cash equivalents                   $     3,145   $             $              $               $        3,145
  Accounts receivable, net                            385        38,161         26,408                           64,954
  Inventories                                                    48,761         33,215          (1,447)          80,529
  Other current assets                              1,013         4,843            703                            6,559
  Due (to) from affiliates                        481,658       (50,591)        40,461        (471,528)
                                              -----------   -----------   ------------   -------------   --------------
     Total current assets                         486,201        41,174        100,787        (472,975)         155,187
                                              -----------   -----------   ------------   -------------   --------------
INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies             (50,795)       11,260          1,031          49,000           10,496
  Other assets                                     10,307         3,031            391                           13,729
                                              -----------   -----------   ------------   -------------   --------------
    Total investments and other assets            (40,488)       14,291          1,422          49,000           24,225
                                              -----------   -----------   ------------   -------------   --------------

PROPERTY, PLANT AND EQUIPMENT- Net:                13,874       450,584         33,539                          497,997
                                              -----------   -----------   ------------   -------------   --------------
                                              $   459,587   $   506,049   $    135,748   $    (423,975)  $      677,409
                                              ===========   ===========   ============   =============   ==============

   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses       $    18,723   $    29,763   $     11,943   $               $       60,429
  DIP Financing Agreement and Current portion
    of Long-term Debt                               8,945                                                         8,945
                                              -----------   -----------   ------------   -------------   --------------
    Total current liabilities                      27,668        29,763         11,943                           69,374
                                              -----------   -----------   ------------   -------------   --------------

LONG-TERM LIABILITIES:
  Long-term debt                                  227,595                                                       227,595
  Post-retirement benefits other than pensions      1,193        87,627         15,324                          104,144
  Retirement benefit plans                          1,925         6,200         (3,035)                           5,090
                                              -----------   -----------   ------------   -------------   --------------
    Total long-term liabilities                   230,713        93,827         12,289                          336,829
                                              -----------   -----------   ------------   -------------   --------------

LIABILITIES SUBJECT TO COMPROMISE                 232,506       496,847         47,923        (474,770)         302,506
                                              -----------   -----------   ------------   -------------   --------------

SHAREHOLDERS' EQUITY (DEFICIT):                   (31,300)     (114,388)        63,593          50,795          (31,300)
                                              -----------   -----------   ------------   -------------   --------------
                                              $   459,587   $   506,049   $    135,748   $    (423,975)  $      677,409
                                              ===========   ===========   ============   =============   ==============

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)

                                                                           AS OF DECEMBER 26, 1999
                                                    --------------------------------------------------------------------
                                                                                SUBSIDIARY
                                                                   SUBSIDIARY     NON                          TOTAL
      ASSETS                                           PARENT      GUARANTOR    GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                                    -----------  ------------   -----------   -----------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                         $            $            $            $              $
  Accounts receivable, net                               1,689       36,868       30,241         (1,083)         67,715
  Inventories                                                        53,033       30,694         (1,447)         82,280
  Other current assets                                   1,451        3,868          577                          5,896
  Due (to) from affiliates                             491,623      (52,758)      32,611       (471,476)
                                                    ----------   ----------   ----------   ------------   -------------
     Total current assets                              494,763       41,011       94,123       (474,006)        155,891
                                                    -----------  -----------  -----------  -------------  --------------
INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies                  (46,799)      21,701                      46,035          20,937
  Other assets                                          11,544        2,928          389                         14,861
                                                    ----------   ----------   ----------   ------------   -------------
    Total investments and other assets                 (35,255)      24,629          389         46,035          35,798
                                                    -----------  -----------  -----------  -------------  --------------

PROPERTY, PLANT AND EQUIPMENT-Net:                      14,387      466,352       35,560                        516,299
                                                    ----------   ----------   ----------   ------------   -------------
                                                    $  473,895   $  531,992   $  130,072   $   (427,971)  $     707,988
                                                    ===========  ===========  ===========  =============  ==============
   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses             $   19,969   $   47,116   $   12,068   $              $      79,153
  Current maturities of long-term debt                   2,050                                                    2,050
                                                    ----------   ----------   ----------   ------------   -------------
    Total current liabilities                           22,019       47,116       12,068                         81,203
                                                    ----------   ----------   ----------   ------------   -------------
LONG-TERM LIABILITIES:
  Long-term debt                                       233,370                                                  233,370
  Post-retirement benefits other than pensions           1,130       84,996       14,891                        101,017
  Retirement benefit plans                               2,122        7,490       (2,481)                         7,131
                                                    ----------   ----------   ----------   ------------   -------------
    Total long-term liabilities                        236,622       92,486       12,410                        341,518
                                                    ----------   ----------   ----------   ------------   -------------

LIABILITIES SUBJECT TO COMPROMISE                      230,059      496,782       48,001       (474,770)        300,072
                                                    ----------   ----------   ----------   ------------   -------------
SHAREHOLDERS' EQUITY (DEFICIT):                        (14,805)    (104,392)      57,593         46,799         (14,805)
                                                    ----------   ----------   ----------   ------------   -------------
                                                    $  473,895   $  531,992   $  130,072   $   (427,971)  $     707,988
                                                    ==========   ==========   ==========   ============   =============

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)



                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 24, 2000
                                                  -----------------------------------------------------------------------
                                                                                SUBSIDIARY
                                                                  SUBSIDIARY       NON                          TOTAL
                                                   PARENT         GUARANTOR     GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                                 ----------     -------------  ------------    ------------  ------------
NET CASH FLOWS (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                            $   (605)       $ 9,092        $ 1,660        $              $ 10,147
                                                  --------        -------        -------        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                           (9,092)        (1,660)                       (10,752)
                                                  --------        -------        -------        --------       --------
    Net cash used for investing activities                         (9,092)        (1,660)                       (10,752)
                                                  --------        -------        -------        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments DIP financing agreement               (44,490)                                                     (44,490)
    Borrowings under DIP financing agreement        48,440                                                       48,440
    Payments of Environmental Improvement Bonds       (200)                                                        (200)
                                                  --------        -------        -------        --------       --------
     Net cash provided by financing activities       3,750                                                        3,750
                                                  --------        -------        -------        --------       --------

    Net increase in cash and cash equivalents        3,145                                                        3,145
    Cash and cash equivalents at
      beginning of period
                                                  --------        -------        -------        --------       --------
    Cash and cash equivalents at
      end of period                               $  3,145        $              $              $              $  3,145
                                                  ========        =======        =======        ========       ========




                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (dollars in thousands)



                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2000
                                                  -----------------------------------------------------------------------
                                                                                SUBSIDIARY
                                                                  SUBSIDIARY       NON                          TOTAL
                                                   PARENT         GUARANTOR     GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                                 ----------     -------------  ------------    ------------  ------------
NET CASH FLOWS (USED FOR) PROVIDED BY
  OPERATING ACTIVITIES                           $(11,107)        $(5,690)     $  1,547        $              $ (15,250)
                                                 --------         -------      --------        -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the sale of assets                                              1,928                           1,928
    Capital expenditures                                           (3,303)       (3,887)                         (7,190)
                                                 --------         -------      --------        -----------    ---------
    Net cash provided by (used for)
     investing activities                                          (3,303)       (1,959)                         (5,262)
                                                 --------         -------      --------        -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Other                                                           8,993                                         8,993
                                                 --------         -------      --------        -----------    ---------
    Net cash (used for) provided by
     financing activities                                           8,993                                         8,993

    Net decrease in cash and cash equivalents     (11,107)                         (412)                        (11,519)
    Cash and cash equivalents at
      beginning of period                          18,457                           412                          18,869
                                                 --------         -------      --------        -----------    ---------
    Cash and cash equivalents at
      end of period                              $  7,350         $            $     -         $              $   7,350
                                                 ========         =======      ========        ===========    =========


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
Acme Metals Incorporated

We have reviewed the accompanying consolidated balance sheet of Acme Metals Incorporated and its subsidiaries (the "Company") as of September 24, 2000, and the related consolidated statements of operations for each of the three-month and nine-month periods ended September 24, 2000 and September 26, 1999, and the consolidated statements of cash flows for the nine-month periods ended September 24, 2000 and September 26, 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 26, 1999, and the related consolidated statements of operations, of shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 23, 2000, we expressed an unqualified opinion on those consolidated financial statements. Our report included an explanatory paragraph with respect to the Company's ability to continue as a going-concern. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 26, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

On September 28, 1998, the Company filed voluntary petitions for protection and reorganization under Chapter 11 of the Bankruptcy Code. The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going-concern.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
November 3, 2000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

On September 28, 1998, the Company filed voluntary petitions for protection and reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

The Company's operations are divided into two segments, Steel Making Segment and Steel Fabricating Segment. The Steel Making Segment consists of Acme Steel and includes all of the facilities used in the manufacturing of and finishing of sheet and strip steel. The Steel Fabricating Segment includes the operations of Alpha Tube and Acme Packaging. Alpha Tube uses flat-rolled steel, while Acme Packaging uses both flat-rolled steel and plastic, in their respective fabricating process. The Fabricating Segment purchases flat-rolled steel from the Steel Making Segment pursuant to a transfer price agreement determined during the first quarter of each fiscal year. The transfer price is based on the market price for the steel at the time of contract. Since the Company determined the transfer price for fiscal 2000, the market price for steel has fallen. The transfer price agreement will be adjusted in the first quarter of 2001.

This discussion and analysis of results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

Third Quarter 2000 as compared to Third Quarter 1999

THE COMPANY. Overall, third Quarter 2000 operating results improved over the third quarter 1999 results. Consolidated net sales of $117 million in the 2000 third quarter were $2 million lower than the same period in 1999. Decreased volume shipped adversely affected sales by $12 million. However, increased prices on the lower shipments offset the unfavorable volume effect by $10 million. Although demand decreased, total sales remained virtually unaffected.

Third quarter 2000 operating costs of $111 million were better than the $123 million in operating costs recorded in the third quarter of 1999 by $12 million. On a per ton produced basis, operating costs increased over the third quarter of 1999, partially due to increased energy costs at the Steel Making Segment and higher raw material costs at the Fabricating Segment. However, because both segments produced less tons, total costs of products sold improved over 1999. The current period's costs also improved because it did not include a third quarter of 1999 $8 million loss on the impairment of assets.

Third quarter 2000 selling and administrative expenses dropped 10 percent from the third quarter 1999 level, from $9 million to $8 million.

The Company's operating loss for the third quarter of 2000 equaled $2 million, while the 1999 third quarter loss was $14 million. The improvement in operating income was due to the decreased operating and administrative costs, the absence of the 1999 $8 million asset impairment charge, and improved margins due to higher prices, partially offset by lower sales volume.

Interest expense of $4 million for the third quarter of 2000 improved over the third quarter of 1999 interest expense of $16 million by $12 million. This improvement primarily relates to the absence of a $10 million interest charge recorded in the third quarter of 1999. The 1999 charge reflected the increased interest expense from the U.S. Tax Court's decision in The Interlake Corporation
v. Commissioner of Internal Revenue discussed on page 8 of the 1999 Form 10-K. The remaining improvement is due to the reversal of the post-petition interest expense accrued on the EIB Bonds. Pursuant to a Bankruptcy Court Stipulation, the Company reversed all post-petition interest expense related to the EIB Bonds because the assets underlying the EIB Bonds did not fully collateralize the EIB Bonds. See the Long-term Debt on page 8 of this Report on Form 10-Q for more information. Due to the Stipulation, during the third quarter of 2000, the Company reversed the $2 million in post-petition interest previously paid or accrued for the EIB Bonds.

During the third quarter of 2000, the Company incurred $2 million in reorganization charges, essentially flat with the same period in 1999. Reorganization charges primarily consist of administrative, professional, and legal fees associated with the Chapter 11 Bankruptcy.

Net loss for the third quarter of 2000 improved $24 million, or 76 percent, over 1999. The components discussed above resulted in a consolidated net loss of $7 million, or $0.63 per share. The same period in 1999 generated a $31 million loss, or $2.64 per share. Per share amounts are based on weighted average number of common shares calculated on both the basic and fully diluted method, which are equivalent in amount.

THE STEEL MAKING SEGMENT. Net sales in the current period were $82 million, essentially flat with the third quarter of 1999. Price improvements over the third quarter of 1999 were offset by decreased volume. Commercial sales increased by $2 million, while sales to affiliates decreased $3 million. The CSP operated at an average of 87 percent of capacity for the third quarter of 2000, versus 99 percent in 1999. The quantity of foreign steel imports continued to rise during the third quarter, which, combined with historically high levels of steel market inventories, has created less demand for Acme Steel's product.

The third quarter 2000 operating loss of $4 million is a $14 million improvement from the $18 million loss in the comparable period of 1999. In the third quarter of 1999, the Segment incurred a $8 million loss from impairment of its finishing facilities. The remaining improvement over 1999 is due to better cost control at a lower level of production, stronger sales mix, and increased price, partially offset by decreased volume. Increased uncontrollable costs, such as energy prices, partially offset the Segment's cost improvements.

THE STEEL FABRICATING SEGMENT. In the third quarter of 2000, the Steel Fabricating Segment experienced a decrease in volume from the comparable period in 1999. The decline in volume was offset by improvements in price. Net sales for the three-month period of 2000 were $54 million, essentially flat with the third quarter of 1999.

In the third quarter of 2000, the Steel Fabricating Segment generated operating income of $3 million, a $2 million decrease from 1999. This decrease is because of decreased sales volume and an increase in raw material costs--$26 per ton over the same period of 1999.

Nine Months ended September 24, 2000 as compared to Nine Months ended September 26, 1999

THE COMPANY. Consolidated net sales of $373 million for the first nine months of 2000 were $26 million higher than the same period in the prior year, reflecting increased sales in the first two quarters. Increased prices and a higher margin sales mix contributed to the sales increase.

The increase in sales, together with lower operating costs, led to a $32 million improvement over 1999 loss from operations. Year-to-date 2000 operating income is $5 million, while the first three quarters of 1999 generated a $28 million loss. Of the $32 million improvement, $20 million occurred in the first half of the year.

Selling and administrative expense was $26 million in the first three quarters of 2000, $2 million lower than the prior year.

Interest expense of $16 million in the nine months ended September 24, 2000 was lower than the first nine months of 1999 by $12 million. This improvement primarily relates to the third quarter adjustments discussed above.

During the first nine months of 2000, the Company incurred reorganization charges of $5 million, $1 million lower than the prior year. These costs primarily consist of administrative, professional, and legal fees associated with the Chapter 11 Bankruptcy proceedings.

The Company recorded a net loss of $16 million, or $1.42 per share in the first three quarters of 2000, versus a loss of $60 million, or $5.14 per share, recorded in the first nine months of the prior year. Per share amounts for 2000 and 1999 are based on the weighted average number of common shares calculated on both the basic and fully diluted methods, which are equivalent in amount.

STEEL MAKING SEGMENT. In the first nine months of 2000, net sales for the Steel Making Segment were $263 million, a $27 million or 11 percent increase from the comparable period last year. Of the $27 million increase, $24 million and $3 million is attributable to higher prices/improved mix and increased volume, respectively. Sales to unaffiliated customers increased 15 percent or $26 million, while intersegment sales of $60 million were flat with the first three quarters of 1999.

The Steel Making Segment recorded a $5 million loss from operations in the first three quarters of 2000, which was nearly $38 million better than the $43 million loss recorded in the comparable period in 1999. The decreased loss in the first nine months of 2000 was primarily due to increased sales, improved product mix, improved costs, and the absence of an $8 million asset impairment charge in the third quarter of 1999.

STEEL FABRICATING SEGMENT. The Steel Fabricating Segment recorded net sales of $171 million in 2000, essentially flat with the comparable period in the prior year. Despite flat sales, the Segment's operating income of $10 million for the first three quarters of 2000 was $5 million lower than in last year's comparable period due primarily to increased raw material costs and lower sales volume.

LIQUIDITY AND CAPITAL RESOURCES

The most significant factor affecting the Company's liquidity and capital resources is operating under the protection of the Bankruptcy Code. Additional information and discussions concerning the circumstances which led to the Chapter 11 Bankruptcy are contained in Item 1. Business--Chapter 11 Bankruptcy Filings on page 3 of the 1999 Form 10-K.

The Company's current liquidity requirements include working capital needs, Chapter 11 Bankruptcy administrative expenses, payments to adequately protect holders of certain secured claims, and capital investments. The Company held $3 million in cash or cash equivalents at September 24, 2000 and no cash or cash equivalents at December 26, 1999. To fund liquidity requirements, the Company entered into a DIP Financing Agreement with Bank of America as discussed in Liquidity and Capital Resources on page 18 of the Company's 1999 Form 10-K. The DIP Financing Agreement provides for a maximum of $100 million of revolving credit borrowings subject to borrowing base limitations. At September 24, 2000, $6 million of the DIP Financing Agreement was outstanding with an additional $56 million available based on borrowing base limitations. The DIP Financing Agreement originally expired on September 27, 2000, however, the Bankruptcy Court approved an extension until December 29, 2000.

Capital expenditures are expected to approximate $13 million during 2000. At September 24, 2000, the Company has spent $10 million on capital projects. During the first nine months of 2000, the Company made $19 million in Bankruptcy Court approved adequate protection payments.

Although the Company believes the anticipated cash from future operations and borrowings under the DIP Financing Agreement will provide sufficient liquidity for the Company to fund on-going operations, to meet its adequate protection payments, and to finance its Chapter 11 Bankruptcy administrative costs, the Company cannot assure that these or other possible resources will be adequate.

OUTLOOK

The Company currently intends to present a plan to the Bankruptcy Court to reorganize the Company's businesses. That plan could include several alternatives including, reorganization of the Company's existing businesses or the sale of some or all of the Company's assets. Although management expects to file a plan, there can be no assurance at this time that a plan will be proposed by the Company, approved or confirmed by the Bankruptcy Court, or that such plan will be consummated. The Company is currently drafting an Offering Memorandum on the Fabricating businesses to be released in the near future. The Bankruptcy Court has granted the

Company's request to extend its exclusive right to file a plan of reorganization through January 2, 2001. While the Company anticipates requesting further extensions of the exclusivity period, there can be no assurance the Bankruptcy Court will grant such further extensions. If the exclusivity period were to expire or to be terminated, other interested parties, such as creditors of the Company, would have the right to propose alternative plans of reorganization. A plan will most likely result in the elimination of the equity of existing shareholders of the Company as a result of the issuance of equity to creditors or new investors.

     Steel Making Segment

The Steel Making Segment continues to incur operating losses and is not expected to achieve the sales, production, and cost performance levels necessary to achieve an operating profit for the year 2000. For this Outlook section, the Company is contemplating the continuation of business without restructuring its balance sheet due to its possible emergence from Chapter 11 Bankruptcy during 2000. Steel imports continue to adversely affect price in addition to demand. The Company continues to place maximum effort on improving the operating performance of its facilities, reducing cash manufacturing costs, and optimizing its mix of higher margin products to return the Steel Making Segment to profitability.

     Steel Fabricating Segment

Steel Fabricating Segment earnings for the remainder of 2000 are expected to remain relatively steady. Acme Packaging plans to increase the utilization of the plastic strapping lines in this second full year of operations. Alpha Tube expects to generate somewhat lower earnings for the balance of 2000 due to weakness in demand in the truck exhaust and service center markets.

FORWARD LOOKING STATEMENT

Actual events might materially differ from those projected in the above outlook statements. If there are substantial unexpected production interruptions or other operating difficulties, or if the CSP fails to maintain production utilization and material yield goals, the competitive and financial position of the Company could be materially adversely affected. In addition to uncertainties with respect to the CSP, forward looking statements regarding all of the Company's businesses, but particularly the Steel Making Segment, are based on various economic assumptions. These assumptions include projections regarding: selling prices for the Company's products, costs for labor, energy, raw material, supplies, pensions, active and retiree medical care, volume or units of product sales, competitive developments in the marketplace by domestic and foreign competitors, general economic developments in the United States or abroad affecting the business of the Company's customers, including the strength of the U.S. dollar against other currencies and similar events which may affect the costs, price or volume of products sold by the Company.

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

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS

    (a)  Exhibit 15 -   Letter regarding unaudited interim financial information
         Exhibit 27 -   Financial data schedule
         Exhibit 99 -   Non-binding Letter of understanding and term sheet
                        between Acme Steel Company and WCI

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ACME METALS INCORPORATED



Date:  November 6, 1999             By: /s/  Jerry F. Williams
                                    -------------------------------------
                                        Jerry F. Williams
                                        Vice President - Finance and
                                        Administration and
                                        Chief Financial Officer
                                        (Principal Financial Officer)




                                    By: /s/  Derrick T. Bay
                                    -------------------------------------
                                        Derrick T. Bay
                                        Controller and Chief Accounting Officer
                                        (Principal Accounting Officer)