Form 10-K405
period 2000-12-31
ACME METALS INC /DE/
filed 2001-04-02
CIK 883702

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          ---------------------------

                                   FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The aggregate market value as of March 12, 2001 of common stock, par value $1.00, held by nonaffiliates of the Registrant was $811,787.

     Number of shares of Common Stock outstanding as of March 12, 2001:
11,647,471.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            ACME METALS INCORPORATED
                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                       PART I
Item 1.     Business....................................................      3
Item 2.     Properties..................................................      8
Item 3.     Legal Proceedings...........................................      9
Item 4.     Submission of Matters to a Vote of Security Holders.........     13
                                      PART II
Item 5.     Market for the Company's Common Stock and Related
            Shareholder Matters.........................................     13
Item 6.     Selected Financial Data.....................................     15
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     16
Item 7A.    Quantitative and Qualitative Disclosures about Market
            Risk........................................................     21
Item 8.     Financial Statements and Supplementary Data.................     22
Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................     22
                                      PART III
Item 10.    Directors and Executive Officers of the Company.............     23
Item 11.    Executive Compensation......................................     26
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     30
Item 13.    Certain Relationships and Related Transactions..............     31
                                      PART IV
Item 14.    Exhibits, Financial Statement Schedule and Reports on Form
            8-K.........................................................     32

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

     Factors contributing to the Company's decision to seek Chapter 11 Bankruptcy protection included, among others, a loss of orders from its traditional higher margin, value-added customers, which, together with the dramatic increase of imported foreign steel during the last half of 1998, resulted in a weak order book, an adverse mix of products, substantially lower average selling prices and production cost inefficiencies. These factors contributed to the Company's increased operating loss and net loss during 1998. Such losses resulted in reduced liquidity, breach of certain financial covenants in the Company's loan agreements and a projected inability to service ongoing debt obligations. The rapidly deteriorating steel market and the Company's weakening financial condition clearly limited the availability of and the time to implement other options. These factors resulted in the decision of the Board of Directors to file for Chapter 11 Bankruptcy protection.

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

     On December 18, 1998, with the approval of the Bankruptcy Court, Acme Metals, Acme Steel, Acme Packaging, Alabama Metallurgical and Acme Steel International entered into a twenty-one month Loan and Security Agreement ("DIP Financing Agreement") with Bank of America, which provides for a maximum of $100 million of revolving credit borrowings subject to certain borrowing base limitations based on inventory and accounts receivable ($13.3 million was outstanding with $21.6 million available at December 31, 2000). Alpha Tube, whose inventory and accounts receivable are excluded from the borrowing base computation, has guaranteed the obligations incurred under the DIP Financing Agreement. Alpha Tube's guaranty obligation with respect to the DIP Financing Agreement is effectively subordinate to pre-petition trade obligations and Chapter 11 Bankruptcy administrative expenses of Alpha Tube. Further information about the DIP Financing Agreement is set forth in the Notes to the Consolidated Financial Statements.

     The Company continues to evaluate alternative plans to reorganize the Company's businesses and to restructure the Company's balance sheet. Although management expects to file a plan of reorganization with the Bankruptcy Court at the earliest practical date, there can be no assurance at this time that a plan of reorganization will be proposed by the Company, approved or confirmed by the Bankruptcy Court, or that such plan will be consummated. The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a plan of reorganization ("Exclusive Proposal Period") through April 2, 2001. The Company has filed a motion requesting the Bankruptcy Court to enter an order extending the Company's Exclusive Proposal Period for approximately 90 days to, and including, July 2, 2001; and, while the Company may request further extensions of the Exclusive Proposal Period, there can be no assurance the Bankruptcy Court will grant the requested, or any such further extensions. If the Exclusive Proposal Period were to expire or be terminated, other interested parties, such as creditors of the Company, would have the right to propose alternative plans of reorganization.

     The Company is diligently pursuing emergence scenarios involving a sale or other transaction involving one or both of Acme Packaging and Alpha Tube, together with a possible sale of or stand-alone recapitalization plan for Acme Steel Company.

     Potential Acme Steel Transaction. In midyear 2000, the Company received an expression of interest from a third party, WCI Steel, Inc. ("WCI"), to acquire the operating assets of the Steel Segment and, on September 7, 2000, Acme Steel and WCI entered into a non-binding letter of intent (the "Letter of Intent") regarding the terms of a proposed sale of these assets. Since the date of that Letter of Intent, the domestic steel industry in general has experienced a sustained downturn. The Steel Segment, specifically, has experienced substantial operating losses and failed to meet certain conditions set forth in the Letter of Intent. On January 29, 2001, WCI informed the Company that due to the currently depressed conditions of the steel industry and the recent performance of the Steel Segment, WCI would not proceed to consummate the transaction under the terms contemplated in the Letter of Intent.

     While the Company understands WCI has expressed a continuing interest in acquiring the operating assets of the Steel Segment and is continuing to explore its alternatives, the Company is unable to determine the terms and conditions of any possible future transaction with WCI. The Company has continued to explore various emergence alternatives, which include a stand-alone reorganization of all or a portion of the Company's existing businesses, a sale of some or all of the Company's assets or a combination of the two.

     Potential Transactions Regarding the Steel Fabricating Segment. The Company initiated a formal process of soliciting third-party non-binding indications of interest in a possible sale of or investment in the Steel Fabricating Segment. Separate offering memoranda relating to the Steel Fabricating Segment companies were distributed in December 2000 to parties known or believed to have an interest in acquiring or investing in these businesses. The Company received indications of interest from approximately fifteen parties who received the offering memoranda. The Company has engaged in an initial due diligence process with certain of these proposed purchasers/investors to determine their financial stability and wherewithal and to cull out that initial bid and/or bids providing the most value for the Steel Fabricating Segment. As a part of this due diligence process, the Company recently distributed drafts of proposed asset purchase agreements to certain of these prospective bidders for their comments. Once the Company has received comments on the proposed asset purchase agreements and has determined, in its business judgment, which transaction or transactions to pursue, the Company will file a motion or motions to approve certain sale and bidding procedures related to the sale or sales of or investment in the Steel Fabricating Segment. The Company believes such procedures motion will be filed in the second quarter and further believes the terms of such transaction or transactions will be presented to the Court for approval by June 2001.

     Proposed Exit Financing. On September 27, 2000, the Emergency Steel Loan Guarantee Board (the "Board") extended an offer of guarantee for a $100 million loan application filed on the Company's behalf by Citicorp USA ("Citicorp"). The guarantee is subject to certain conditions, including the execution of an acceptable form of guarantee. As a result of the time lag between the original guarantee application and the Board's approval, the recent events involving the sale of the Steel Segment and the sustained significant downturn in the steel industry, documentation and credit review with Citicorp will need to be updated. With the goal of keeping alternative exit scenarios viable, the Company intends to continue its efforts to procure the proposed exit facility.

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

OPERATIONS -- BUSINESS SEGMENTS

     The Company operates and reports its operations in two separate business segments: Steel Making (principally through Acme Metals' wholly-owned subsidiary Acme Steel), and Steel Fabricating (principally through Acme Metals' wholly-owned subsidiary, Acme Packaging, and Acme Packaging's wholly-owned subsidiary, Alpha Tube). Universal Tool & Stamping Company, Inc. ("Universal Tool") was a wholly-owned subsidiary of Acme Packaging in the Steel Fabricating Segment until March 9, 1998, when Universal Tool was sold. Financial information about the Company's business segments is contained in the Business Segments section of the Notes to the Consolidated Financial Statements beginning on page
44. Additional information about the Company's business segments is set forth in
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Steel Making Segment

     Acme Steel is a fully integrated steel producer in the United States. Acme Steel's operations are located in Riverdale and Chicago, Illinois and include the following plant facilities: coke ovens, blast furnace, pigging machines, basic oxygen furnaces, ladle metallurgical facilities, a continuous thin slab caster/hot strip mill and a cold mill (effective January 1, 2001, operating and financial responsibility for the cold mill was transferred to the Steel Fabricating Segment).

     In the third quarter of 1996, Acme Steel completed construction of a continuous thin slab caster/hot strip mill complex ("CSP") at its Riverdale, Illinois plant. In June 1997, Acme Steel completed the decommissioning of its ingot making operations at its Riverdale plant. Acme Steel manufactures flat-rolled carbon steel, including sheet and strip steel. Acme Steel has historically specialized in the production of mid- and high-carbon, alloy, and high strength low alloy ("HSLA") steels. The principal markets served by Acme Steel include the automotive, agricultural, industrial fastener, pipe and tube industries, tool manufacturing industries, processors, and steel service centers.

     Acme Steel accounted for approximately 53.6 percent of the Company's total sales during 2000. Acme Steel's order backlogs for its products were $34.1 million and $71.5 million at December 31, 2000 and December 26, 1999, respectively.

     In 1996, Acme Steel, as a 40 percent equity participant in NACME Steel Processing, LLC ("NACME"), a limited liability company, constructed a steel coil processing plant on land owned by Acme Steel in Chicago, Illinois adjacent to Acme Steel's Riverdale, Illinois steel making operations. NACME pickles, oils, slits and packages steel coils produced at Acme Steel's CSP. Pursuant to a steel processing agreement between Acme Steel and NACME, Acme Steel has agreed to certain tonnage provisions.

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

     Universal Tool, which was sold in March 1998, produced automotive and light truck jacks, tire wrenches and accessories for the original equipment manufacturer market in North America. Universal Tool accounted for approximately
1.6 percent of the Company's total sales during 1998.

     Acme Packaging and Alpha Tube accounted for approximately 29.8 percent and
16.6 percent, respectively, of the Company's total sales during 2000. Alpha Tube's order backlogs were $15.0 million at December 31, 2000 and $13.8 million, at December 26, 1999. Due to the nature of its business, Acme Packaging does not have a significant order backlog.

EMPLOYEES

     As of December 31, 2000, the Company had 1,781 active employees, of which 476 were salaried and 1,305 were hourly. All of the hourly employees are represented by unions. None of the salaried employees are represented by a union.

     The current Collective Bargaining Agreement between the Company and the United Steelworkers of America covering the Chicago and Riverdale plants became effective September 1, 1993, and has been extended indefinitely. The Company and the United Steelworkers of America have negotiated a new tentative Collective Bargaining Agreement for the Chicago and Riverdale plants, with a termination date of December 31, 2005, subject to successful emergence from bankruptcy. A Collective Bargaining Agreement with a termination date of January 29, 2006, has been negotiated with the United Steelworkers of America covering the hourly employees at Alpha Tube and approved by the Bankruptcy Court.

     Existing labor agreements covering Acme Packaging hourly employees at Bay Point, California; New Britain, Connecticut; and Leeds, Alabama, are scheduled to expire on October 31, 2003, March 31, 2002 and April 30, 2001, respectively.

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

     For commercial sales, Acme Steel currently competes in the low-, mid-, high-carbon, HSLA and alloy steel markets. Acme Steel has numerous competitors composed principally of steel service centers, other small integrated mills, and mini-mills. Recently improved thin slab casting practices, such as those utilized in the CSP, have allowed mini-mill producers to enter certain sectors of the flat-rolled market, including a portion of Acme Steel's niche market, which had traditionally been supplied by integrated steelmakers.

     Domestic steel producers have faced significant competition from foreign steel producers who typically have lower labor costs, currently benefit from foreign exchange rates, and may have less stringent environmental compliance regulations. Additional information is set forth in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

     During 2000, notwithstanding record levels of steel inventories, record low steel prices and weakening U.S. demand, foreign steel imports rose to 38.0 million net tons, second only to 1998's all-time record of 41.5 million net tons of imports. In addition, during 2000, imports of hot-rolled sheet products increased by 19 percent over 1999, notwithstanding restrictions resulting from various trade cases as a result of "switching" from countries and products covered by dumping duties to those which were not covered by these restrictions.

     As imports increased and domestic demand slowed during 2000, steel prices began to decline in April 2000. Prices in some product lines, including the low carbon hot-rolled market in which Acme Steel competes, are now at or near 20 year lows (in some cases, even below the levels at the depth of the 1998 crisis period).

     The historically high levels of traded steel imports during the 1998-2001 period (with some minor reductions during part of 1999) are a principal cause of the current crisis affecting the U.S. steel industry, including Acme Steel. High import levels continue to force domestic steel companies to reduce prices and production, thus lowering capacity utilization and increasing the costs of production.

     Steel Fabricating Segment

     Acme Packaging has one primary competitor in the steel strapping market. The Company believes these two steel strapping companies share approximately 80 percent of the domestic steel strapping and strapping tool market. During recent years, steel strapping has experienced competition from plastic strapping, especially high strength polyester product. Many of Acme Packaging's historical steel strapping customers also purchase plastic strapping. In 1998 Acme Packaging installed two plastic strapping extrusion lines at its Riverdale facility to strengthen its competitive position and distribution efficiencies in the marketplace.

     Alpha Tube operates in a highly competitive market characterized by numerous participants with widely varying capabilities. In 1998 Alpha Tube consolidated its operations into one modern manufacturing facility and upgraded the capability of its large diameter tube mill, resulting in increased capacity and a reduction of operating costs.

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

     Acme Steel

     Acme Steel's principal properties are located in Chicago and Riverdale, Illinois. The facilities in Chicago include coke ovens, blast furnace and pigging machines. The facilities in Riverdale include basic oxygen furnaces, the CSP, and a cold mill (effective January 1, 2001 operating and financial responsibility for the cold mill was transferred to the Steel Fabricating Segment). The facilities in both Chicago and Riverdale are owned in fee simple, subject to mortgages held by certain secured creditors and secured by a second position under the DIP facility. In addition, Acme Steel owns the land on which NACME is located and leases it to NACME. This land, together with the improvements on it, is subject to a leasehold mortgage. (See discussion of NACME in Item 1. Business -- Operations -- Business Segments.)

     Acme Packaging

     Acme Packaging's principal properties consist of a steel strapping plant (which includes slitting and painting equipment) and a plastic strapping plant in Riverdale, Illinois, steel strapping plants (which include slitting and painting equipment and warehouses) in Leeds, Alabama, and Bay Point, California, and a strapping tool plant in New Britain, Connecticut. The property in Riverdale is owned in fee simple by Acme Steel, subject to a mortgage held by certain secured creditors and a second position under the DIP facility, and leased to Acme Packaging. The plastic strapping production line is secured by a third party. The properties in Leeds, Alabama; Bay Point, California; and New Britain, Connecticut, are owned in fee simple. In addition, Acme Packaging leases five regional sales offices throughout the United States.

     Alpha Tube

     Alpha Tube's state-of-the-art facility is located in Walbridge, Ohio, and consists of five tube mills for the production of steel tube and pipe and a steel slitting operation. This facility is owned by Acme Metals, subject to a mortgage, held by a certain secured creditor, and is leased to Alpha Tube.

ITEM 3.  LEGAL PROCEEDINGS

GENERAL

     For information concerning the Company's Chapter 11 Bankruptcy, see Item 1. Business-Chapter 11 Bankruptcy Filing on page 3.

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

     On March 18, 1999, the U.S. Tax Court entered an opinion in the case of The Interlake Corporation, et. al. v. Commissioner of Internal Revenue. The U.S. Tax Court held the Company's authority to act for the affiliated group terminated and the Company was not an authorized recipient of a refund it received in 1987 and the Internal Revenue Service ("IRS") cannot seek recovery from Interlake of the refund issued to the Company. The statutory period for appeals expired on September 30, 1999 and the IRS did not appeal this opinion.

     As a result of the Tax Court opinion, the expiration of the statutory appeals period, and the IRS advising the Company that it intends to proceed against the Company to recover the $6.8 million plus interest, the Company recognized an income tax related interest charge of $10 million as other long-term liabilities subject to compromise in the third quarter of 1999. As of the Company's Chapter 11 Bankruptcy filing, the 1981 and 1984 portion of the refund ($3.3 million plus accrued interest) has been stayed by the automatic stay provisions of the Bankruptcy Code. Similarly, efforts by the IRS to proceed against the Company for the 1985 portion of the refund ($3.5 million plus accrued interest) is also subject to the automatic stay.

     The IRS filed a Proof of Claim in 1999 against Acme Steel asserting an unsecured, priority claim for certain pre-petition taxes, interest and penalties, including the 1987 $6.8 million refund. In July 2000, Acme Steel filed its objection in the Bankruptcy Court to certain of the IRS's claims (i.e., for the $6.8 million refund plus interest). In November 2000, the IRS filed a Motion for Summary Judgment Denying the Debtors Objection to the Claims of the IRS, and, Acme Steel responded and filed its cross Motion for Summary Judgment on its objection to the IRS's claim. A hearing on the IRS's and Acme Steel's respective Motions is now scheduled for April 10, 2001.

     The Company believes it has defenses to the IRS's claim regarding the 1987 refund of $6.8 million and will vigorously pursue its objection to the IRS's claim; and, in the event of an unfavorable outcome in the Bankruptcy Court, will pursue all appellate remedies and remedies against third parties, including Interlake pursuant to the TIA.

     Raytheon Engineers & Contractors, Inc. During the second quarter of 1999, Acme Steel made an initial draw of $9 million under an irrevocable letter of credit in the approximate amount of $32 million. The letter of credit secures performance by Raytheon Engineers & Constructors, Inc. ("Raytheon") of its obligations in connection with the CSP and other facilities at Acme Steel. Raytheon was the general contractor for the construction of the CSP facility. Raytheon filed various legal actions in the Bankruptcy Court prior to and subsequent to Acme Steel's draw on the letter of credit seeking to initially prevent Acme Steel from drawing on the irrevocable letter of credit, to impose a constructive trust upon any funds drawn, and to seek an early adjudication of the claims between the parties. The Bankruptcy Court denied Raytheon's request to enjoin Acme Steel from drawing under the irrevocable letter of credit and to impose a constructive trust on the funds drawn by Acme Steel. In May 1999, Acme Steel filed a Motion to Dismiss the underlying Amended Adversary Complaint filed by Raytheon. On April 11, 2000, the Bankruptcy Court granted Acme Steel's Motion to Dismiss Raytheon's Amended Adversary Complaint. The Bankruptcy Court held that Raytheon's claims were not properly brought in the form of an adversary proceeding as Raytheon's suit constituted a pre-petition breach of contract claim. Raytheon has appealed the Bankruptcy Court's dismissal of its Amended Complaint which is pending. Subsequent to the April 11, 2000 ruling, the Company reclassified the Raytheon liability of $9 million from Accounts Payable to Liabilities subject to compromise. In February 2000, Acme Steel filed an Adversary Complaint against Raytheon to contest a purported secured claim filed by Raytheon against Acme Steel in the approximate amount of $9 million. Acme Steel proceeded to file a Motion for Partial Summary Judgment seeking to invalidate the underlying Mechanic's Lien upon which the purported secured claim filed by Raytheon is based. On August 28, 2000, the Bankruptcy Court granted Acme Steel's Motion for Partial Summary Judgment finding that the underlying Mechanic's Lien upon which Raytheon's secured claim is based is defective. Raytheon has appealed the Bankruptcy Court's decision granting Acme Steel's Motion for Partial Summary Judgment. Acme Steel has vigorously contested and will continue to vigorously contest the appeals and claims filed by Raytheon; however, there are no assurances Acme Steel will continue to be successful in opposing Raytheon's legal actions.

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

     The Company, principally through its operating subsidiaries is and, from time to time in the future, will be involved in administrative proceedings involving the issuance, or renewal, of environmental permits relating to the conduct of its business. The final issuance of these permits is generally resolved on terms satisfactory to the Company. In the future, the Company expects such permits will be similarly resolved on satisfactory terms; however, from time to time, the Company is required to pursue administrative and/or judicial appeals prior to achieving a resolution of the terms of such permits.

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

     The Company has made substantial capital investments in environmental control facilities to achieve compliance with these laws, incurring expenditures of $5.1 million for environmental projects (exclusive of any such expenditures related to the CSP) in the period from 1998 through 2000. The CSP was constructed under a lump sum fixed price contract of which it is estimated that $9.8 million was capitalized in 1996 for environmental compliance excluding capitalized interest. A nominal amount was expended during 1998 through 2000 to maintain environmental compliance at the CSP. The Company anticipates making nominal capital expenditures for environmental projects during 2001. In addition, maintenance, depreciation and operating expenses attributable to installed environmental control facilities are having, and will continue to have, an adverse effect upon the Company's earnings. Although all of the Company's operating subsidiary companies are affected by these laws and regulations, similar to other steel manufacturing operations, the laws and regulations have had, and are expected to continue to have, a greater impact upon the Company's steel manufacturing subsidiary than on the Company's other operating subsidiaries.

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

     Administrative and Litigation Matters

     The Company, or its operating subsidiaries, is currently involved in the following matters relating to administrative regulations which affect, or may affect, the operations, the permits or the issuance of permits, or litigation relating to the Company:

     Removal Credits and Pretreatment. The Metropolitan Water Reclamation District of Greater Chicago ("MWRD") is a publicly owned treatment works ("POTW"). The MWRD applied to the U.S. Environmental Protection Agency ("U.S. EPA") for authority to revise categorical pretreatment standards to reflect the actual treatment provided by the MWRD for waste water discharged to the MWRD's POTW by industrial users ("Removal Credits"). These revised categorical standards, reflecting Removal Credits are essential for Acme Steel to avoid expenditures for control of 4AAP phenol found in discharges from its coke by-products plant and for control of certain other pollutants. In 1987, the MWRD's application was denied by the U.S. EPA and the denial was upheld by the United States Court of Appeals for the Seventh Circuit. The U.S. EPA maintained that, under the Clean Water Act and decisions of U.S. District Courts, it could not approve Removal Credits until it promulgated "sludge criteria" disposal regulations.

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

     In December 2000, U.S. EPA proposed revised effluent guidelines, pretreatment standards, etc. for the Iron and Steel industry ("ELGs"). In the proposed ELGs, U.S. EPA has proposed to delete the effluent limitations for 4AAP phenol; however, in its proposal U.S. EPA is now proposing to impose limitations for the compound phenol with two treatment technology options. Under one of the proposed treatment technology options, the resulting phenol limits could be achieved without biological treatment. However, if the other treatment option is selected by U.S. EPA, it appears removal credits would be required and the regulations would provide the same barrier to pretreatment credits as now exist for 4AAP phenols. The Company is unable to determine which treatment option U.S. EPA may finally select and whether, if finalized, it will resolve the removal credits and pretreatment issues. Acme Steel could be subject to allegations it is in violation of currently applicable pretreatment standards and could be required to negotiate appropriate resolutions with the U.S. EPA and the MWRD resulting in the payment of penalties if its administrative and/or legal challenges are unsuccessful.

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

     Similarly, and for the same period of time, Interlake undertook to defend, indemnify and hold the Company and its affiliates harmless from and against all Claims, as that term is defined in the Agreement, occurring either before or after the date of the Reorganization related to the operation of all businesses and properties currently owned, directly or indirectly, by Interlake or any subsidiary of Interlake (other than the Company and its affiliates) and relating to the Transferred Property, as that term is defined in the Reorganization Agreement (but excluding the Acme Business), and any business and properties discontinued or sold by Interlake Inc. prior to May 29, 1986, including any discontinued or sold businesses or property which, if continued, would be part of the Acme Business. The indemnification by Interlake with respect to any Claims incurred in connection with or arising out of or related to the Interlake Business, as that term is defined more specifically in the Agreement, includes but is not limited to environmental matters relating to the Interlake Business whether brought by governmental agencies or private entities. These environmental matters include, without limitation, the lawsuit captioned People of the State of Illinois v. Waste Management of Illinois, Interlake, Inc. and First National Bank of Western Springs, Circuit Court of Cook County, Illinois (No. 85 L 30162); the disposal of materials at the landfill operated by Conservation Chemical located at Gary, Indiana, to the extent such materials originated at the plant of Gary Steel Company; and operation of facilities by predecessors of Interlake at Duluth, Minnesota.

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

     Merger of The Interlake Corporation and GKN North America Manufacturing Inc. On February 10, 1999, GKN North America Manufacturing Inc. ("GKN") was merged into Interlake. The Company believes the acquisition of Interlake by GKN will not alter the obligations and rights of the Company and Interlake as described herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the last quarter of the last fiscal year.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The following table presents the high and low sales or bid information on a quarterly basis for the Company's Common Stock for the two fiscal years from December 27, 1998 through December 31, 2000. From December 28, 1997 through September 29, 1998, the Common Stock traded on the New York Stock Exchange under the symbol AMI. Subsequent to September 29, 1998 through December 26, 1999 (and continuing to date), the Common Stock has traded on the Bulletin Board Quotation System of the National Association of Securities Dealers under the symbols AMIIQ or AMIIQ.OB. In addition, from December 30, 1996 through December 8, 1998, the Company's Common Stock traded on the Toronto Stock Exchange under the symbol AMK. As of March 12, 2001 there were 11,647,471 shares of Common Stock outstanding held by 4,269 shareholders of record.

QUARTER                                                      2000         1999
- -------                                                    ---------    ---------
First..................................................    .25 - .57    .24 - .37
Second.................................................    .13 - .36    .24 - .32
Third..................................................    .12 - .32    .24 - .65
Fourth.................................................    .02 - .24    .23 - .50

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

OTHER EVENTS

     As previously reported, on January 20, 2000, the Bankruptcy Court denied a motion of certain equity holders of the Company to appoint an equity committee to represent the interest of the Company's equity security holders (the "Stockholders") in the Company's pending bankruptcy proceedings. In the course of the Court's consideration of this motion, the Company's financial advisor presented evidence indicating it now appears likely, under current circumstances, that at the time the final plan of reorganization is filed, there will not be sufficient reorganization value in the bankruptcy proceedings to provide a distribution to Stockholders. In denying the motion, the Court did not comment on the financial advisor's conclusion, ruling instead that the Company and its advisors were fulfilling their fiduciary duty in seeking to represent all interests and, therefore, no need for a separate equity committee to represent the Stockholders existed.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE YEARS IN REVIEW (dollars in thousands except for per share data)
Certain amounts have been reclassified to conform with the 1999 presentation.

                                                                 2000       1999       1998       1997        1996
- --------------------------------------------------------------------------------------------------------------------
INCOME DATA
  Net sales                                                    $501,046   $492,830   $484,809   $488,030(4) $498,242(4)
- --------------------------------------------------------------------------------------------------------------------
  Income (loss) from operations                                 (12,980)   (23,721)   (39,482)   (35,057)      5,036
- --------------------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes, extraordinary loss and
    a cumulative effect of a change in accounting principle     (42,788)   (62,880)   (71,954)   (76,642)      5,093
- --------------------------------------------------------------------------------------------------------------------
  Income tax provision (benefit)(1)                                 525        284     55,736    (29,124)      2,426
- --------------------------------------------------------------------------------------------------------------------
  Net income (loss) before extraordinary loss and a
    cumulative effect of a change in accounting principle       (43,313)   (63,164)  (127,690)   (47,518)      2,667
- --------------------------------------------------------------------------------------------------------------------
  Extraordinary loss, net of taxes(2)                                                            (23,411)
- --------------------------------------------------------------------------------------------------------------------
  Cumulative effect of a change in accounting principle, net
    of tax(3)                                                                                     (6,276)
- --------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                             (43,313)   (63,164)  (127,690)   (77,205)      2,667
====================================================================================================================
PER SHARE DATA -- BASIC
  Income (loss) before extraordinary loss and a cumulative
    effect of a change in accounting principle                 $  (3.72)  $  (5.42)  $ (10.94)  $  (4.09)   $   0.23
- --------------------------------------------------------------------------------------------------------------------
  Extraordinary loss(2)                                                                            (2.01)
- --------------------------------------------------------------------------------------------------------------------
  Cumulative effect of a change in accounting principle(3)                                         (0.54)
- --------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                            $  (3.72)  $  (5.42)  $ (10.94)  $  (6.64)   $   0.23
- --------------------------------------------------------------------------------------------------------------------
  Shareholders' equity(deficit)                                   (7.26)     (1.27)      3.22      16.02       22.45
- --------------------------------------------------------------------------------------------------------------------
  Weighted average shares outstanding
    (in thousands)                                               11,647     11,658     11,673     11,628      11,598
====================================================================================================================
PER SHARE DATA -- DILUTED
  Income (loss) before extraordinary loss and a cumulative
    effect of a change in accounting principle                 $  (3.72)  $  (5.42)  $ (10.94)  $  (4.09)   $   0.23
- --------------------------------------------------------------------------------------------------------------------
  Extraordinary loss(2)                                                                            (2.01)
- --------------------------------------------------------------------------------------------------------------------
  Cumulative effect of a change in accounting principle                                            (0.54)
- --------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                               (3.72)     (5.42)    (10.94)     (6.64)       0.23
- --------------------------------------------------------------------------------------------------------------------
  Shareholders' equity(deficit)                                   (7.26)     (1.27)      3.22      16.02       22.45
- --------------------------------------------------------------------------------------------------------------------
  Weighted average shares outstanding
    (in thousands)                                               11,647     11,658     11,673     11,628      11,663
====================================================================================================================
BALANCE SHEET
  Current assets                                               $138,875   $155,891   $147,863   $192,443    $182,837
- --------------------------------------------------------------------------------------------------------------------
  Property, plant and equipment, net                            491,738    516,299    550,428    550,350     560,725
- --------------------------------------------------------------------------------------------------------------------
  Total assets                                                  654,421    707,988    737,088    829,081     805,749
- --------------------------------------------------------------------------------------------------------------------
  Current liabilities                                            72,577     81,203     52,576    100,300     115,940
- --------------------------------------------------------------------------------------------------------------------
  Long-term debt                                                226,829    233,370    233,463    424,743     310,085
- --------------------------------------------------------------------------------------------------------------------
  Liabilities subject to compromise                             303,617    300,072    296,074
- --------------------------------------------------------------------------------------------------------------------
  Shareholders' equity(deficit)                                 (84,510)   (14,805)    37,638    186,343     260,701
====================================================================================================================
CASH FLOWS
  Net cash provided by (used for) operating activities         $  5,075   $(19,556)  $ 12,087   $(60,712)   $ 46,034
- --------------------------------------------------------------------------------------------------------------------
  Net cash used for investing activities                        (14,390)   (10,356)   (11,291)   (28,599)    (85,562)
- --------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                       9,315     11,043     11,619     62,541      19,709
- --------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash                                          (18,869)    12,415    (26,770)    (19,819)
====================================================================================================================
ADDITIONAL INFORMATION
  Depreciation                                                 $ 38,739   $ 39,321   $ 37,920   $ 39,410    $ 16,591
- --------------------------------------------------------------------------------------------------------------------
  Capital expenditures                                           14,390     12,284     11,291     45,929     119,122
- --------------------------------------------------------------------------------------------------------------------
  Working capital                                                66,298     74,688     95,287     92,143      66,897
====================================================================================================================

(1) 1998 tax charge includes a third quarter deferred tax write-off of $76.7 million resulting from the Company's bankruptcy filing.
(2) Charge related to the repurchase of the 1994 Notes and the write-off of previously capitalized debt issuance costs.
(3) In accordance with EITF No. 97-13, the Company changed its accounting policy for recording certain costs related to ongoing expenditures to upgrade the Company's management information systems and recorded the cumulative effect of the change.
(4) Sales have not been restated to reflect the adoption of EITF No. 00-10, as the impact is not determinable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     On September 28, 1998, the Company filed voluntary petitions for protection and reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. This discussion and analysis of results of operations should be read in conjunction with the financial data in the table included below and in conjunction with the consolidated financial statements and notes thereto. See
Item 1. Business-Chapter 11 Bankruptcy Filing on page 3.

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

     Acme Steel experienced increased average selling price per ton in 2000 as compared to 1999 due to the competitive pressure from steel imports lessening during the first half of 2000. However, in the second half of 2000, imports returned to a high rate and the economy weakened. This resulted in an average price erosion of $22 per ton and, when comparing the first half to the last half of 2000, nearly a 12 percent decline in shipments. Although the Steel Making Segment was able to increase its sales from the prior year on lower shipments and cut its loss from operations nearly in half, the Segment was unable to generate a profit in 2000.

     During 2000, the Steel Making Segment's operations demonstrated its ability to produce higher margin products. However, intense competition from foreign producers and new domestic entrants, coupled with lower demand due to a soft economy, did not allow the Segment to materially improve its product mix.

     Acme Steel's CSP operated at an average of 89 percent capacity for 2000 compared to 97 percent in 1999. This 6.9 percent reduction in production levels resulted in 6.2 percent higher hot band production costs.

     The Steel Fabricating Segment recorded significantly lower operating results when compared to 1999. Results were affected by reduced sales on lower volumes and higher prices. The Fabricating Segment experienced a weaker demand in certain areas of the marketplace, including a shortfall in orders from one major customer that was lost in the second half of 2000. In addition, due to competitive pressures, higher raw material costs based on annual contracts could not be passed on to customers and resulted in lower margins. Production costs were slightly improved when compared to the prior year. The Steel Fabricating Segment was unable to offset the operating losses of the Steel Making Segment.

SUMMARY RESULTS OF OPERATIONS

     The summary of the Company's results of operations:

                                                                     FOR THE YEARS ENDED
                                                          ------------------------------------------
                                                          DECEMBER 31,   DECEMBER 26,   DECEMBER 27,
                                                              2000           1999           1998
                                                          ------------   ------------   ------------
                                                                        (IN MILLIONS)
Sales:
  Steel Making Segment.................................      $348.5        $ 334.4        $ 324.4
  Steel Fabricating Segment............................       233.0          240.1          250.4
  Intersegment sales...................................       (80.5)         (81.7)         (90.0)
                                                             ------        -------        -------
     Sales.............................................      $501.0        $ 492.8        $ 484.8
                                                             ======        =======        =======
Operating income (loss):
  Steel Making Segment.................................      $(24.1)       $ (45.5)       $ (62.1)
  Steel Fabricating Segment............................        11.1           21.8           22.6
                                                             ------        -------        -------
     Operating loss....................................       (13.0)         (23.7)         (39.5)
Non-operating income (expense):
  Interest expense -- net..............................       (22.5)         (33.0)         (38.0)
  Reorganization charges under Chapter 11 Bankruptcy...        (7.3)          (7.4)          (6.7)
  Other -- net.........................................                        1.2           12.2
                                                             ------        -------        -------
     Loss before income taxes..........................       (42.8)         (62.9)         (72.0)
  Income tax (benefit) provision.......................         0.5            0.3           55.7
                                                             ------        -------        -------
     Net loss..........................................      $(43.3)       $ (63.2)       $(127.7)
                                                             ======        =======        =======

     Sales have been restated to reflect the adoption of EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs."

     Fiscal 2000 as compared to fiscal 1999

     The Company. For the fiscal year ended December 31, 2000, the Company's consolidated net sales increased 1.7 percent from $492.8 million in 1999 to $501.0 million in 2000. The sales increase was due to higher prices offset by lower volumes. In 2000, the Company incurred a net loss of $43.3 million, or $3.72 per diluted share. The 2000 net loss compares favorably by $19.9 million to the 1999 net loss of $63.2 million, or $5.42 per diluted share. The 1999 net loss includes a $10 million charge to interest expense due to the Tax Court decision discussed in Item 3. Legal Proceedings on page 9 and a $7.7 million charge for the abandonment of the finishing mill. The remaining improvement is attributed primarily to improved earnings in the Steel Making Segment resulting from $30 per ton higher prices, somewhat offset by lower volumes and higher operating costs.

     The operating loss in 2000 was $13.0 million compared to the 1999 operating loss of $23.7 million, a 45.2 percent improvement. The 2000 operating loss improved primarily due to increased selling prices and the abandonment of the finishing mill, which resulted in a $7.7 million charge to 1999 operating loss in the Steel Making Segment. These improvements were offset by lower sales demand and higher raw material costs that could not be passed on to the marketplace in the Steel Fabricating Segment.

     The 2000 and 1999 results reflect operations under Chapter 11 Bankruptcy for the entire year. Reorganization charges relate to legal and professional fees associated with the Chapter 11 Bankruptcy. Certain expenses, primarily interest expense on unsecured debt, have been reduced or eliminated since the Chapter 11 Bankruptcy filings.

     Steel Making. Steel sales of $348.5 million in 2000 were up 4.2 percent over 1999 sales of $334.4 million. The increase is attributable to a $30 per ton increase in price, which occurred in the first half of the year, when imported steel levels were lower and the domestic economy remained strong. Offsetting the higher prices was an 8.5 percent lower volume, or an 81,000 ton lower level of shipments, with a slightly improved sales mix as compared to 1999. The environment changed in the last half of the year when imported steel levels rose and the domestic economy began to weaken. Prices fell by $25 per ton when comparing the fourth quarter to the second quarter of 2000.

     The CSP operated at 89 percent of capacity in 2000, the fourth full year of operation, compared to 97 percent in 1999 and 76 percent in 1998.

     The 2000 loss from operations was $24.1 million compared to a loss in 1999 of $45.5 million, a 47.1 percent improvement. This improvement was primarily due to increased selling prices, higher operating costs and a slight improvement in product mix partially offset by decreased volume. The improvement also was partially the result of the absence of a $7.7 million 1999 third quarter charge for the abandonment of the Steel Making Segment's finishing operations.

     Steel Fabricating. Sales of $233.0 million in 2000 were down $7.1 million, or 3.0 percent, from the $240.1 million in 1999. Acme Packaging and Alpha Tube sales were down 1.8 percent and 5.5 percent, respectively, due to lower volume on higher prices. The Segment suffered from weaker demand in certain markets and the loss of a major packaging customer in the last half of 2000.

     In 2000, operating income of $11.1 million was 49.0 percent lower than 1999 operating income of $21.8 million. Higher raw material costs and the inability to pass the costs on to the marketplace, coupled with the lower demand in the last half of the year, caused the decline in earnings for Acme Packaging. The decreased shipment levels caused by a weaker demand in the last quarter of the year and a weaker sales mix, more than offset the increased prices in the tube and pipe market, as income from operations at Alpha Tube was down $4.8 million from the prior year.

     Net Interest Expense. Net interest expense of $22.5 million in 2000 was $10.5 million lower than net interest expense of $33.0 million in 1999. Interest expense in 1999 included a $10 million charge due to the Tax Court decision discussed in Item 3. Legal Proceedings on page 9.

     Reorganization Charges under Chapter 11 Bankruptcy. The $7.3 million of reorganization charges remained essentially flat with 1999 reorganization charges.

     Income Taxes. The provision for income taxes in 2000 was $0.5 million, primarily for state income taxes. As a result of the losses incurred and its Chapter 11 Bankruptcy filings, the Company continues to record a full valuation reserve against its deferred net income tax asset.

     Fiscal 1999 as compared to fiscal 1998

     The Company. For the fiscal year ended December 26, 1999, the Company's consolidated net sales increased 1.7 percent from $484.8 million in 1998 to $492.8 million in 1999. The sales increase was due to stronger volume, partially offset by weaker prices. In 1999, the Company incurred a net loss of $63.2 million, or $5.42 per diluted share. The 1999 net loss compares favorably by $64.5 million to the 1998 net loss of $127.7 million, or $10.94 per diluted share. The 1999 net loss includes a $10 million charge to interest expense due to the Tax Court decision discussed in Item 3. Legal Proceedings on page 9. The 1998 net loss included an income tax provision of $55.7 million primarily related to a full valuation reserve recorded against net income tax benefits previously recognized, while 1999 recorded a $0.3 million income tax provision. The remaining improvement is primarily due to increased sales volume and decreased operating costs at the Steel Making Segment.

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

     Steel Making. Steel sales of $334.4 million in 1999 were up 3.1 percent over 1998 sales of $324.4 million. The increase is attributable to a 21.5 percent increase in shipment volume. Offsetting that higher level of shipments was a 12.2 percent decrease in average selling price per ton related to lower selling prices and a weaker sales mix. The lower average selling price was caused by the competition from lower priced imported steel entering the market in the first half of 1999 coupled with lower demand for Acme Steel's higher margin product.

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

     Steel Fabricating. Sales of $240.1 million in 1999 were down $10.3 million or 4.1 percent from the $250.4 million in 1998. Acme Packaging sales were down
3.1 percent due to lower average selling prices. Alpha Tube sales were slightly above the 1998 level with higher shipment volumes.

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

     Net Interest Expense. Net interest expense of $33 million in 1999 was $5 million lower than net interest expense of $38.0 million in 1998. Interest expense relating to unsecured debt was not accrued during 1999 due to the Chapter 11 Bankruptcy filings, while unsecured debt interest was accrued for the first three quarters of 1998.

     Reorganization Charges under Chapter 11 Bankruptcy. The $7.4 million of reorganization charges remained essentially flat with 1998 reorganization charges. Although 1998 experienced only one fiscal quarter of reorganization charges, it incurred large one-time costs, including the unwinding of certain hedging transactions, causing 1998 charges to approximate 1999.

     Income Taxes. The provision for income taxes in 1999 was $0.3 million. The Company recorded an income tax provision of $55.7 million for the year ended December 27, 1998. As a result of the losses incurred and its Chapter 11 Bankruptcy filings, the Company recorded a full valuation reserve against its deferred net income tax asset balance in 1998.

     LIQUIDITY AND CAPITAL RESOURCES

     The most significant factors affecting the Company's liquidity and capital resources are the adverse market conditions for its products and operating under the protection of the Bankruptcy Code. Additional information and discussions concerning the circumstances which led to the filings under Chapter 11 Bankruptcy are contained in Item 1. Business-Chapter 11 Bankruptcy Filings, and elsewhere in this Item 7. The Company held no cash and cash equivalents balances at the end of 2000 and 1999.

     The Company's current liquidity requirements include funding losses, working capital needs, Chapter 11 Bankruptcy administrative expenses, payments to adequately protect holders of certain secured claims against the Company (such payments are made pursuant to the approval of the Bankruptcy Court) and capital investments. On December 18, 1998, with approval of the Bankruptcy Court, Acme Metals, Acme Steel, Acme Packaging, Alabama Metallurgical and Acme Steel International entered into a Loan & Security

Agreement ("DIP Financing Agreement") with Bank of America (formerly BankAmerica Credit), which provides for a maximum of $100 million of borrowings subject to borrowing base limitations based on inventory and accounts receivable less reserves. Alpha Tube, whose inventory and accounts receivable are excluded from the borrowing base computation, has guaranteed the obligations incurred under the DIP Financing Agreement. Alpha Tube's guaranty obligation with respect to the DIP Financing Agreement is effectively subordinate to pre-petition trade obligations and Chapter 11 Bankruptcy administrative expenses of Alpha Tube. At December 31, 2000, $13.3 million in borrowings were outstanding with an additional $21.6 million available based on borrowing base limitations. The DIP Financing Agreement is intended to support the Company's operations during Chapter 11 Bankruptcy proceeding. The Company amended the DIP Financing Agreement to extend the Agreement through April 1, 2001. Effective March 30, 2001 the Court approved an additional extension of the DIP Financing Agreement to the earlier of July 1, 2001, or upon Bankruptcy Court approval of the Company's plan of reorganization or the sale of assets of an operating business. Based on current projections the Company anticipates complying with the DIP Financing Agreement covenants through July 1, 2001, however, there can be no assurance that the covenant tests will be met.

     Capital expenditures are expected to be approximately $21 million in 2001 and will be principally for necessary replacement projects. The Company expects to make approximately $8.7 million of adequate protection payments during 2001.

     Although the Company currently believes the anticipated cash provided by future operations and borrowings under the DIP Financing Agreement will provide sufficient short-term liquidity for the Company to meet its ongoing operations in Chapter 11 Bankruptcy (including required capital expenditures) there can be no assurance these or other possible sources will be adequate or that further extensions of the current DIP Financing Agreement would be obtained.

OUTLOOK

     The Company currently intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's businesses and to restructure the Company's balance sheet at the earliest practical date. Although management expects to file a plan of reorganization, there can be no assurance at this time that a plan of reorganization will be proposed by the Company, approved or confirmed by the Bankruptcy Court, or that such plan will be consummated. The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a plan of reorganization through April 2, 2001. The Company has filed a motion requesting the Bankruptcy Court to enter an order extending the Company's Exclusive Proposal Period for approximately 90 days to, and including, July 2, 2001. While the Company anticipates requesting further extensions of the exclusivity period, there can be no assurance the Bankruptcy Court will grant such further extensions. If the exclusivity period were to expire or be terminated, other interested parties, such as creditors of the Company, would have the right to propose alternative plans of reorganization.

     Steel Making Segment

     The Steel Making Segment continues to incur operating losses and will not achieve the sales, production, and performance levels necessary to achieve an operating profit for the year 2001. For this Outlook section, the Company is contemplating the continuation of business without restructuring its balance sheet due to its possible emergence from Chapter 11 Bankruptcy during 2001. Competition from foreign steel continues to adversely affect Acme Steel sales along with a slowing economy. Additionally, the Company believes that a structural change in the pricing of products occurred, compressing the premium received by Acme Steel for traditionally high-margin products. On the other hand, the cost position of Acme Steel has substantially improved since the CSP began operations. The Company continues to place maximum effort on optimizing the operating performance of its facilities, reducing manufacturing costs, and optimizing its mix of higher margin products to return the Steel Making Segment to profitability.

     Steel Fabricating Segment

     The Steel Fabricating Segment earnings in 2001 are expected to increase slightly. Acme Packaging expects to increase sales revenue based on slightly higher steel strap volume, improve overall plastic strapping sales and benefit from lower raw material costs. Alpha Tube expects slightly higher volume with lower prices, matching 2000 revenues. Operating results are expected to exceed 2000 based on increased margins, with lower raw material costs and improved operational costs.

FORWARD LOOKING STATEMENT

     Actual events might materially differ from those projected in the above forward looking statements. If there are substantial unexpected production interruptions or other operating difficulties, or if failure to achieve production utilization and material yield goals, the competitive and financial position of the Company could be materially adversely affected. In addition to these uncertainties, forward looking statements regarding all of the Company's businesses, but particularly the Steel Making Segment, are based on various economic assumptions. These assumptions include projections regarding: selling prices for the Company's products, costs for labor, energy, raw materials, supplies, pensions and active and retiree medical care, volume or units of product sales, competitive developments in the marketplace by domestic and foreign competitors, including import levels, and the competitive impact of the facilities which are expected to compete with the Company's products, general economic developments in the United States or abroad affecting the business of the Company's customers, including the strength of the U.S. dollar against other currencies and similar events which may affect the costs, price or volume of products sold by the Company.

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

RECENTLY ISSUES ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company was required to adopt SFAS No. 133 effective January 1, 2001. The adoption is not expected to impact the consolidated financial statements, as the Company has not entered into any derivative contracts and does not have any open derivative positions.

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

     The Company's net exposure to interest rate risk consists of floating rate debt instruments linked to LIBOR. The Company, while under Chapter 11 Bankruptcy, is prohibited from making interest payments but, with the approval of the Bankruptcy Court, has entered into adequate protection agreements with secured lenders. The current operating environment in the steel industry will not permit the Company to make cash adequate protection payments to the senior secured bank group or the holders of the 12 1/2% and 13 1/2% Senior Secured Notes after the first quarter 2001. See footnote entitled "Debt Refinancing and Long-Term Debt" contained in the accompanying financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth, as of March 12, 2001 with respect to each director of the Company, his name and all positions held during the last five years. The directors are divided into three classes, as nearly equal in member as possible, designated Class I, Class II and Class III. At each Annual Meeting successors to the class of directors whose term expires at the Annual Meeting are elected.

                    CLASS II DIRECTORS TERM EXPIRING IN 2001

Reynold C. MacDonald (82).................    Director since June 1986
                                              Member: Executive, Finance and Nominating Committees
                                              Retired Chairman of the Board of Acme Steel Company
                                              since May 1992; Chairman of the Board of Acme Steel
                                              Company June 1986 to May 1992. He is a director of
                                              Kaiser Ventures Inc.
Brian W. H. Marsden (69)..................    Director since June 1986
                                              Member: Audit Review, Executive and Nominating
                                              Committees
                                              Retired Chairman of the Board since April 22, 1999;
                                              Chairman of the Board (non-employee) of the Company
                                              March 1, 1997 to April 22, 1999; Chairman of the Board
                                              of the Company April 15, 1996 to April 22, 1999;
                                              Chairman of the Board and Chief Executive Officer of the
                                              Company January 1, 1993 to April 15, 1996.
William P. Sovey (67).....................    Director since June 1991
                                              Member: Compensation, Finance, Executive and Nominating
                                              (Chairman) Committees
                                              Chairman of the Board of Newell Rubbermaid Inc.
                                              (manufacturing and marketing company for high volume
                                              hardware and housewares, office and industrial products)
                                              since January 1, 1998; Vice Chairman of the Board and
                                              Chief Executive Officer of Newell Co. 1992 through 1997.
                                              He is a director of Newell Rubbermaid Inc. and Teco
                                              Energy, Inc.
William R. Wilson (73)....................    Director since July 1992
                                              Member: Audit Review, Compensation and Nominating
                                              Committees
                                              Retired Chairman of the Board and Chief Executive
                                              Officer of Lukens, Inc. (manufacturer and seller of
                                              plate steel and stainless steel products) since December
                                              1991.

                    CLASS I DIRECTORS TERM EXPIRING IN 2002

John T. Lane (58).........................    Director since April 1997
                                              Member: Compensation, Finance, Nominating Committees
                                              Organizational Consultant; Managing Director and Head of
                                              U.S. Private Banking of J. P. Morgan & Co. (investment
                                              banking firm) from 1990 to 1994. He is a director of
                                              Biospecifics Technologies Corp. and Medix Resources,
                                              Inc.

Allan L. Rayfield (65)....................    Director since April 1996
                                              Member: Compensation (Chairman), Finance, Nominating
                                              Committees
                                              Chief Executive Officer and Director of M/A Com, Inc.
                                              (microwave manufacturer) November 1993 to December 1994.
                                              He is a director of Parker-Hannifin Corporation and Arch
                                              Communications Group, Inc.
L. Frederick Sutherland (49)..............    Director since January 1995
                                              Member: Compensation, Finance (Chairman) and Nominating
                                              Committees
                                              Executive Vice President and Chief Financial Officer of
                                              ARAMARK Corporation (diversified services management
                                              company) since May 1997; President of Uniform Services
                                              Group of ARAMARK Corporation April 1993 to May 1997.

                    CLASS II DIRECTORS TERM EXPIRING IN 2000

     No Annual Meeting was held in 2000. These Class II Directors remain until the next Annual Meeting is held and their successors are elected.

Stephen D. Bennett (51)...................    Director since January 1993
                                              Member: Executive (Chairman), Finance and Nominating (ex
                                              officio) Committees
                                              Chairman, President and Chief Executive Officer of the
                                              Company since April 22, 1999; President and Chief
                                              Executive Officer of the Company April 15, 1996 to April
                                              22, 1999; President and Chief Operating Officer of the
                                              Company January 1993 to April 15, 1996.
Buddy W. Davis (71).......................    Director since June 1996
                                              Member: Audit Review and Nominating Committees
                                              District 34 Director of the United Steelworkers of
                                              America, AFL-CIO-CLC from 1977 to 1993.
Andrew R. Laidlaw (54)....................    Director since May 1987
                                              Member: Audit Review (Chairman), Executive and
                                              Nominating Committee
                                              Chairman of the Executive Committee and/or Partner at
                                              the firm of Seyfarth, Shaw, Fairweather & Geraldson (law
                                              firm) since 1978.
Frank A. LePage (73)......................    Director since May 1987
                                              Member: Audit Review, Compensation, and Nominating
                                              Committees
                                              Retired Director and Executive Vice President of the
                                              Firestone Tire & Rubber Company (manufacturer of tires
                                              and related products) since 1982.

     The following table sets forth, as of March 12, 2001 with respect to each executive officer of the Company, his name and all positions held during the last five years. Executive Officers are elected annually by the Board of Directors of the Company to serve for a term of office of one year and until their successors are elected.

               NAME AND AGE                                POSITIONS DURING LAST 5 YEARS
               ------------                                -----------------------------
Stephen D. Bennett (51)...................    Chairman, President and Chief Executive Officer of the
                                              Company since April 22, 1999; President and Chief
                                              Executive Officer of the Company April 15, 1996 to April
                                              22, 1999; President and Chief Operating Officer of the
                                              Company January 1, 1993 to April 15, 1996.
Derrick T. Bay (53).......................    Controller and Chief Accounting Officer of the Company
                                              since January 19, 1998; Vice President -- Finance of
                                              Acme Steel Company January 1992 to January 1998.
Anthony C. Capito (53)....................    Vice President -- Strategic Planning of the Company
                                              since January 1999; Vice President -- Phase II Expansion
                                              of Acme Steel Company November 1997 to December 1998;
                                              Vice President -- Steel Production of Acme Steel Company
                                              June 1996 to November 1997; General Manager -- Steel
                                              Operations May 1992 to January 1996.
Robert W. Dyke (53).......................    Senior Vice President -- Fabricating of the Company
                                              since February 1, 1998; Group Vice President of the
                                              Company September 1, 1997 to January 31, 1998. President
                                              of Acme Packaging Corporation since January 1993.
James W. Hoekwater (54)...................    Treasurer of the Company since July 1, 1994.
James N. Howell (59)......................    Senior Vice President -- Steel of the Company and
                                              President of Acme Steel Company since February 1, 1998;
                                              Executive Vice President of Acme Steel Company September
                                              1, 1997 to January 31, 1998.
Gerald J. Shope (57)......................    Vice President -- Human Resources of the Company since
                                              April 1, 1995.
Edward P. Weber, Jr. (63).................    Vice President, General Counsel and Secretary of the
                                              Company since May 25, 1992.
Jerry F. Williams (61)....................    Vice President, Finance and Administration and Chief
                                              Financial Officer of the Company since May 25, 1992.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the compensation of the Company's Chief Executive Officer and each of the four other most highly compensated executive officers during 2000 for services for all capacities in the fiscal years 1998, 1999 and 2000.

                           SUMMARY COMPENSATION TABLE

                                                                              LONG TERM COMPENSATION
                                                                                      AWARDS
                                                                             -------------------------
                                  ANNUAL COMPENSATION           OTHER        SECURITIES
                               --------------------------       ANNUAL       UNDERLYING    ALL OTHER
                                       SALARY      BONUS     COMPENSATION     OPTIONS     COMPENSATION
NAME AND PRINCIPAL POSITION    YEAR      ($)      ($)(1)         ($)            (#)          ($)(2)
- ---------------------------    ----    -------    -------    ------------    ----------   ------------
Stephen D. Bennett..........   2000    470,000     50,817          (3)            -0-        25,850
President and Chief            1999    445,000    217,571          (3)            -0-        36,441
Executive Officer              1998    445,000        -0-          (3)         20,000        27,661
Robert W. Dyke..............   2000    216,000        -0-          (3)            -0-        11,880
Senior Vice President          1999    204,000     61,372          (3)            -0-        14,595
Fabricating                    1998    204,000     57,108          (3)          8,000        17,258
James N. Howell (4).........   2000    225,000        -0-    64,025(4)            -0-        12,375
Senior Vice President          1999    210,000     61,374    61,643(4)            -0-        14,926
Steel                          1998    210,000        -0-    58,205(4)          8,000        14,438
Edward P. Weber, Jr.........   2000    188,000     14,229          (3)            -0-        11,123
Vice President, General        1999    180,000     61,603          (3)            -0-        13,288
Counsel and Secretary          1998    180,000     30,812          (3)          5,000        14,162
Jerry F. Williams...........
Vice President-Finance and     2000    224,000     16,954          (3)            -0-        13,253
Administration and Chief       1999    215,000     73,583          (3)            -0-        15,872
Financial Officer              1998    215,000     36,804          (3)          5,000        16,366

- ---------------

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

(4) Mr. Howell became an executive officer of the Company on February 1, 1998. From September 1, 1997 through January 1998 he was an officer of Acme Steel Company, a subsidiary of the Company. The amount reported for Mr. Howell under Other Annual Compensation in 1998 includes $41,055 for relocation expenses and $17,151 for automobile expenses, each of which is in excess of 25 percent of the total perquisites and other personal benefits reported for Mr. Howell in 1998; the amount in 1999 includes $42,331 for relocation expenses and $19,312 for automobile expenses, each of which is in excess of 25 percent of the total perquisites and other personal benefits reported for Mr. Howell in 1999, the amount in 2000 includes $44, 072 for relocation expenses and $19,953 for automobile expenses, each of which is in excess of 25 percent of the total perquisites and other personal benefits reported for Mr. Howell in 2000.

STOCK OPTION GRANTS IN 2000

     No stock options were granted during fiscal 2000.

AGGREGATED OPTION EXERCISES IN 2000 AND FISCAL YEAR END OPTION VALUES

     The following table sets forth certain information concerning the exercise of options in 2000 to purchase Common Stock by the five individuals named in the Summary Compensation Table and the unexercised options to purchase Common Stock held by such individuals at December 31, 2000.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        FISCAL YEAR END OPTION VALUE (1)

                                                        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                              SHARES                     OPTIONS AT 12/31/00             AT 12/31/00(2)
                            ACQUIRED ON    VALUE     ---------------------------   ---------------------------
                             EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
           NAME                 (#)         ($)          (#)            (#)            ($)            ($)
           ----             -----------   --------   -----------   -------------   -----------   -------------
Stephen D. Bennett........       0          N/A        96,400         16,000            0              0
Robert W. Dyke............       0          N/A        30,850          5,750            0              0
James N. Howell...........       0          N/A        11,500         11,500            0              0
Edward P. Weber, Jr.......       0          N/A        38,250          4,250            0              0
Jerry F. Williams.........       0          N/A        42,950          4,250            0              0

- ---------------

(1) No Stock Appreciation Rights have been granted by the Company.

(2) Calculated on the basis of the fair market value of the underlying securities at fiscal year end, $0.02, minus the exercise price. No options were in-the-money at fiscal year end.

DEFINED BENEFIT PLAN

  AVERAGE ANNUAL EARNINGS                                       ESTIMATED ANNUAL PENSION PAYABLE
     FOR THE 5 HIGHEST                                                       ( $ )
  12-MONTH PERIODS DURING                                     BASED ON YEARS OF SERVICE INDICATED
  THE LAST 10 CONSECUTIVE                                  ------------------------------------------
     12-MONTH PERIODS                                      15 YEARS         20 YEARS         25 YEARS
  -----------------------                                  --------         --------         --------
  $100,000...............                                   11,889           19,764          27,639 ....
  $150,000...............                                   23,701           35,514          47,326 ....
  $200,000...............                                   35,514           51,264          67,014 ....
  $250,000...............                                   47,326           67,014          86,701 ....
  $300,000...............                                   59,139           82,764          106,389 ....
  $400,000...............                                   82,764          114,264          145,764 ....
  $500,000...............                                  106,389          145,764          185,139 ....

     Since May 29, 1986 Acme Steel Company has maintained the "Consolidated Pension Plan for Acme Steel Company Salaried Employees and Riverdale and Chicago Plant Hourly Employees" (the "Consolidated Plan"). Effective July 31, 1994, the Acme Metals Incorporated Salaried Employees' Past Service Pension Plan, the plan which provided benefits to certain employees of the Company, including certain executive officers, was merged into the Consolidated Plan, which became the "Consolidated Pension Plan for Acme Salaried and Hourly Employees." Effective January 1, 1994, the Company adopted the Acme Metals Incorporated Supplemental Benefits Plan (the "Supplemental Benefits Plan") to pay benefits to employees of the Company, which would be payable under the Consolidated Plan, except for the limits imposed under the Internal Revenue Code of 1986 (the "Code"). The Supplemental Benefits Plan is a non-qualified plan for purposes of ERISA and is unfunded. Payments under the Supplemental Benefits Plan have been suspended since September 28, 1998, the date on which the Company filed for protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11 Bankruptcy").

     The Consolidated Plan provides benefits based on years of credited service with the Company (including prior service with Acme Steel) through December 31, 1981 and average annual earnings for the five highest twelve-month periods during the ten consecutive twelve-month periods preceding retirement. The Company and Mr. Marsden are parties to a deferred compensation agreement which entitled Mr. Marsden to a supplemental pension benefit equivalent to ten years of additional credited service under the Consolidated Plan. Corporate funds, rather than pension trust assets, have been used for payment of these supplemental benefits to Mr. Marsden and any pension benefits payable in excess of the maximum amount permitted under the Code. Mr. Marsden was deemed to have approximately 15 years of credited service at his retirement as an employee of the Company on March 1, 1997. Pension benefits payable to Mr. Marsden in excess of the maximum amounts permitted under the Code were provided under the Supplemental Benefits Plan until the date of the Chapter 11 Bankruptcy. Mr. Williams has approximately 20 years of credited service. Any pension benefits to Mr. Williams in excess of the maximum amounts permitted under the Code would be provided under the Supplemental Benefits Plan unless he experiences a "Discharge for Cause" (as defined in the Supplemental Benefits Plan). Messrs. Bennett, Dyke, Howell and Weber joined the Company after December 31, 1981 and therefore do not participate in the Consolidated Plan. The status of the Supplemental Benefits Plan and future payments from it are uncertain as a result of the Chapter 11 Bankruptcy.

     The preceding table is based upon retirement at age 65, a pension payable for the life of the retiree only, and a social security offset of $11,177 per year. Different benefits under the Consolidated Plan may be payable for persons whose employment terminates prior to age 65. For purposes of the table, average annual earnings include salaries and bonuses paid or deferred during the twelve-month period.

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

     Under the New Plan, a Change in Control is deemed to have occurred if at any time from February 23, 1999 until one year following the date upon which the Bankruptcy Court approves an order confirming a Plan of Reorganization (as defined in the New Plan), (i) there occurs a consolidation, dissolution, liquidation, merger, sale, lease, exchange or other transfer of all or a significant portion of the Company's business and/or assets, or there occurs a Reorganization of the Company in which the Company is not the surviving entity or pursuant to which debt is exchanged for voting securities of the Company resulting in the holders of the Company's voting securities immediately prior to the Reorganization holding less than 75 percent of the outstanding voting securities of the surviving or acquiring entity; (ii) the Company sells, leases, exchanges or transfers all or substantially all of its business and/or assets to another entity less than 75 percent of whose outstanding voting securities are owned by the holders of the Company's voting securities immediately prior to such transfer; (iii) the Company's shareholders approve a plan for the liquidation or dissolution of the Company; (iv) a filing is made with the Securities and Exchange Commission disclosing the beneficial ownership by any person or group of 51 percent or more of the voting power of the Company; (v) during any period of two consecutive years, individuals who were directors at the beginning of such period cease to constitute a majority of the Board of Directors of the Company without the approval of two-thirds of the remaining members of the Board of Directors; (vi) prior to a confirmation of a Plan of Reorganization, an event or events occur which the Board of Directors, with the consent of the Official Committee of Unsecured Creditors of the Company or the approval of the Bankruptcy Court, determines to be a Change in Control; (vii) after the confirmation of a Plan of Reorganization, an event or events occur which the Board of Directors determines to be a Change in Control.

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

     The net amount payable to any participant under the Change in Control Plan, taking into account payments under Other Plans, (as defined in the New Plan) as appropriate, may not exceed 2.99 times the participant's "base amount" (as defined in Section 280G of the Internal Revenue Service Code of 1986, as amended the ("Code")), which generally, is the average of the participant's taxable annual income received from the Company during the five-year period preceding the Change in Control, to avoid the special tax rules applicable to "excess parachute payments" under federal income tax legislation enacted in 1984.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OFFICERS AND DIRECTORS

     The following table sets forth as of March 12, 2001 information with respect to beneficial ownership of the Company's Common Stock by all directors and nominees, each of the executive officers named in "Executive Compensation" below, and all directors and executive officers as a group.

                                                               AMOUNT AND NATURE OF        PERCENT
                  NAME OF BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP(1)    OF CLASS(2)
                  ------------------------                    -----------------------    -----------
Stephen D. Bennett..........................................          116,005(3)            *
Buddy W. Davis..............................................              200               *
Robert W. Dyke..............................................           31,769(4)            *
James N. Howell.............................................           16,150(5)            *
Andrew R. Laidlaw...........................................           12,490               *
John T. Lane................................................            1,000               *
Frank A. LePage.............................................            1,000               *
Reynold C. MacDonald........................................           35,000               *
Brian W. H. Marsden.........................................           45,950(6)            *
Allan L. Rayfield...........................................            2,000               *
William P. Sovey............................................            1,490               *
L. Frederick Sutherland.....................................            2,000               *
Edward P. Weber, Jr.........................................           41,510(7)            *
Jerry F. Williams...........................................           59,449(8)            *
William R. Wilson...........................................           26,990               *
All directors and executive officers as a group, 19
  persons...................................................          453,935(3)(4)(5)(6)
                                                                             (7)(8)(9)     3.9%

- ---------------
*   Less than 1% of class

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

(3) Includes 96,400 shares that not now owned but could be acquired by Mr. Bennett through exercise of vested stock options.

(4) Includes 30,850 shares that are not now owned but could be acquired by Mr. Dyke through exercise of vested stock options.

(5) Includes 11,500 shares that are not now owned but could be acquired by Mr. Howell through exercise of vested stock options.

(6) Includes 2,500 shares owned by a family member as to which shares Mr. Marsden disclaims beneficial ownership.

(7) Includes 38,250 shares that are not now owned but could be acquired by Mr. Weber through exercise of vested stock options and 50 shares held by family members.

(8) Includes 42,950 shares that are not now owned but could be acquired by Mr. Williams through exercise of vested stock options.

(9) Includes 55,350 shares that are not now owned but could be acquired through exercise of vested stock options by four executive officers that are not named in "Executive Compensation" above.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent shareowners are required by SEC regulations to furnish the Company with copies of all Forms 3, 4 and 5 filed.

     Based solely on the Company's review of the copies of such forms it has filed on behalf of officers or directors or received from them and written representations from certain reporting persons that they were not required to file Forms 4 or 5 for specified fiscal years, the Company believes that all its officers, directors, and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 2000 with one exception. Mr. Davis was one month late filing forms reporting the disposition of shares of Company common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In fiscal year 2000, the Company made payments to ARAMARK Corporation ("ARAMARK") in the amount of $180,508 for food and uniform services; Mr. Sutherland, is an executive of ARAMARK. The Company paid $19,128 for professional services to Seyfarth, Shaw, Fairweather and Geraldson, a law firm of which Mr. Laidlaw is a partner. These transactions were in the ordinary course of business, at competitive prices and terms and at arm's length. In the opinion of management, in no instance have the amounts involved been material in relation to the business of the Company or, to the knowledge and belief of management of the Company, to the business of the other organizations or to the individuals concerned.

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

     (3) Exhibits

EXHIBIT          DESCRIPTION
- -------          -----------
 3.    Articles of Incorporation and By-Laws
       3(i)      Restated Certificate of Incorporation of the Registrant, as
                 amended by the Certificate of Designation of Junior
                 Participating Preferred Stock, Series A. Filed as Exhibit
                 3(i) to the Registrant's Annual Report on Form 10-K for the
                 fiscal year ended December 31, 1995 (the "1995 10-K") and
                 incorporated by reference herein.
       3(ii)     Amended and Restated By-Laws of the Registrant as adopted
                 February 27, 1997. Filed as Exhibit 3(ii) to the
                 Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 (the "1996 10-K") and incorporated by reference herein.
 4.    Instruments Defining the Rights of Security Holders, Including
       Indentures
       4.1       Rights Agreement dated as of July 15, 1994 between the
                 Registrant and First Chicago Trust Company of New York,
                 Rights Agent. Filed as Exhibit 1 to the Form 8-A dated
                 August 8, 1994 and Form 8-A/A dated August 12, 1994 and
                 incorporated by reference herein.
       4.2       Indenture dated as of August 11, 1994 among the Registrant and Guarantors and Shawmut Bank Connecticut, National
                 Association as trustee, relating to the 12 1/2% Senior
                 Secured Notes due 2002. Filed as Exhibit 4.2 to Amendment
                 No. 2 to the Registrant's Annual Report on Form 10-K for the
                 fiscal year ended December 25, 1994 (Amendment No. 2 to the
                 "1994 10-K") and incorporated by reference herein.
       4.3       Form of 12 1/2% Senior Secured Note due 2002 (included as
                 Exhibit A to Exhibit 4.2). Filed as Exhibit 4.3 to Amendment
                 No. 2 to the 1994 10-K and incorporated by reference herein.
       4.4       First Supplemental Indenture dated as of December 3, 1997
                 among the Registrant and Guarantors and State Street Bank
                 and Trust Company, as Trustee, relating to the 12 1/2%
                 Senior Secured Notes due 2002. Filed as Exhibit 4.4 to the
                 Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1997 (the "1997 10-K") and incorporated by reference herein.
       4.5       Indenture dated as of August 11, 1994 among the Registrant and Guarantors and Shawmut Bank, Connecticut, National
                 Association as trustee, relating to the 13 1/2% Senior
                 Secured Discount Notes due 2004. Filed as Exhibit 4.4 to
                 Amendment No. 2 to the 1994 10-K and incorporated by
                 reference herein.
       4.6       Form of 13 1/2% Senior Secured Discount Note due 2004
                 (included as Exhibit A to Exhibit 4.4). Filed as Exhibit 4.5 to Amendment No. 2 to the 1994 10-K and incorporated by
                 reference herein.

EXHIBIT          DESCRIPTION
- -------          -----------
       4.7       First Supplemental Indenture dated as of December 3, 1997
                 among the Registrant and Guarantors and State Street Bank
                 and Trust Company, as Trustee, relating to the 13 1/2%
                 Senior Secured Discount Notes due 2004. Filed as Exhibit 4.7
                 to the 1997 10-K and incorporated by reference herein.
       4.8       Amended and Restated Collateral Agency Agreement dated as of
                 December 18, 1997 by and among the Registrant, Acme Steel,
                 Acme Packaging, Bankers Trust Company and State Street Bank
                 and Trust Company, as Collateral Agents. Filed as Exhibit
                 4.9 to the 1997 10-K and incorporated by reference herein.
       4.9       Company Stock Pledge Agreement dated as of August 11, 1994 between the Registrant and the Collateral Agent. Filed as
                 Exhibit 4.7 to Amendment No. 2 to the 1994 10-K and
                 incorporated by reference herein.
       4.10      Subsidiary Stock Pledge Agreement dated as of August 11,
                 1994 among Acme Steel, Acme Packaging and the Collateral
                 Agent. Filed as Exhibit 4.8 to Amendment No. 2 to the 1994
                 10-K and incorporated by reference herein.
       4.11      Security Agreement dated as of August 11, 1994 between Acme
                 Steel and the Collateral Agent. Filed as Exhibit 4.9 to
                 Amendment No. 2 to the 1994 10-K and incorporated by
                 reference herein.
       4.12      Mortgage dated as of August 11, 1994 from Acme Steel to the
                 Collateral Agent. Filed as Exhibit 4.10 to Amendment No. 2
                 to the 1994 10-K and incorporated by reference herein.
       4.13      Disbursement Agreement dated as of August 11, 1994 between the Registrant and the Collateral Agent. Filed as Exhibit
                 4.12 to Amendment No. 2 to the 1994 10-K and incorporated by reference herein.
       4.14      Form of Registration Rights Agreement dated March 28, 1994 among the Registrant and The Substituted Purchasers. Filed as Exhibit 4.13 to the Registrant's Annual Report on Form
                 10-K for the fiscal year ended December 25, 1994 (the "1994
                 10-K") and incorporated by reference herein.
       4.15      Indenture dated as of December 18, 1997 between the
                 Registrant, as Issuer; Acme Steel, as Guarantor; and Harris
                 Trust and Savings Bank, as Trustee; relating to the 10 7/8%
                 Senior Notes due 2007. Filed as Exhibit 4.17 to the 1997
                 10-K and incorporated by reference herein.
       4.16      Registration Rights Agreement dated December 18, 1997
                 between the Registrant, Morgan Stanley & Co. Incorporated,
                 Salomon Brothers, Inc., First Chicago Capital Markets, Inc.,
                 and Nesbitt Burns Securities Inc., as placement agent. Filed as Exhibit 4.18 to the 1997 10-K and incorporated by
                 reference herein.
       4.17      Amended and Restated Intercreditor Agreement, dated as of
                 December 18, 1997 among the Registrant, Acme Steel, Harris
                 Trust and Savings Bank and State Street Bank and Trust
                 Company. Filed as Exhibit 4.19 to the Company's Registration
                 Statement on Form S-4, SEC file No. 33-52749, filed on May
                 15, 1998.
10.    Material contracts
       10.1      Tax Indemnification Agreement between Acme Steel and The
                 Interlake Corporation ("Interlake") dated May 30, 1986.
                 Filed as Exhibit 10.1 to the Registrant's Annual Report on
                 Form 10-K for the fiscal year ended December 27, 1992, SEC
                 File No. 0-14727 (the "1992 Form 10-K") and incorporated by reference herein.
       10.2      Cross-Indemnification Agreement between Acme Steel and
                 Interlake dated May 29, 1986. Filed as Exhibit 10.2 to the
                 1992 Form 10-K and incorporated by reference herein.
       10.3      $175,000,000 Credit Agreement dated as of December 18, 1997
                 (the "$175,000,000 Credit Agreement") among the Registrant,
                 Various Lenders, Bankers Trust Company, as Administrative
                 Agent; Morgan Stanley Senior Funding, Inc., as Syndication
                 Agent and Arranger; and ancillary documents. Filed as
                 Exhibit 10.17 to the 1997 10-K and incorporated by reference herein.

EXHIBIT          DESCRIPTION
- -------          -----------
       10.4      First Amendment to $175,000,000 Credit Agreement dated May
                 12, 1998. Filed as Exhibit 10.2 to the 1998 First Quarter
                 10-Q and incorporated by reference herein
       10.5      Loan and Security Agreement dated as of December 18, 1998
                 among BankAmerica Business Credit, Inc. and AM South Bank, as lenders; BankAmerica Business Credit, Inc., as Agent; and
                 Acme Metals Incorporated, Acme Steel Company, Acme Packaging
                 Corporation, Alabama Metallurgical Corporation and Acme
                 Steel Company International, Inc., as Borrowers.
       10.6      Guaranty dated as of December 18, 1998 by Alpha Tube
                 Corporation in favor of BankAmerica Business Credit, Inc., as Agent.
       10.7      Security Agreement dated as of December 18, 1998 between
                 Alpha Tube Corporation and BankAmerica Business Credit,
                 Inc., as Agent.
       10.8      Cash Flow Agreement dated as of December 18, 1998 between
                 Acme Metals Incorporated, Acme Steel Company, Acme Packaging
                 Corporation, Alabama Metallurgical Corporation, Acme Steel
                 Company International, Inc., as Borrowers; Alpha Tube
                 Corporation, and BankAmerica Business Credit, Inc., as
                 Agent.
       10.9      Form of Engineering, Procurement and Construction Contract
                 dated July 28, 1994 between Acme Steel and Raytheon
                 Engineers & Constructors, Inc. Filed as Exhibit 10.41 to
                 Amendment No. 3 to Form S-1 Registration Statement, SEC File
                 No. 33-54101, and incorporated by reference herein.
       10.10     Amendment 1 to Engineering, Procurement and Construction
                 Contract between Acme Steel and Raytheon Engineers &
                 Constructors, Inc. dated as of July 28, 1994. Filed as
                 Exhibit 10.11 to the 1994 10-K and incorporated by reference herein.
       10.11     Amendment 2 to Engineering, Procurement and Construction
                 Contract between Acme Steel and Raytheon Engineers &
                 Constructors, Inc. dated as of March 21, 1995. Filed as
                 Exhibit 10.12 to the 1994 10-K and incorporated by reference herein.
       10.12     Joint Development Program Agreement dated July 28, 1994
                 between Acme Steel and SMS Schloemann-Siemag, AG. Filed as
                 Exhibit 10.13 to the 1994 10-K and incorporated by reference herein.
       10.13     Non-Employee Directors Retirement Plan dated February 22,
                 1990 as adopted May 25, 1992.(1) Filed as Exhibit 10.4 to
                 the 1992 10-K and incorporated as reference herein.
       10.14     Form of Indemnification Agreement for directors and certain officers of the Registrant. Filed as Exhibit 10.20 to the
                 1995 10-K and incorporated as reference herein.
       10.15     Acme Metals Incorporated Deferred Compensation Plan as
                 Amended and Restated effective January 1, 1994 and adopted
                 November 21, 1994.(1) Filed as Exhibit 10.23 to the 1994
                 10-K and incorporated by reference herein.
       10.16     Acme Metals Incorporated 1994 Stock Incentive Program as
                 adopted April 28, 1994.(1) Filed as Exhibit 10.25 to the
                 1994 10-K and incorporated by reference herein.
       10.17     Acme Metals Incorporated 1997 Non-Employee Directors' Stock
                 Option Plan.(1) Filed as Appendix A to the 1997 Proxy
                 Statement and incorporated by reference herein.
       10.18     Acme Metals Incorporated Salaried Employees' Retirement
                 Savings Plan Restated effective September 1, 1995. Filed as
                 Exhibit 10.28 to the 1996 10-K and incorporated by reference herein.
       10.19     Consolidated Pension Plan for Acme Salaried and Hourly
                 Employees as Amended and Restated effective November 1, 1994
                 ("Consolidated Pension Plan") with Appendix A to the
                 Consolidated Pension Plan as Amended and Restated effective
                 July 31, 1994.(1) Filed as Exhibit 10.44 to the 1994 10-K
                 and incorporated by reference herein.
       10.20     Appendix B to the Consolidated Pension Plan as Amended and
                 Restated effective September 1, 1993.(1) Filed as Exhibit
                 10.30 to the 1995 10-K and incorporated by reference herein.

EXHIBIT          DESCRIPTION
- -------          -----------
       10.21     Appendix C to the Consolidated Pension Plan effective
                 December 31, 1993.(1) Filed as Exhibit 10.31 to the 1995
                 10-K and incorporated by reference herein.
       10.22     First Amendment to the Consolidated Pension Plan dated
                 September 19, 1995.(1) Filed as Exhibit 10.32 to the 1995
                 10-K and incorporated by reference herein.
       10.23     Acme Metals Incorporated Supplemental Benefits Plan
                 effective January 1, 1994.(1) Filed as Exhibit 10.45 to the
                 1994 10-K and incorporated by reference herein.
       10.24     Acme Metals Incorporated Salaried Employees Past Service
                 Pension Plan ("Past Service Pension Plan") dated June 1,
                 1992.(1) Filed as Exhibit 10.37 to the 1992 10-K and
                 incorporated by reference herein.
       10.25     Amendment No. 1 to the Past Service Pension Plan.(1) Filed
                 as Exhibit 10.38 to the Registrant's Annual Report on Form
                 10-K for the fiscal year ended December 26, 1993, SEC File
                 No. 0-14727, and incorporated by reference herein.
       10.26     Amendment No. 2 to the Past Service Pension Plan.(1) Filed
                 as Exhibit 10.48 to the 1994 10-K and incorporated by
                 reference herein.
       10.27     Key Employee retention Plan.(1) Filed as Exhibit 10.35 to
                 the 1998 10-K and incorporated by reference herein.
       21        Subsidiaries of the registrant. Filed as Exhibit 21 to the
                 1998 Form 10-K and incorporated by reference herein.
       23        Consent of experts and counsel
       *23.1     Consent of PricewaterhouseCoopers LLP

(b) Reports on Form 8-K

     Form 8-K dated January 29, 2001 reported that WCI Steel, Inc. informed the Company that due to the currently depressed conditions of the steel industry, WCI would not proceed to consummate a sale transaction with the Company and Acme Steel under the terms contained in WCI's September 2000 Letter of Intent.
- -------------------------
 *  Filed herewith.

(1) Filed pursuant to Item 14 of Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACME METALS INCORPORATED

  /s/ STEPHEN D. BENNETT                              Chairman, President, and Chief        March 30, 2001
  ---------------------------------------------       Executive Officer
  Stephen D. Bennett

  /s/ JERRY F. WILLIAMS                               Vice President-Finance and            March 30, 2001
  ---------------------------------------------       Administration and Chief
  Jerry F. Williams                                   Financial Officer (Principal
                                                      Financial Officer)

  /s/ DERRICK T. BAY                                  Controller and Chief Accounting       March 30, 2001
  ---------------------------------------------       Officer (Principal Accounting
  Derrick T. Bay                                      Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/ BUDDY W. DAVIS                                  Director                              March 30, 2001
  ---------------------------------------------
  Buddy W. Davis

  /s/ ANDREW R. LAIDLAW                               Director                              March 30, 2001
  ---------------------------------------------
  Andrew R. Laidlaw

  /s/ JOHN T. LANE                                    Director                              March 30, 2001
  ---------------------------------------------
  John T. Lane

  /s/ FRANK A. LEPAGE                                 Director                              March 30, 2001
  ---------------------------------------------
  Frank A. LePage

  /s/ REYNOLD C. MACDONALD                            Director                              March 30, 2001
  ---------------------------------------------
  Reynold C. MacDonald

  /s/ BRIAN W. H. MARSDEN                             Director                              March 30, 2001
  ---------------------------------------------
  Brian W. H. Marsden

  /s/ ALLAN L. RAYFIELD                               Director                              March 30, 2001
  ---------------------------------------------
  Allan L. Rayfield

  /s/ WILLIAM P. SOVEY                                Director                              March 30, 2001
  ---------------------------------------------
  William P. Sovey

  /s/ L. FREDERICK SUTHERLAND                         Director                              March 30, 2001
  ---------------------------------------------
  L. Frederick Sutherland

  /s/ WILLIAM R. WILSON                               Director                              March 30, 2001
  ---------------------------------------------
  William R. Wilson

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

              FORM 10-K -- ITEM 8 AND ITEMS 14(a)(1) AND 14(a)(2)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

     The following Consolidated Financial Statements of Acme Metals Incorporated and the related Report of Management and Report of Independent Accountants are included in Item 8 and Item 14(a)(1):

                                                              PAGE IN THIS
                                                               FORM 10-K
                                                              ------------
Report of Management........................................        38
Report of Independent Accountants...........................        39
Consolidated Statements of Operations for the fiscal years
  ended December 31, 2000, December 26, 1999 and December
  27, 1998..................................................        40
Consolidated Balance Sheets at December 31, 2000 and
  December 26, 1999.........................................        41
Consolidated Statements of Cash Flows for the fiscal years
  ended December 31, 2000, December 26, 1999 and December
  27, 1998..................................................        42
Consolidated Statements of Changes in Shareholders' Equity
  for the fiscal years ended December 31, 2000, December 26,
  1999, and December 27, 1998...............................        43
Notes to Consolidated Financial Statements..................        44
     The following Consolidated Financial Statement Schedule of Acme
Metals Incorporated is included in Item 14(a)(2):
Schedule II -- Valuation and Qualifying Accounts............        63

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

/s/ STEPHEN D. BENNETT                               /s/ JERRY F. WILLIAMS
- ---------------------------------------------------  ---------------------------------------------------
Stephen D. Bennett                                   Jerry F. Williams
Chairman, President and Chief Executive Officer      Vice President -- Finance and Administration and
                                                     Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Acme Metals Incorporated (Debtor-in-Possession)

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Acme Metals Incorporated (Debtor-in-Possession) and its subsidiaries at December 31, 2000 and December 26, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going-concern. As discussed in the Note entitled "Bankruptcy Proceedings" to the consolidated financial statements, the Company has incurred substantial losses from operations and experienced related liquidity issues resulting in the filing for Chapter 11 Bankruptcy protection on September 28, 1998 which raises substantial doubt about its ability to continue as a going-concern. Management's plans in regard to these matters are also described in the Note entitled "Bankruptcy Proceedings." The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/  PRICEWATERHOUSECOOPERS LLP
- ------------------------------------------------------------
PricewaterhouseCoopers LLP

Chicago, Illinois
March 9, 2001, except as to the notes
entitled "DIP Financing" and
"Secured Debt," which are as
of March 30, 2001

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    FOR THE YEAR ENDED
                                                        ------------------------------------------
                                                        DECEMBER 31,   DECEMBER 26,   DECEMBER 27,
                                                            2000           1999           1998
                                                        ------------   ------------   ------------
NET SALES............................................   $   501,046    $   492,830    $   484,809
COSTS AND EXPENSES:
  Cost of products sold..............................       440,926        442,393        450,228
  Depreciation.......................................        37,578         37,751         36,514
                                                        -----------    -----------    -----------
Gross profit (loss)..................................        22,542         12,686         (1,933)
  Selling and administrative.........................        35,522         36,407         37,549
                                                        -----------    -----------    -----------
Operating loss.......................................       (12,980)       (23,721)       (39,482)
NON-OPERATING INCOME (EXPENSE):
  Interest expense, excluding contractual interest of
     22,247 in 2000, 22,002 in 1999 and 5,546 in
     1998............................................       (22,600)       (23,333)       (39,161)
  Interest expense -- taxes..........................                      (10,000)
  Interest income....................................           141            357          1,179
  Reorganization charges under Chapter 11
     Bankruptcy......................................        (7,349)        (7,424)        (6,747)
  Other..............................................                        1,241         12,257
                                                        -----------    -----------    -----------
Loss before income taxes.............................       (42,788)       (62,880)       (71,954)
Income tax provision.................................           525            284         55,736
                                                        -----------    -----------    -----------
Net loss.............................................   $   (43,313)   $   (63,164)   $  (127,690)
                                                        ===========    ===========    ===========
LOSS PER SHARE:
BASIC:
  Net loss...........................................   $     (3.72)   $     (5.42)   $    (10.94)
                                                        -----------    -----------    -----------
Weighted average shares outstanding..................    11,647,471     11,658,481     11,673,443
                                                        ===========    ===========    ===========
DILUTED:
Net loss.............................................   $     (3.72)   $     (5.42)   $    (10.94)
                                                        -----------    -----------    -----------
Weighted average shares outstanding..................    11,647,471     11,658,481     11,673,443
                                                        ===========    ===========    ===========

         The accompanying notes are an integral part of this statement.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               DECEMBER 31,   DECEMBER 26,
                                                                   2000           1999
                                                               ------------   ------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $              $
  Accounts receivable, less allowances of $1,259 and $1,178,
     respectively...........................................       47,860         67,715
  Inventories...............................................       78,699         82,280
  Other current assets......................................       12,316          5,896
                                                                ---------      ---------
     Total current assets...................................      138,875        155,891
                                                                ---------      ---------
INVESTMENTS AND OTHER ASSETS:
  Investments in associated companies.......................       10,413         20,937
  Other assets..............................................       13,395         14,861
                                                                ---------      ---------
     Total investments and other assets.....................       23,808         35,798
                                                                ---------      ---------
PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment.............................      902,335        888,596
  Accumulated depreciation..................................     (410,597)      (372,297)
                                                                ---------      ---------
     Total property, plant and equipment....................      491,738        516,299
                                                                ---------      ---------
                                                                $ 654,421      $ 707,988
                                                                =========      =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable..........................................    $  20,100      $  32,808
  Accrued expenses..........................................       37,244         46,345
  DIP Financing Agreement...................................       13,293          2,050
  Current portion long-term debt............................        1,940
                                                                ---------      ---------
     Total current liabilities..............................       72,577         81,203
                                                                ---------      ---------
LONG-TERM LIABILITIES:
  Long-term debt............................................      226,829        233,370
  Post-retirement benefits other than pensions..............      105,083        101,017
  Retirement benefit plans..................................       30,825          7,131
                                                                ---------      ---------
     Total long-term liabilities............................      362,737        341,518
                                                                ---------      ---------
LIABILITIES SUBJECT TO COMPROMISE:..........................      303,617        300,072
                                                                ---------      ---------
Commitments and contingencies (Note)
SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $1 par value, 2,000,000 shares
     authorized, no shares issued
  Common stock, $1 par value, 20,000,000 shares authorized,
     11,647,471 shares issued and outstanding...............       11,647         11,647
  Additional paid-in capital................................      165,285        165,285
  Retained deficit..........................................     (212,740)      (169,427)
  Accumulated other comprehensive loss......................      (48,702)       (22,310)
                                                                ---------      ---------
     Total shareholders' equity (deficit)...................      (84,510)       (14,805)
                                                                ---------      ---------
                                                                $ 654,421      $ 707,988
                                                                =========      =========

         The accompanying notes are an integral part of this statement.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                           FOR THE YEAR ENDED
                                                               ------------------------------------------
                                                               DECEMBER 31,   DECEMBER 26,   DECEMBER 27,
                                                                   2000           1999           1998
                                                               ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................     $(43,313)      $(63,164)     $(127,690)
  ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
    Gain on sale of assets..................................                      (1,241)       (12,257)
    Loss on abandonment of assets...........................                       7,730
    Depreciation............................................       38,739         39,321         37,920
    Accretion of senior discount notes......................                                        150
    Deferred income taxes...................................                                     55,126
    CHANGE IN OPERATING ASSETS AND LIABILITIES:
    Accounts receivable.....................................       19,855        (20,201)        14,785
    Income tax receivable...................................                                     25,246
    Inventories.............................................        3,581         (7,027)         7,270
    Accounts payable........................................       (4,376)         9,127        (47,744)
    Other current accounts..................................      (15,985)         7,606           (797)
    Liabilities subject to compromise.......................          625          5,081         91,918
    Other, net..............................................        5,949          3,212        (31,840)
                                                                 --------       --------      ---------
    Net cash (used for) provided by operating activities....        5,075        (19,556)        12,087
                                                                 --------       --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of assets..........................                       1,928
  Capital expenditures......................................      (14,390)       (12,284)       (11,291)
                                                                 --------       --------      ---------
  Net cash used for investing activities....................      (14,390)       (10,356)       (11,291)
                                                                 --------       --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of assets..............................                                     18,000
  Borrowings under Working Capital Facility.................       72,233          2,050        129,750
  Repayments of Working Capital Facility....................      (60,990)                     (134,750)
  Payment of Senior Secured Credit Agreement................                                       (750)
  Payment of Note Payable...................................                                       (500)
  Payment of IRB Bonds and capital lease obligations........       (1,928)                         (131)
  Draw from letter of credit................................                       8,993
                                                                 --------       --------      ---------
  Net cash provided by financing activities.................        9,315         11,043         11,619
                                                                 --------       --------      ---------
  Net increase (decrease) in cash and cash equivalents......                     (18,869)        12,415
  Cash and cash equivalents at beginning of period..........                      18,869          6,454
                                                                 --------       --------      ---------
  Cash and cash equivalents at end of period................     $              $             $  18,869
                                                                 ========       ========      =========

         The accompanying notes are an integral part of this statement.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     ACCUMULATED
                                                                        OTHER                           TOTAL
                               COMMON      ADDITIONAL   RETAINED    COMPREHENSIVE       TOTAL       COMPREHENSIVE
                               STOCK,       PAID-IN     EARNINGS       INCOME       SHAREHOLDERS'      INCOME
                            $1 PAR VALUE    CAPITAL     (DEFICIT)      (LOSS)          EQUITY          (LOSS)
                            ------------   ----------   ---------   -------------   -------------   -------------
BALANCE -- DECEMBER 28,
  1997....................    $11,627       $165,608    $  21,427     $(12,319)       $ 186,343       $
                              =======       ========    =========     ========        =========       =========
  Net loss................                               (127,690)                     (127,690)       (127,690)
  Stock plans -- issuance
     shares...............         48            343                                        391
  Minimum pension
     liability............                                             (21,406)         (21,406)        (21,406)
                              -------       --------    ---------     --------        ---------       ---------
BALANCE -- DECEMBER 27,
  1998....................    $11,675       $165,951    $(106,263)    $(33,725)       $  37,638       $(148,959)
                              =======       ========    =========     ========        =========       =========
  Net loss................                                (63,164)                      (63,164)        (63,164)
  Stock plans -- issuance
     of shares............        (28)          (666)                                      (694)
  Minimum pension
     liability............                                              11,415           11,415          11,415
                              -------       --------    ---------     --------        ---------       ---------
BALANCE -- DECEMBER 26,
  1999....................    $11,647       $165,285    $(169,427)    $(22,310)       $ (14,805)      $ (51,749)
                              =======       ========    =========     ========        =========       =========
Net loss..................                                (43,313)                      (43,313)        (43,313)
  Minimum pension
     liability............                                             (26,392)         (26,392)        (26,392)
                              -------       --------    ---------     --------        ---------       ---------
BALANCE -- DECEMBER 31,
  2000....................    $11,647       $165,285    $(212,740)    $(48,702)       $ (84,510)      $ (69,705)
                              =======       ========    =========     ========        =========       =========

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

     The Company intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's businesses and to restructure the Company's balance sheet. Although management expects to file a plan of reorganization at the earliest practical date, there can be no assurance at this time that a plan of reorganization will be proposed by the Company, approved or confirmed by the Bankruptcy Court, or that such plan will be consummated. The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a plan of reorganization ("Exclusive Proposal Period") through April 2, 2001. The Company has filed a motion requesting the Bankruptcy Court to enter an order extending the Company's Exclusive Proposal Period for approximately 90 days to, and including, July 2, 2001; and, while the Company anticipates requesting further extensions of the Exclusive Proposal Period, there can be no assurance the Bankruptcy Court will grant the requested, or any such further extensions. If the Exclusive Proposal Period were to expire or be terminated, other interested parties, such as creditors of the Company, would have the right to propose alternative plans of reorganization.

     The Company is diligently pursuing emergence scenarios involving a sale or other transaction involving one or both of Acme Packaging and Alpha Tube, together with a possible sale of or stand-alone recapitalization plan for Acme Steel Company.

     Potential Acme Steel Transaction. In midyear 2000, the Company received an expression of interest from a third party, WCI Steel, Inc. ("WCI"), to acquire the operating assets of the Steel Segment and, on September 7, 2000, Acme Steel and WCI entered into a non-binding letter of intent (the "Letter of Intent") regarding the terms of a proposed sale of these assets. Since the date of that Letter of Intent, the domestic steel industry in general has experienced a sustained downturn. The Steel Segment, specifically, has experienced substantial operating losses and failed to meet certain conditions set forth in the Letter of Intent. On January 29, 2001, WCI informed the Company that due to the currently depressed conditions of the steel industry and the recent performance of the Steel Segment, WCI would not proceed to consummate the transaction under the terms contemplated in the Letter of Intent.

     While the Company understands WCI has expressed a continuing interest in acquiring the operating assets of the Steel Segment and is continuing to explore its alternatives, the Company is unable to determine the terms and conditions of any possible future transaction with WCI. The Company has continued to explore various emergence alternatives, which include a stand-alone reorganization of all or a portion of the Company's existing businesses, a sale of some or all of the Company's assets or a combination of the two.

     Potential Transactions Regarding the Steel Fabricating Segment. The Company initiated a formal process of soliciting third-party non-binding indications of interest in a possible sale of or investment in the Steel Fabricating Segment. Separate offering memoranda relating to the Steel Fabricating Segment companies were distributed in December 2000 to parties known or believed to have an interest in acquiring or

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

investing in these businesses. The Company received indications of interest from approximately fifteen parties who received the offering memoranda. The Company has engaged in an initial due diligence process with certain of these proposed purchasers/investors to determine their financial stability and wherewithal and to cull out that initial bid and/or bids providing the most value for the Steel Fabricating Segment. As a part of this due diligence process, the Company recently distributed drafts of proposed asset purchase agreements to certain of these prospective bidders for their comments. Once the Company has received comments on the proposed asset purchase agreements and has determined, in its business judgment, which transaction or transactions to pursue, the Company will file a motion or motions to approve certain sale and bidding procedures related to the sale or sales of or investment in the Steel Fabricating Segment. The Company believes such procedures motion will be filed in the second quarter and further believes the terms of such transaction or transactions will be presented to the Court for approval by June 2001.

     Proposed Exit Financing. On September 27, 2000, the Emergency Steel Loan Guarantee Board (the "Board") extended an offer of guarantee for a $100 million loan application filed on the Company's behalf by Citicorp USA ("Citicorp"). The guarantee is subject to certain conditions, including the execution of an acceptable form of guarantee. As a result of the time lag between the original guarantee application and the Board's approval, the recent events involving the sale of the Steel Segment and the sustained significant downturn in the steel industry, documentation and credit review with Citicorp will need to be updated. With the goal of keeping alternative exit scenarios viable, the Company intends to continue its efforts to procure the proposed exit facility.

     Although the Chapter 11 Bankruptcy raises substantial doubt about the Company's ability to continue as a going-concern, the accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a company on a going-concern basis which contemplates the continuity of operations, realization of assets and the liquidation of liabilities in the ordinary course of business. As a result of the Chapter 11 Bankruptcy, realization of assets and liquidation of liabilities are subject to significant uncertainties. Specifically, the financial statements do not present the amount which will be paid to settle liabilities and contingencies which may be allowed in a Chapter 11 Bankruptcy reorganization. Also the consolidated financial statements do not reflect (a) adjustments to assets and liabilities which may occur in accordance with generally accepted accounting principles AICPA Statement of Position No. 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code (SOP 90-7) following the confirmation of a plan of reorganization or (b) the realizable value of assets which would be required to be recorded if the Company presents a plan which contemplates the disposal of all or portions of its assets and operations. The filing of a plan of reorganization could materially affect the carrying value of the assets and liabilities currently disclosed in the consolidated financial statements.

     The consolidated financial statements include adjustments and reclassifications to reflect liabilities as "Liabilities Subject to Compromise" under the Chapter 11 Bankruptcy. Certain pre-petition liabilities were approved for payment by the Bankruptcy Court, such as employee wages and benefits, and specified pre-petition obligations to vendors, customers and taxing authorities.

DIP FINANCING:

     On December 18, 1998, with approval of the Bankruptcy Court, Acme Metals, Acme Steel, Acme Packaging, Alabama Metallurgical and Acme Steel International entered into a Loan & Security Agreement ("DIP Financing Agreement") with Bank of America (formerly BankAmerica Credit), which provides for a maximum of $100 million of borrowings subject to borrowing base limitations based on inventory and accounts receivable less reserves. Alpha Tube, whose inventory and accounts receivable are excluded from the borrowing base computation, has guaranteed the obligations incurred under the DIP Financing Agreement. Alpha Tube's guaranty obligation with respect to the DIP Financing Agreement is effectively subordinate to

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

pre-petition trade obligations and Chapter 11 Bankruptcy administrative expenses of Alpha Tube. The Company and Bank of America, with Bankruptcy Court approval, on September 22, 2000, extended the DIP Financing Agreement to December 29, 2000. The Company and Bank of America, with Bankruptcy Court approval, extended the DIP Financing Agreement through April 1, 2001 and amended certain restrictive covenants. Effective March 30, 2001, the Bankruptcy Court approved an extension of the DIP Financing Agreement through July 1, 2001. At December 31, 2000, $13.3 million in borrowings were outstanding with additional $21.6 million available based on borrowing base limitations. The DIP Financing Agreement is intended to support the Company's operations during Chapter 11 Bankruptcy proceedings and will expire on the earlier of July 1, 2001, or upon Bankruptcy Court approval of the Company's plan of reorganization or the sale of assets of an operating business.

     The DIP Financing Agreement is collateralized by substantially all of the assets of the Company. Borrowings bear interest at either the prime rate or LIBOR, plus, depending on the levels of borrowings, margins of 50 basis points to 100 basis points over prime or 175 basis points to 300 basis points over LIBOR, respectively.

     Covenants of the DIP Financing Agreement generally restrict creating additional liens on assets, creating any claims superior to those of the DIP Financing Agreement, paying pre-petition obligations, merging or consolidating with any person, selling assets, incurring new debt or paying certain reclamation claims. The Company is required to maintain a financial covenant of minimum operating cash flow, defined in the DIP Financing Agreement as EBITDA less capital expenditures, reorganization costs, certain cash interest payments (including adequate protection payments to secured lenders), and reclamation claims. The Company must also provide weekly progress reports to the Lenders on the sale of each of its Fabricating Segment units, such progress which shall be satisfactory to the Lenders. In addition, Alpha Tube must maintain a ratio of eligible inventory and receivables as defined in the DIP Financing Agreement equal to 110 percent of the sum of Alpha Tube's pre- and post-petition debt plus accrued and unpaid Chapter 11 Bankruptcy administrative expenses. The recent DIP Financing amendment adjusted the minimum Operating Cash Flow target to a monthly basis from a quarterly basis.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Acme Metals Incorporated and its wholly-owned subsidiaries (the "Company" or "Acme Metals"). Investments in associated companies are accounted for by the equity method. All intercompany transactions have been eliminated.

     The Company's fiscal year ends on the last Sunday in December. Fiscal year 2000 contained 53 weeks and 1999 and 1998 fiscal years each contained 52 weeks.

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

     REVENUE RECOGNITION

     The Company recognizes revenue upon shipment of products. Accounts receivable from sales to customers are unsecured. In accordance with the adoption of EITF No. 00-10, "Accounting for Shipping and

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Handling Fees and Costs," sales and cost of sales have been restated to reflect shipping and handling costs within cost of sales. This had no impact on reported gross profit.

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

     INCOME TAXES

     Income taxes are determined pursuant to the provisions of FAS No. 109, "Accounting for Income Taxes." Under this standard, the benefit for deferred income taxes represents the tax effect of temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. All net deferred tax assets were fully reserved in 2000, 1999 and 1998.

     OTHER COMPREHENSIVE INCOME

     During 1998, the Company adopted FAS No. 130, "Reporting Comprehensive Income," which requires the Company to disclose, in financial statement format, all non-owner changes in equity. As of December 31, 2000, all such changes in equity resulted from changes in the minimum pension liability.

     DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     The Company's operations are divided into two segments: the Steel Making Segment and the Steel Fabricating Segment. Segment definitions are based on management decisions as to resource allocation. The

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Steel Making Segment includes all of the facilities used in the manufacturing of flat-rolled steel. The Steel Fabricating Segment includes the conversion and fabrication of the flat-rolled steel.

     REORGANIZATION CHARGES UNDER CHAPTER 11 BANKRUPTCY

     During 2000, 1999 and 1998, the Company recorded $7.3 million, $7.4 million and $6.7 million, respectively, of reorganization charges resulting from its Chapter 11 Bankruptcy filings. The charges primarily represent professional fees related to the reorganization. The 1998 amount includes $2.9 million in one-time charges for the unwinding of an interest rate swap and a Canadian dollar hedge. Actual cash payments for expenses related to the Chapter 11 Bankruptcy amounted to $4.9 million, $6.1 million and $3.5 million for 2000, 1999 and 1998, respectively.

     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified or restated to conform to the current year's presentation.

     IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

     In accordance with FAS No. 121, the Company reviews the carrying value of long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future net cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future net cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets.

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In accordance with SFAS No. 133, the Company will be required to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is required to adopt SFAS No. 133 effective January 1, 2001. The adoption is not expected to impact the consolidated financial statements, as the Company has not entered into any derivative contracts and does not have any open derivative positions.

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

INVENTORIES:

     Inventories as calculated on the LIFO method:

                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Raw materials...............................................  $12,242    $18,507
  Semi-finished and finished products.......................   58,655     57,360
  Supplies..................................................    7,802      6,413
                                                              -------    -------
                                                              $78,699    $82,280
                                                              =======    =======

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     On December 31, 2000 and December 26, 1999, inventories valued on the LIFO method were less than the current costs of such inventories by $52.1 million and $54.8 million, respectively.

PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment:

                                                                2000        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Land........................................................  $   4,015   $   4,015
Buildings...................................................    111,532     111,480
Equipment...................................................    771,116     772,116
Construction in progress....................................     15,672         985
                                                              ---------   ---------
                                                                902,335     888,596
Less accumulated depreciation...............................   (410,597)   (372,297)
                                                              ---------   ---------
                                                              $ 491,738   $ 516,299
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

     During the first quarter of 1999, Acme Packaging sold a building for $1.9 million of proceeds, which resulted in a gain of $1.2 million.

     In March 1998, the Company completed the sale of Universal Tool, through a stock sale, generating proceeds to the Company of $18.0 million and a gain of $12.0 million, ($7.2 million net of tax), which is included in Other Income on the Statement of Operations.

INVESTMENTS IN ASSOCIATED COMPANIES:

     The Company has an indirect 15.1 percent participation in an iron ore-mining venture. The Company's carrying value of the venture is $6.7 million at December 31, 2000 and $14.3 million at December 26, 1999. In 2000, 1999 and 1998 the Company made iron ore purchases of $29.0 million, $24.2 million and $28.2 million, respectively, from the venture. At December 31, 2000 the Company advanced the venture $3.4 million and at December 26, 1999, $4.1 million was owed to the venture for iron ore purchases.

     The Company has invested $3.5 million, representing a 40 percent interest in NACME which performs processing of certain of the Company's steel products. The investment is accounted for by the equity method of accounting and has a carrying value of $3.8 million at December 31, 2000 ($6.6 million at December 26, 1999). The Company's share of NACME's equity income was $0.7 million and $1.8 million for the fiscal years 2000 and 1999, respectively. The Company received distributions totaling $3.2 million from NACME in fiscal 2000. The Company provides nearly all NACME's processing volume.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RETIREMENT BENEFIT PLANS AND POST-RETIREMENT BENEFITS OTHER THAN PENSIONS:

     The Company has various retirement benefit plans covering substantially all salaried and hourly employees. Salaried employees who joined the Company prior to December 31, 1981 and certain hourly employees participate in defined benefit retirement plans which provide benefits based upon either years of service and final average pay or fixed amounts for each year of service. All salaried employees with one full calendar quarter of service are eligible to participate in the Company's defined contribution plan ("SERSP"). In 2000, the Company expensed $1.6 million under the SERSP plan, while the Company expensed $1.4 million and $1.8 million in 1999 and 1998, respectively, under both the SERSP and ESOP plans. The Company permanently discontinued the ESOP contributions as of June 1, 1998 and merged the ESOP into the SERSP on March 1, 1999. During 2000, the Company contributed 5.5 percent of eligible compensation into the SERSP.

CHANGE IN BENEFIT OBLIGATION

                                                      PENSION BENEFITS       OTHER BENEFITS
                                                     -------------------   -------------------
                                                       2000       1999       2000       1999
                                                     --------   --------   --------   --------
                                                                  (IN THOUSANDS)
Projected benefit obligation at beginning of
  year............................................   $230,554   $250,453   $123,495   $127,610
Service cost......................................      1,849      2,495      1,842      2,093
Interest cost.....................................     17,306     16,317      9,827      8,004
Participant contributions.........................                            1,362      1,228
Actuarial loss (gain).............................      3,415    (17,085)    11,320     (7,373)
Benefits paid.....................................    (21,246)   (21,530)    (9,321)    (7,966)
Plan curtailments.................................                   (96)                 (101)
                                                     --------   --------   --------   --------
Projected benefit obligation at the end of year...   $231,878   $230,554   $138,525   $123,495
                                                     ========   ========   ========   ========

CHANGE IN PLAN ASSETS

                                                      PENSION BENEFITS       OTHER BENEFITS
                                                     -------------------   -------------------
                                                       2000       1999       2000       1999
                                                     --------   --------   --------   --------
                                                                  (IN THOUSANDS)
Fair value of plan assets at beginning of year....   $223,762   $230,359   $          $
Actual return on plan assets......................        160     14,933
Employer contributions............................                            7,958      6,738
Employee contributions............................                            1,362      1,228
Benefits paid.....................................    (21,246)   (21,530)    (9,320)    (7,966)
                                                     --------   --------   --------   --------
Fair value of plan assets at end of year..........   $202,676   $223,762   $          $
                                                     ========   ========   ========   ========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RECONCILIATION OF PREPAID (ACCRUED) BENEFIT COST

                                                    PENSION BENEFITS        OTHER BENEFITS
                                                   -------------------   ---------------------
                                                     2000       1999       2000        1999
                                                   --------   --------   ---------   ---------
                                                                 (IN THOUSANDS)
Funded status...................................   $(29,202)  $ (6,793)  $(138,525)  $(123,495)
Unrecognized transition cost....................          5     (1,921)
Unrecognized prior service cost.................      2,408      2,841      (3,677)     (4,254)
Unrecognized actuarial loss.....................     50,345     26,638      30,051      19,666
                                                   --------   --------   ---------   ---------
Prepaid (accrued) benefit cost..................   $ 23,556   $ 20,765   $(112,151)  $(108,083)
                                                   ========   ========   =========   =========

AMOUNTS RECOGNIZED IN THE CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                    PENSION BENEFITS        OTHER BENEFITS
                                                   -------------------   ---------------------
                                                     2000       1999       2000        1999
                                                   --------   --------   ---------   ---------
                                                                 (IN THOUSANDS)
Prepaid benefit cost............................   $          $      3   $           $
Accrued cost....................................    (27,520)    (4,339)   (112,151)   (108,083)
Intangible asset................................      2,374      2,791
Minimum pension liability.......................     48,702     22,310
                                                   --------   --------   ---------   ---------
Net amount recognized...........................   $ 23,556   $ 20,765   $(112,151)  $(108,083)
                                                   ========   ========   =========   =========

WEIGHTED-AVERAGE ASSUMPTIONS AT END OF YEAR

                                                      PENSION BENEFITS       OTHER BENEFITS
                                                     -------------------   -------------------
                                                       2000       1999       2000       1999
                                                     --------   --------   --------   --------
                                                                  (IN THOUSANDS)
Discount rate.....................................      7.75%      7.75%      7.75%      7.75%
Expected return on plan assets....................     10.00%     10.00%
Expected rate of compensation increase............      5.00%      5.00%

     For measurement purposes, a 7 percent annual rate of increase in the per capita cost of covered health care benefit was assumed for 2001. The rate was assumed to decrease 0.5 percent each year until the rate reaches 5 percent in 2005. The rate was assumed to remain at 5 percent thereafter.

COMPONENTS OF NET PERIODIC BENEFIT COST (INCOME)

                                                      PENSION BENEFITS       OTHER BENEFITS
                                                     -------------------   -------------------
                                                       2000       1999       2000       1999
                                                     --------   --------   --------   --------
                                                                  (IN THOUSANDS)
Service cost......................................   $  1,849   $  2,495   $  1,842   $  2,093
Interest cost.....................................     17,306     16,317      9,827      8,004
Expected return on plan assets....................    (21,134)   (20,261)
Amortization of transition asset..................     (1,927)    (1,927)
Amortization of prior year service cost...........        433        433       (577)      (577)
Recognized curtailment gain.......................                   (25)                 (273)
Recognized net actuarial loss.....................        682      2,530        935        769
                                                     --------   --------   --------   --------
Net periodic benefit (income) expense.............   $ (2,791)  $   (438)  $ 12,027   $ 10,016
                                                     ========   ========   ========   ========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Pension plans with accumulated benefit obligations in excess of plan assets:

                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Projected obligation........................................  $230,977    $229,678
Accumulated benefit obligation..............................   229,294     227,193
Fair value of plan assets...................................   201,803     222,853

     As a result of the Chapter 11 Bankruptcy filings, the Company cannot make pension contributions relating to the pre-petition period without Bankruptcy Court approval. Failure to make minimum funding contributions would be a Reportable Event under ERISA; additionally the PBGC could create a lien in favor of the plan against the Company, and the IRS may assess a pre-petition excise tax equal to 10 percent of the accumulated fund deficiency. The Company has not been prevented from making any such contributions to date. The Company has no funding requirements in 2001.

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

                                                               1-PERCENTAGE      1-PERCENTAGE
                                                              POINT INCREASE    POINT DECREASE
                                                              --------------    --------------
                                                                       (IN THOUSANDS)
Increase (decrease) in total of 2000 service cost and
  interest cost.............................................     $ 1,647           $ (1,325)
Increase (decrease) in APBO as of December 31, 2000.........      17,186            (14,068)

ACCRUED EXPENSES:

     Accrued expenses (not included within "Liabilities Subject to Compromise") at December 31, 2000 and December 26, 1999:

                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Accrued salaries and wages..................................  $ 9,062    $10,063
Accrued post-retirement benefits other than pensions........    8,275      8,028
Accrued taxes other than income taxes.......................    4,799      5,264
Accrued interest............................................    5,683     12,324
Accrued reorganization charges..............................    6,265      4,273
Other current liabilities...................................    3,160      6,393
                                                              -------    -------
                                                              $37,244    $46,345
                                                              =======    =======

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INCOME TAXES:

     Provision (benefit) for income taxes:

                                                               2000   1999    1998
                                                               ----   ----   -------
                                                                  (IN THOUSANDS)
Taxes on income:
Current provision (benefit):
  Federal...................................................   $      $      $
  State.....................................................    525    284       610
                                                               ----   ----   -------
                                                                       284       610
  Deferred (benefit) provision, net of valuation
     allowance..............................................                  55,126
                                                               ----   ----   -------
                                                               $525   $284   $55,736
                                                               ====   ====   =======

     At December 31, 2000, the Company had net operating losses of approximately $435 million expiring in 2012 through 2020. The carryforwards will be available for the reduction of future income tax liabilities of the Company and its subsidiaries. A valuation allowance has been recorded against all of these carryforwards because utilization is uncertain. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of the carryforwards otherwise available to the Company.

     As a result of the losses incurred to date, the related negative effect on the Company's overall liquidity position, and the Chapter 11 Bankruptcy Filings on September 28, 1998, the Company recorded a valuation allowance against its entire net deferred tax assets. The Company continued to fully reserve any net deferred tax assets incurred in 2000 and 1999. The difference between the federal statutory tax rate of 34 percent and the effective tax rate recorded in the financial statements relates principally to state income taxes and the recording of a full valuation allowance against any net deferred tax assets in 1998, 1999 and 2000.

DEFERRED TAX LIABILITIES:

     Significant components of the Company's deferred tax liabilities and assets at December 31, 2000 and December 26, 1999:

                                                                  2000         1999
                                                                ---------    ---------
                                                                    (IN THOUSANDS)
Deferred Tax Liabilities:
Property, plant and equipment...............................    $ 113,421    $  93,497
                                                                ---------    ---------
Deferred Tax Assets:
Post-retirement benefits other than pensions................       48,368       41,489
Net operating loss carryforward.............................      183,260      157,582
Other.......................................................       20,634       20,212
                                                                ---------    ---------
  Gross deferred tax assets.................................      252,262      219,283
                                                                ---------    ---------
     Net deferred tax asset.................................      138,841      125,786
     Valuation allowance....................................     (138,841)    (125,786)
                                                                ---------    ---------
     Net deferred tax asset.................................    $            $
                                                                =========    =========

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SECURED DEBT:

     The Company's secured debt, including current maturities, but excluding interest payable at date of bankruptcy not recorded as "Liabilities Subject to Compromise" at December 31, 2000 and December 26, 1999:

                                                                  2000        1999
                                                                --------    --------
                                                                   (IN THOUSANDS)
Senior Secured Credit Agreement (A).........................    $174,250    $174,250
12.5 percent Senior Secured Notes (B).......................      17,623      17,623
13.5 percent Senior Secured Discount Notes (C)..............         669         669
DIP Financing Agreement (D).................................      13,293       2,050
Environmental Improvement Bonds 7.95 percent (E)............       8,846      11,345
Environmental Improvement Bonds 7.90 percent (E)............       6,674       8,585
Other long-term debt (F)....................................       6,007       6,198
Walbridge Facility (G)......................................      14,700      14,700
                                                                --------    --------
                                                                $242,062    $235,420
                                                                ========    ========

     As a result of the Chapter 11 Bankruptcy filings on September 28, 1998, all of the secured debt was in default as of the filing date. Without a Bankruptcy Court order, the Company cannot pay or restructure pre-petition debt until the conclusion of the Chapter 11 Bankruptcy.

     In accordance with SOP 90-7, the Company has not accrued interest on its unsecured debt of $204.2 million after the Petition Date, as it is unlikely such interest would be paid in the plan of reorganization. The amount of such unaccrued nondefault interest at December 31, 2000 aggregated $49.7 million ($22.2 million, $22.0 million and $5.5 million in 2000, 1999 and 1998, respectively). Additionally, scheduled principal payments on secured debt, which have not been made for the post-petition period, totaled $4.4 million. The Company has obtained Bankruptcy Court orders allowing adequate protection payments on secured debt. During 2000, the Company paid $28.6 million in adequate protection payments as ordered by the Bankruptcy Court.

     Secured debt has not been classified as subject to compromise in the consolidated balance sheet; however, in the event the collateral underlying the secured debt is determined to be insufficient, secured debt is not eligible for interest during bankruptcy.

     A. Senior Secured Credit Agreement -- In December 1997, the Company entered into a $175 million Senior Secured Credit Agreement due December 2005. At the option of the Company, the Senior Secured Credit Agreement provides for interest at prime plus a margin ranging from 1.25 percent to 2.25 percent, or LIBOR plus a margin ranging from 2.25 percent to 3.25 percent determined by the leverage ratio of debt to earnings before interest, taxes and depreciation. The Company accrued interest under the Senior Secured Credit Agreement at a rate of
8.9 percent at December 31, 2000 and 8.8 percent at December 26, 1999. Each of the Company's subsidiaries is a guarantor under the Senior Secured Credit Agreement. The Company did not make principal payments of $2.5 million during the post-petition period. The Senior Secured Credit Agreement ranks pari passu and shares collateral with the 12.5 percent Senior Secured Notes and the 13.5 percent Senior Secured Discount Notes.

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

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     D. DIP Financing Agreement, expires in July 1, 2001 -- The Company has secured a DIP Financing Agreement with BankAmerica Credit allowing the Company to meet its operating needs while in Chapter 11 Bankruptcy proceedings. For further information, see footnote entitled "DIP Financing." At the end of 2000, the effective interest rate equaled 8.4 percent, on outstanding prime borrowings.

     E. Environmental Improvement Bonds -- The Environmental Improvement Bonds were issued in April and September of 1996, with the Company receiving gross proceeds of $11.3 million and $8.6 million at interest rates of 7.95 percent and
7.90 percent, respectively. The April 1996 issue is due April 2025, while the September 1996 issue is due April 2024. The gross proceeds of the Environmental Improvement Bonds were reduced by debt issuance costs of $0.6 million that are being amortized over the lives of the respective notes. The Environmental Improvement Bonds are secured by a lien on certain personal property and fixtures of Acme Steel. On September 22, 2000, the Bankruptcy Court approved an Adequate Protection Payment Stipulation related to the EIB Bonds that established the amount by which the EIB Bonds were unsecured at the date of bankruptcy. As a result of the Stipulation the Company applied the $1.4 million in adequate protection payments made by the Company as of September 22, 2000 against the principal of the EIB Bonds. Such payments were previously recorded as interest expense. Additionally, the Company reclassified the $1.4 million unsecured portion of the EIB Bonds from Long-term Debt to Liabilities Subject to Compromise. The Company ceased accruing interest on the EIB Bonds as of December 26, 1999 and reversed all unpaid post-petition accrued interest of $0.6 million and reclassified $0.8 million of pre-petition accrued interest related to the EIB Bonds to Liabilities Subject to Compromise. The current portion of the EIB Bonds, $1.9 million, is reported in the Balance Sheet as the Current Portion of Long-term Debt at December 31, 2000.

     F. Other Long-Term Debt -- The other long-term debt is primarily for, and collateralized by, Acme Packaging's plastic strapping line and computer related equipment. The Company accrued interest for the plastic line and the computer related equipment at an interest rate of 8.0 percent and 7.5 percent, respectively. At December 31, 2000, the Company was delinquent in its principal payments by $1.9 million for the plastic line and computer related equipment.

     G. Walbridge Facility, due October 2002 -- As a result of its Chapter 11 Bankruptcy filings on September 28, 1998, the Company recorded an obligation for future payments under a financial agreement for property used by Alpha Tube. The debt is collateralized by the related assets. The Company accrued interest at an interest rate of LIBOR plus 2 percent (8.9 percent and 7.6 percent at December 31, 2000 and December 26, 1999, respectively).

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

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

LIABILITIES SUBJECT TO COMPROMISE:

     "Liabilities Subject to Compromise" as of December 31, 2000 and December 26, 1999:

                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Accounts payable............................................  $ 65,900    $ 60,525
Accrued interest............................................     6,873       6,094
Bond payable and other related liability....................     2,567       2,567
Other accrued liabilities...................................       520         492
Note payable (A)............................................     5,500       5,500
10.875 percent Senior Unsecured Notes, net of discount
  (B).......................................................   198,682     198,682
Other long-term liabilities.................................    23,575      26,212
                                                              --------    --------
  Total.....................................................  $303,617    $300,072
                                                              ========    ========

     A. Note Payable -- The Note Payable is an unsecured obligation assumed by Acme Steel on May 29, 1986 as a result of the reorganization of Interlake. The assumed debt was incurred in connection with the financing of certain facilities, which were retained by the Company in the Spin-off of Acme Steel from Interlake. Due to the unsecured nature of this Note, the Note has been classified as a "Liabilities Subject to Compromise."

     B. 10.875 percent Senior Unsecured Notes -- In December 1997, the Company issued $200 million of 10.875 percent Senior Unsecured Notes at a discount (0.749 percent) to yield 11 percent, due December 15, 2007. The Senior Unsecured Notes are guaranteed on a senior, unsecured basis by the Company's subsidiary, Acme Steel. Because these notes are unsecured, they are no longer classified as a long-term debt as of the Chapter 11 Bankruptcy filing date and are recorded as a "Liability Subject to Compromise."

FAIR VALUE OF FINANCIAL INSTRUMENTS:

     CASH AND CASH EQUIVALENTS

     The carrying value of cash and cash equivalents approximates fair value.

     LONG-TERM DEBT

     Because of the Chapter 11 Bankruptcy, the fair value of the long-term debt cannot be determined.

STOCK COMPENSATION PLANS:

     The Company has a 1986 and a 1994 Stock Incentive Program which have reserved shares of common stock for issuance to officers and employees of the Company and its subsidiaries. No stock options or stock awards have been granted from the 1986 Program since April 1994. Through December 31, 2000, all but 600 stock options and stock awards have been canceled and returned to the 1994 Stock Incentive Program. In addition, the Company has a Non-Employee Directors' Stock Option Plan whereby each non-employee director is granted 2,000 options at the Annual Meeting of the Board of Directors. Under this plan 150,000 shares were reserved for issuance and through December 31, 2000, 62,000 stock options have been granted.

     The Company has adopted the disclosure-only provisions of FAS No. 123 "Accounting for Stock-Based Compensation." No compensation cost has been recognized under the provisions of FAS No. 123 for the fixed stock options granted under its Stock Incentive Program. Had compensation cost for options granted under the program been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

consistent with the provisions of FAS No. 123, the Company's net income (loss) and net income (loss) per share would not have been materially affected.

COMMITMENTS AND CONTINGENCIES:

OUTSIDE INVESTMENTS

     The Company's indirect interest in an iron ore mining joint venture requires payment of its proportionate share of all fixed operating costs, regardless of the quantity of ore received, plus the variable operating costs of minimum ore production for the Company's account. The Company reimburses the joint venture for these costs through its purchase of ore. Pursuant to a steel processing agreement between Acme Steel and NACME, Acme Steel has agreed to certain tonnage provisions.

INTERLAKE CORPORATION

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

     On March 18, 1999, the U.S. Tax Court entered an opinion in the case of The Interlake Corporation, et. al. v. Commissioner of Internal Revenue. The U.S. Tax Court held the Company's authority to act for the affiliated group terminated and the Company was not an authorized recipient of the $6.8 million refund it received in 1987 and the Internal Revenue Service ("IRS") cannot seek recovery from Interlake of the refund issued to the Company. The statutory period for appeals expired on September 30, 1999 and the IRS did not appeal this opinion.

     As a result of the Tax Court opinion, the expiration of the statutory appeals period, and the IRS advising the Company that it intends to proceed against the Company to recover the $6.8 million plus interest, in the third quarter of 1999 the Company recognized an income tax related interest charge of $10 million to increase its total reserve in light of these recent events. Such reserves are included as other long-term liabilities subject to compromise. The Company believes it has defenses against this claim and will defend itself against any such action by the IRS. In the event of an unfavorable outcome with the IRS, the Company will vigorously pursue all remedies against third parties, including Interlake, pursuant to the 1986 TIA. In the first quarter of 2000 the Company received an assessment of $3.5 million plus accrued interest for a portion of the 1987 refund related to the 1985 tax year. The remaining $3.3 million of the refund relates to 1981 and 1984 both years which are before the Tax Court and stayed by the Company's Chapter 11 Bankruptcy status.

     Upon Spin-Off from Interlake in 1986, the Company entered into a TIA with Interlake, which generally provides tax sharing arrangements related to pre Spin-Off taxes. The Company currently believes amounts are owed by Interlake to the Company pursuant to the TIA in relation to this case.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Merger of The Interlake Corporation and GKN North America Manufacturing Inc. On December 5, 1998, GKN North America Manufacturing Inc. (the "Purchaser") and Interlake entered into an agreement and plan of merger ("Merger Agreement"). The Purchaser is a wholly owned subsidiary of GKN North America Inc. which, in turn, is an indirect subsidiary of KGKNplc of the United Kingdom ("GKNplc").

     The Company believes the acquisition of Interlake by GKNplc through its direct and indirect subsidiary will not alter the obligations and rights of the Company and Interlake as described herein.

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

     RAYTHEON ENGINEERS & CONTRACTORS, INC.

     During the second quarter of 1999, Acme Steel made an initial draw of $9 million under an irrevocable letter of credit in the approximate amount of $32 million. The letter of credit secures performance by Raytheon Engineers & Constructors, Inc. ("Raytheon") of its obligations in connection with the CSP and other facilities at Acme Steel. Raytheon was the general contractor for the construction of the CSP facility. Raytheon filed various legal actions in the Bankruptcy Court prior to and subsequent to Acme Steel's draw on the letter of credit seeking to initially prevent Acme Steel from drawing on the irrevocable letter of credit, to impose a constructive trust upon any funds drawn, and to seek an early adjudication of the claims between the parties. The Bankruptcy Court denied Raytheon's request to enjoin Acme Steel from drawing under the

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

irrevocable letter of credit and to impose a constructive trust on the funds drawn by Acme Steel. In May 1999, Acme Steel filed a Motion to Dismiss the underlying Amended Adversary Complaint filed by Raytheon. On April 11, 2000, the Bankruptcy Court granted Acme Steel's Motion to Dismiss Raytheon's Amended Adversary Complaint. The Bankruptcy Court held that Raytheon's claims were not properly brought in the form of an adversary proceeding as Raytheon's suit constituted a pre-petition breach of contract claim. Raytheon has appealed the Bankruptcy Court's dismissal of its Amended Complaint which is pending. Subsequent to the April 11, 2000 ruling, the company reclassified the Raytheon liability of $9 million from Accounts Payable to Liabilities subject to compromise. In February 2000, Acme Steel filed an Adversary Complaint against Raytheon to contest a purported secured claim filed by Raytheon against Acme Steel in the approximate amount of $9 million. Acme Steel proceeded to file a Motion for Partial Summary Judgment seeking to invalidate the underlying Mechanic's Lien upon which the purported secured claim filed by Raytheon is based. On August 28, 2000, the Bankruptcy Court granted Acme Steel's Motion for Partial Summary Judgment finding that the underlying Mechanic's Lien upon which Raytheon's secured claim is based is defective. Raytheon has appealed the Bankruptcy Court's decision granting Acme Steel's Motion for Partial Summary Judgment. Acme Steel has vigorously contested and will continue to vigorously contest the appeals and claims filed by Raytheon; however, there are no assurances Acme Steel will continue to be successful in opposing Raytheon's legal actions.

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

     All sales between Segments are recorded at an annual fixed price.

     The products and services of the Steel Making and Steel Fabricating Segments are distributed through their own respective sales organizations which have sales offices at various locations in the United States. Export sales are insignificant for the years presented.

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company is divided into Steel Making and Steel Fabricating operating segments based on the value-added production in making the product. Sales reflect the adoption of EITF No. 00-10. Operating segment information based on operating income is as follows (dollars in thousands):

                                                               2000        1999        1998
                                                             --------    --------    --------
STEEL MAKING:
  Sales to unaffiliated customers..........................  $268,546    $253,477    $235,081
  Intersegment sales.......................................    79,974      80,986      89,292
                                                             --------    --------    --------
     Net Sales.............................................  $348,520    $334,463    $324,373
                                                             ========    ========    ========
  Depreciation.............................................  $ 33,473    $ 30,885    $ 33,599
Loss from operations.......................................   (24,093)    (45,562)    (62,126)
  Total assets.............................................   496,596     541,760     577,016
  Capital expenditures.....................................    11,840       6,381      11,598
OPERATING DATA (in tons):
  Steel production -- hot band.............................   920,940     989,148     779,791
  Steel shipments -- flat-rolled...........................   864,860     945,597     775,958
STEEL FABRICATING:
  Sales to unaffiliated customers..........................  $232,500    $239,353    $249,728
  Intersegment sales.......................................       565         734         716
                                                             --------    --------    --------
     Net Sales.............................................  $233,065    $240,087    $250,444
                                                             ========    ========    ========
  Depreciation.............................................  $  4,772    $  5,545    $  4,321
  Income from operations...................................    11,113      21,841      22,644
  Total assets.............................................   129,656     126,411     130,176
  Capital expenditures.....................................     2,386       6,537      25,132

                            ACME METALS INCORPORATED
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Reconciliation of the operating segment information to the Company's consolidated financial statements is as follows (dollars in thousands):

                                                               2000        1999        1998
                                                             --------    --------    --------
Net Sales:
  Steel Making.............................................  $348,520    $334,463    $324,373
  Steel Fabricating........................................   233,065     240,087     250,444
  Intersegment sales.......................................   (80,539)    (81,720)    (90,008)
                                                             --------    --------    --------
                                                             $501,046    $492,830    $484,809
                                                             ========    ========    ========
Operating income (loss):
  Steel Making.............................................  $(24,093)   $(45,562)   $(62,126)
  Steel Fabricating........................................    11,113      21,841      22,644
                                                             --------    --------    --------
                                                              (12,980)    (23,721)    (39,482)
  Less:
     Interest expense......................................   (22,600)    (23,333)    (39,161)
     Interest expense -- taxes.............................               (10,000)
     Reorganization charges under Chapter 11 Bankruptcy....    (7,349)     (7,424)     (6,747)
  Add:
     Interest income.......................................       141         357       1,179
     Gain from sale of assets..............................                 1,241      12,257
                                                             --------    --------    --------
     Net loss..............................................  $(42,788)   $(62,880)   $(71,954)
                                                             ========    ========    ========
Total Assets:
  Steel Making.............................................  $496,596    $541,760    $577,016
  Steel Fabricating........................................   129,656     126,411     130,176
  Corporate................................................    28,169      39,817      29,896
                                                             --------    --------    --------
                                                             $654,421    $707,988    $737,088
                                                             ========    ========    ========

                         QUARTERLY RESULTS (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            FIRST         SECOND         THIRD           FOURTH
                                           QUARTER       QUARTER       QUARTER(1)      QUARTER(2)
- -------------------------------------------------------------------------------------------------
2000
Net Sales(3).........................      $133,630      $137,718       $123,549        $106,149
Operating income (loss)..............         2,770         3,509         (1,524)        (17,735)
Net loss.............................        (4,813)       (4,289)        (7,393)        (26,818)
Net loss per share...................      $  (0.41)     $  (0.37)      $  (0.63)       $  (2.31)
- -------------------------------------------------------------------------------------------------
1999
Net Sales(3).........................      $108,416      $131,788       $124,539        $128,087
Operating income (loss)..............       (10,588)       (3,588)       (13,527)          3,982
Net loss.............................       (17,809)      (11,334)       (30,814)         (3,207)
Net loss per share...................      $  (1.53)     $  (0.97)      $  (2.64)       $  (0.28)
- -------------------------------------------------------------------------------------------------

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

(3) Sales have been restated for all periods presented to reflect the adoption of EITF No. 00-10.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                     ADDITIONS
                                        ------------------------------------
                                        BALANCE AT   CHARGED TO    CHARGED                      BALANCE
                                        BEGINNING    COSTS AND     TO OTHER                      AT END
                                         OF YEAR      EXPENSES     ACCOUNTS     DEDUCTIONS      OF YEAR
                                        ----------   ----------    --------     ----------      -------
2000
  Allowance for doubtful accounts
     receivable......................    $  1,178     $   348       $  311(a)     $(578)(b)     $  1,259
  FAS 109 valuation allowance........    $125,786     $13,055       $             $             $138,841
                                         ========     =======       ======        =====         ========
1999
  Allowance for doubtful accounts
     receivable......................    $  1,278     $   435       $  114(a)     $(649)(b)     $  1,178
  FAS 109 valuation allowance........    $ 88,926     $36,860       $             $             $125,786
                                         ========     =======       ======        =====         ========
1998
  Allowance for doubtful accounts
     receivable......................    $  1,296     $   237       $   31(a)     $(286)(b)     $  1,278
  FAS 109 valuation allowance........    $            $81,308       $7,618(c)     $             $ 88,926
                                         ========     =======       ======        =====         ========

- -------------------------
(a) Consists principally of recoveries of accounts charged off in prior years.

(b) Uncollectable accounts charged off.

(c) Consists of a charge to accumulated other comprehensive loss.